Form 10-K405
period 1996-03-31
HORIZON FINANCIAL CORP
filed 1996-06-28
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549
                                  ___________________________

                                           FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 31, 1996
                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               Commission File Number:  0-27062

                                    Horizon Financial Corp.
                    (Exact name of registrant as specified in its charter)


Chartered by the State of Washington                       91-1695422
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                          Identification No.)

1500 Cornwall Avenue, Bellingham, Washington                  98225
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (360) 733-3050

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock, par value $1.00 per share
                                       (Title of Class)

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO

       Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-KSB or any amendments to this Form 10-K.  YES        NO    X

       The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Stock Market under the symbol "HRZB" on June 3, 1996, was $87,235,127 (6,591,743 shares at $13.234 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

                              DOCUMENTS INCORPORATED BY REFERENCE

       1. Proxy Statement for the 1996 Annual Meeting of Stockholders. (Part II and III).

                                            PART I
Item 1.  Business

(a) General

       Horizon Financial Corp. ("Horizon Financial" or the "Corporation") was incorporated in the State of Washington in 1995 for the purpose of becoming a bank holding company for Horizon Bank, a savings bank ("Horizon Bank" or the "Bank"). On July 25, 1995, the stockholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on October 13, 1995, on which date the Bank became the wholly-owned subsidiary of the Corporation, and the stockholders of the Bank became stockholders of the Corporation. Prior to completion of the reorganization, the Corporation had no material assets or liabilities and engaged in no business activities. Subsequent to the acquisition of Horizon Bank, the Corporation has engaged in no significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

       Horizon Bank was incorporated as a Washington state-chartered mutual savings bank in 1979 as a successor to Bellingham First Federal Savings and Loan Association, whose predecessor was originally organized in 1922 as a state-chartered savings and loan association which converted to a federal savings and loan association in 1934. The Bank is one of nine stock savings banks located in the State of Washington which are subject to regulation by the Department of Financial Institutions of the State of Washington and the Federal Deposit Insurance Corporation ("FDIC").

       On August 12, 1986, the Bank converted from mutual to stock form through the sale and issuance of 1,599,990 shares of common stock (before adjustment for subsequent stock splits). Net proceeds from the sale totalled approximately $16.7 million in new equity capital for the Bank, after conversion expenses. On March 24, 1987, the Bank declared a three-for-two stock split of the Bank's common stock, effected in the form of a stock dividend payable to shareholders of record on April 7, 1987. On December 27, 1988, the Bank declared a 10% stock dividend payable to shareholders of record on January 10, 1989. On March 23, 1993, the Bank declared a 15% stock dividend, effected in a form of a stock dividend payable on May 25, 1993, to shareholders of record on May 4, 1993. This stock dividend increased the total outstanding shares of the Bank's common stock to 5,801,744. On June 28, 1994, the Bank declared a 10% stock dividend payable on August 25, 1994. This increased the total outstanding shares of Bank's common stock to 6,476,417, as of September 30. 1994.

       In March 1993, the Bank established a Dividend Reinvestment Plan for shareholders of record. During the fiscal 1995 year the Bank received $268,506 in new equity from the Dividend Reinvestment Plan, which increased the shares outstanding by 20,620 shares. During fiscal 1996, the Bank received $264,313 in new equity from the Dividend Reinvestment Plan, which increased the shares outstanding by 21,200 shares.

       The business of the Bank consists primarily of attracting savings deposits from the general public and originating first mortgage loans on residential properties. The Bank also makes first mortgage loans on commercial and multi-family residential properties, and, to a limited extent, loans secured by savings accounts and consumer loans. The Bank also invests in federal government and agency obligations, corporate notes and bonds, municipal bonds, common stock, preferred stock, money market instruments and mortgage-backed obligations.

       The principal sources of funds for the Bank's lending and investment activities are savings deposits, repayment of loans, loan sales and affiliated Bank borrowings. The Bank's principal sources of income are interest on loans and loan origination fees, commitment and servicing fees on loans, service charge income on accounts and interest and dividends on investment securities. Its principal expenses are interest paid on deposits, borrowings and general and administrative expenses.

       The Bank's savings and lending operations are conducted through twelve full-service office facilities located in Whatcom, Skagit and Snohomish counties in Washington State. On August 12, 1993, the FDIC approved Horizon Bank's application to open a branch in Burlington, Washington, which opened in September 1994. On April 26, 1994, the FDIC approved Horizon Bank's application to open a branch in Edmonds, Washington, which opened in July 1994. On July 14, 1996 the FDIC approved Horizon Bank's application to open a branch in Millcreek, Washington, which opened in September 1995. The Bank's main office is located at 1500 Cornwall Avenue, Bellingham, Washington and its telephone number is (360) 733-3050.

Selected Financial Data

       The following table sets forth certain information concerning the financial position of the Bank at and for the dates indicated.

                                                  March  31,

                            1996       1995       1994        1993       1992
                            _____      _____      ____        ____       ____
                                           (Dollars in thousands)

Total Assets. . . . . .   $488,968    $457,478   $424,637   $394,168  $363,275
Loans Outstanding . . .    389,651     360,120    340,421    314,540   291,051
Cash and Investment
  Securities. . . . . .     87,662      83,782     71,795     68,730    61,506
Deposits. . . . . . . .    402,676     377,703    351,506    328,052   303,323
Borrowings. . . . . . .         --          --         --         --        --

Stockholders' Equity. .     79,147      72,685     65,995     59,164    53,387
Number of Full Service
  Offices . . . . . . .         12          11          9          8         8

                                          Year Ended March 31,
                            1996       1995       1994        1993       1992
                            _____      _____      ____        ____       ____
                                            (In thousands)

Interest Income . . . .   $37,082      $33,989    $33,619    $34,202   $33,327
Interest Expense. . . .   (20,773)     (16,948)   (15,227)   (16,398) (18,784)
Net Interest Income . .    16,309       17,041     18,392     17,804    14,543
Other Income. . . . . .     1,293        1,220      1,692      1,521     1,527
Non-interest Expense. .    (6,685)      (7,149)    (7,446)    (7,194)  (6,702)
Provision for Loan
  Losses. . . . . . . .      (110)        (132)      (368)      (409)    (877)
Income (Loss) Before
  Taxes . . . . . . . .    10,807       10,980     12,270     11,722     8,491
Federal Income Tax. . .     3,586        3,640      4,262      3,819     2,686
SFAS #109 . . . . . . .        --           --         --        889        --
Gain on Sale of
 Trust Department . . .        --          181         --         --        --
Net Income. . . . . . .    $7,221      $ 7,521    $ 8,008    $ 7,014   $ 5,805

Key Operating Ratios

       The table below sets forth certain performance ratios of the Bank for the periods indicated. These ratios are calculated based on month end balances.

                                                       At and for the
                                                     Year Ended March 31,
                                            1996           1995          1994
                                            ____           ____          ____

Return on average assets (net income
 divided by average total
 assets) . . . . . . . . . . . . . . . . .   1.53%         1.71%         1.96%

Return on average equity (net income
 divided by average equity). . . . . . . .    9.51         10.85         12.80

Dividend payout ratio (dividends
 declared per share divided
 by net income per share). . . . . . . . .   29.09         26.97         23.53

Equity to assets ratio (average
 equity dividend by average
 total assets) . . . . . . . . . . . . . .   16.04        15.72%        15.29%

Interest rate spread (difference
 between average yield on interest
 earning assets and average cost
 of interest bearing
 liabilities). . . . . . . . . . . . . . .    2.85          3.40          4.10

Net yield on earning assets (net
 interest income as a percentage
 of average interest earning
 assets) . . . . . . . . . . . . . . . . .    3.61          4.06          4.71

Yields Earned and Rates Paid

       The Bank's pre-tax earnings depend primarily on its net interest income, the difference between the income it receives on its loan portfolio and other investments and its cost of money, consisting primarily of interest paid on savings deposits, and other borrowings. Net interest income is affected by (i) the difference between rates of interest earned on its interest-earning assets and rates paid on its interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of its interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Thrift institutions have traditionally used interest rate spreads as a measure of net interest income. Another indicator of an institution's net interest income is its "net yield on interest-earning assets" which is net interest income divided by average interest earning assets.

       In an effort to make the yields on its loan portfolio and investments more interest rate sensitive, the Bank has implemented a number of measures, which are discussed herein under "-- Lending Activities."

       The following table presents at the date and for the periods indicated, the total dollar amount of interest income and interest expense, as well as the resulting yields earned and rates paid.

                    At March 31,                            Year Ended March 31,
                       1996              1996                      1995                      1994
                        Average Average  Inter-  Average  Average  Inter-  Average  Average  Inter-  Average
               Balance  Yield/  Balance  est     Yield    Balance  est     Yield/   Balance  est     Yield
                        Cost                     Cost                      Cost                       Cost
               _______________  ________________________  ________________________  ________________________
                                                            (Dollars in thousands)
Interest-
 earning
 assets:
 Loans
 receivable. .$389,651  8.57%  $375,018  $32,145  8.57%  $352,620  $29,948  8.49%  $328,034  $30,210  9.21%
 Investment
  securities .  57,026  6.24     53,849    3,359  6.24     45,410    2,533  5.58     46,466    2,219  4.77
Mortgage-
 backed
 securities. .  23,364  6.89     22,895    1,578  6.89     21,630    1,508  6.97     15,614    1,190  7.62
 Total
 interest-
 earning
 assets. . . . 470,041  8.21    451,762   37,082  8.21    419,660   33,989  8.10    390,114   33,619  8.62

Interest-
 bearing
 liabilities:
  Deposits. . .402,676  5.36    387,348   20,773  5.36    360,895   16,948  4.70    336,992   15,227  4.52
 Total
 interest-
  bearing
  liabilities .402,676  5.36    387,348   20,773  5.36    360,895   16,948  4.70    336,992   15,227  4.52

Net interest
  income  . . .                          $16,309                   $17,041                   $18,392


Interest rate
  spread. . . .                             2.85%                     3.40%                     4.10%


Net yield on
 interest-
 earning
 assets . . . .                             3.61%                     4.06%                     4.71%


Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities. .                           117.63%                   116.28%                   115.76%

PAGE

Rate/Volume Analysis

       The table below sets forth certain information regarding changes in interest income and interest expense for the Bank for the periods indicated.  For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (change in volume multiplied by old rate); (2) changes in rates (change in rate multiplied by old volume); (3)
changes to rate-volume (changes in rate multiplied by the change in volume).


                                                  Year Ended March 31,
                     1996   vs.   1995             1995   vs.   1994               1994   vs.   1993
                    Increase (Decrease)           Increase (Decrease)             Increase (Decrease)
                            Due to                       Due to                         Due to
             _____________________________   ____________________________   ___________________________
                             Rate/                           Rate/                         Rate/
               Volume  Rate  Volume  Total   Volume  Rate   Volume  Total   Volume   Rate  Volume   Total
               ______  ____  ______  _____   ______  ____   ______  _____   ______   ____  ______   _____
                                                      (In thousands)
Interest income:
 Interest
  and fees
  on loans .   $1,898  $281   $ 18  $2,197  $2,277  $(2,362) $(177)  $(262) $2,236 $(2,446) $(178)   $(388)
 Investment
  securities
  and other
  interest-
  bearing
  securities. .   573   282     41     896     271      334     27     632     276    (439)   (33)    (196)

 Total
  interest-
  earning
  assets. . . .$2,471  $563   $ 59  $3,093  $2,548  $(2,028) $(150)   $370  $2,512  $(2,885) $(211)  $(584)

Interest expense:
 Deposit
  accounts. . .$1,252 $2,398  $176  $3,826  $1,071  $   607  $  43  $1,721  $1,119  $(2,143) $(148) $(1,172)

 Total interest-
  bearing
  liabilities .$1,252 $2,398  $176  $3,826  $1,071  $   607  $  43  $1,721  $1,119  $(2,143) $(148) $(1,172)

PAGE

Lending Activities

       General. The Bank's loan portfolio totaled $389,650,547 at March 31, 1996, representing approximately 79.69% of its total assets. On that date, 81.15% of total outstanding loans consisted of loans secured by mortgages on single family residential properties, 3.38% of the loans consisted of loans secured by two-to-four unit residential properties, 5.16% of total outstanding loans consisted of loans secured by mortgages on over four unit residential properties, and 6.49% of total outstanding loans consisted of commercial real estate loans. The balance of the Bank's outstanding loans at that date consisted of secured consumer loans and loans secured by savings deposits.

       The Bank originates both fixed rate and adjustable rate mortgages ("ARMs") secured by residential, business, and commercial real estate, the majority of which include building improvements.

       In order to have the ability to make the yields on its loan portfolio and investments more interest rate sensitive, the Bank has implemented a number of measures. Those measures include: (i) adoption of a policy under which the Bank generally originates long-term, fixed-rate mortgage loans only when such loans are written to specifications promulgated by the Federal Home Loan Mortgage Corporation ("FHLMC") and qualify for sale in the secondary market, (ii) origination of ARM loans on residential and commercial properties subject to market conditions, (iii) origination of construction loans secured by residential and income producing properties at interest rates subject to periodic adjustment based upon changes in a nationally recognized money market index and (iv) increased emphasis on originating 10 and 15 year amortizing mortgage loans. At March 31, 1996, $179,773,652 (or 46.14%) of the Bank's net mortgage loans receivable were comprised of loans that were other than long-term fixed-rate mortgage loans (i.e., loans with maturities greater than 15 years, which historically have been the industry's traditional area of lending activity). This amount consists of $13,992,400 in residential ARM loans and $13,796,740 in ARM loans secured by commercial and other real estate with adjustable rates; and $151,984,512 in 15 year or less amortizing mortgage loans.

       Loan Maturity.   The following table sets forth certain information at March 31, 1996 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity.
Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                                     Due After        Due After
                                 Due During        2 Through        5 Through         Due Over
                               the Year Ended    5 Years After    10 Years After   10 Years After
                                 March 31,          March 31,        March 31,       March 31,
                                1997      1998        1996             1996             1996        Total
                                _______________      ______          _______           ______       _____
                                                            (In thousands)
Commercial, financial and
  agricultural. . . . . . . . $15,614   $ 2,429      $13,171          $15,334         $  4,464    $ 51,012
Real estate construction. . .      --        --           --               --           15,711      15,711
Real estate-mortgage,
 installment and other. . . .  13,272     2,147        8,998           22,685          275,826     322,928
     Total. . . . . . . . . . $28,886    $4,576      $22,169          $38,019         $296,001    $389,651

       The following table sets forth the dollar amount of all loans due one year after March 31, 1996 which have fixed interest rates and have floating or adjustable interest rates.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.


                                                  Fixed
                                                  Rates          Adjustable Rates        Total
                                                  _____          ________________        _____
                                                                 (In thousands)
Commercial, financial and
 agricultural . . . . . . . . . . . .            $1,817             $13,797             $15,614
Real estate construction. . . . . . .                --                  --                  --
Real estate-mortgage, installment
 and other. . . . . . . . . . . . . .             4,960               8,312              13,272
     Total. . . . . . . . . . . . . .            $6,777             $22,109             $28,886

       Residential Loans. The primary lending activity of the Bank has been the granting of conventional loans to enable borrowers to purchase existing homes or construct new homes. The Bank's real estate loan portfolio also includes loans on two-to-four family dwellings, multi-family housing (over four units), and loans made to purchase or refinance improved buildings to be used for residential housing. At March 31, 1996, approximately 84.53% of the Bank's total loan portfolio consisted of loans secured by residential real estate.

       The Bank's lending practices generally limit the maximum loan-to-value ratio on one-to-four family residential mortgage loans to 95% of the appraised value as determined by an independent appraiser, with the condition that private mortgage insurance generally be required on any home loans with loan-to-value ratios in excess of 80% of appraised value. The Bank places this insurance with carriers approved by FHLMC. The coverage generally limits the Bank's exposure to 72% of the loan amount. If private mortgage insurance is required, the borrower pays the premium at loan closing and any recurring premiums through an escrow reserve account established with the Bank for such period of time as the Bank requires the insurance coverage to be in force. Multi-family residential and commercial real estate loans, construction loans and unimproved real estate loans generally do not exceed 80% of appraised value.

       The Bank presently originates both fixed-rate and ARMs secured by one-to-four family properties with a loan term not exceeding 30 years. Under certain conditions, ARM borrowers are allowed to convert beginning on the first interest rate change date and ending on the fifth interest rate change date from the date of the loan note. In addition, certain consumer safeguards are built into the ARM instruments used by the Bank. These safeguards include limits on annual and lifetime interest rate adjustments. The Bank generally originates these loans in accordance with guidelines established by the FHLMC. For the fiscal year ended March 31, 1996, adjustable mortgage loans totalled $14,057,805 or 14.60% of total originations as compared to $9,660,495 or 14.08% of total originations for the year ended March 31, 1995.

       Construction Loans. The Bank also provides construction financing for single-family dwellings and to a lesser extent makes land acquisition and development loans on properties intended for residential use. The interest rate charged by the Bank on these loans varies depending upon the type of security property and the credit worthiness of the borrower. The origination fees charged by the Bank on construction loans generally are from one-quarter to one percentage point higher than fees charged by the Bank for permanent financing. At March 31, 1996 the Bank had $15,711,393, or 4.03% of total loans outstanding in construction loans, as compared to $17,132,091, or 4.8% of total loans at March 31, 1995.

       Construction lending is generally considered to involve a higher level of risk as compared to one- to four-family residential permanent lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of value proves to be inaccurate, the Bank may be confronted at, or prior to, the maturity of the loan, with a project whose value is insufficient to assure full repayment. Loans for the construction of speculative homes carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due.

       Multi-Family, Business and Commercial Loans. These types of loans constituted $47,307,695 or approximately 12.14% of Horizon Bank's loan portfolio at March 31, 1996. These loans include fixed rate and adjustable rate mortgages secured by apartment buildings (i.e., those containing five or more living units) and business and commercial properties. The Bank generally requires that such loans have a debt service coverage of 1.25 to 1 with a loan to value ratio not exceeding 80%. Fixed-rate loans generally have a 5 to 10-year loan term, with payments based upon a 15 to 30-year amortization schedule.

       Since 1976, some of the loans originated by the Bank and secured by income-producing properties have an interest rate which adjusts annually based upon changes in an index of United States Treasury securities published by the Board of Governors of the Federal Reserve System ("Federal Reserve"). The amount of any increase in the interest rate is generally limited to two percentage points (upward or downward) each adjustment period, with a limit of six percentage points on the amount which the interest rate can increase or decrease over the life of the loan.

       Multi-family residential and business and commercial real estate lending is generally considered to involve a higher degree of risk than permanent residential one- to four-family lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Horizon Bank generally attempts to mitigate the risks associated with multi-family commercial and residential real estate lending by, among other things, lending on collateral located in its market area and generally to individuals who reside in its market.

       Consumer Loans. The Bank makes a variety of loans for consumer purposes. Included among these are home equity loans, loans secured by personal property, such as automobiles, boats, and other vehicles, loans secured by a Horizon Bank's Certificate of Deposit, and loans for mobile homes located in parks.

       Horizon Bank began actively marketing consumer loans in fiscal 1982 in order to provide a wider range of financial services to its customers and to achieve shorter terms and higher interest rates normally typical of such loans. At March 31, 1996, the Bank held $15,269,895 of consumer loans.

       Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets such as automobiles, boats and other vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

       Consumer loans are all secured and are made based on an evaluation of the borrower's creditworthiness, including income, other indebtedness, and satisfactory credit history, and the value of the collateral. Designated managers or Loan Committee members approve consumer loan requests.

       Secured loan amounts typically do not exceed 80% of the value of the collateral, or 80% of the appraised value of the residence in the case of home equity loans. Horizon Bank maintains a loan loss reserve for consumer loans.
       Loan Solicitation and Processing. The primary sources for loan originations are attributable to deposit customers, current borrowers, walk-in customers, and referrals from real estate agents and builders. The Bank does not currently purchase loans from, or otherwise utilize, mortgage brokers in the origination of loans.

       The Bank accepts completed loan applications from all of its branches. Processing is performed at the branch level by the branch manager or a processor working under the direction of the branch manager. Detailed information is obtained to determine the creditworthiness of the borrower and the borrower's ability to repay. The more significant items appearing on the applications and accompanying material are verified through the use of written credit reports, financial statements, and confirmations. After analysis of the loan application, supporting documents and the property to be pledged as loan security, including an appraisal of the property by either a staff appraiser or an independent fee appraiser, branch managers not having loan approval authority will forward the application with a written recommendation to the Bank's Loan Committee. Loan approval requires the signatures of two members of the Loan Committee. The Loan Committee consists of officers of the Bank who are appointed by the Bank's Board of Directors. The Bank generally requires its mortgage notes to be co-signed individually by the principals on all loans made to entities other than natural persons. Certain lending personnel have been given limited loan approval authority by the Board of Directors covering secondary market quality loans not exceeding 80% loan to value.

       Loan assumption requests of adjustable rate loans are handled by the Bank in a manner similar to new loan requests. FHLMC standards are generally applied to each request and full credit underwriting is required. For fixed rate loans, a sale or transfer of the secured property generally results in the Bank enforcing its due on transfer rights contained in the mortgage instrument.

       Loan Originations, Purchases and Sales. The Bank's current emphasis is on originating intermediate and long-term fixed rate loans on terms and conditions which will permit them to be sold in the secondary market, while originating ARM and 15 and 20 year fixed-rate loans for its own portfolio.
The Bank is a qualified servicer for both Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association, as of April 1992, and the Bank's general practice is to close its fixed-rate, one-to-four family residential loans on FHLMC loan documents in order to facilitate future sales to the mortgage corporation as well as to other institutional investors. From time to time, depending upon interest rates and economic conditions, the Bank has sold participation interests in loans in order to provide additional funds for lending to generate servicing fee income and to decrease the dollar amount of its intermediate and long-term fixed-rate loans. The sale of loans in the secondary mortgage market reduces the Bank's interest rate risk and allows the Bank to continue to make loans during periods when savings flows decline or funds are otherwise unavailable for lending purposes. In connection with such sales, the Bank generally retains the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of .25% to
 .375% per annum of the unpaid balance of each loan. As of March 31, 1996, the Bank was servicing loans for others aggregating approximately $57,668,222.
All sales of loan interests by the Bank are made without right of recourse to the Bank by the buyer of the loan interests in the event of default by the borrower. In addition to originating loans, Horizon Bank has purchased real estate loans in the secondary market. The Bank's purchases in the secondary market depend upon the demand for mortgage credit in the local market area and the inflow of funds from traditional sources. Loan purchases enable the Bank to utilize funds more quickly, particularly where sufficient loan demand is not obtainable locally.

       Loan Commitments. Horizon Bank's commitments to make conventional mortgage loans on existing residential dwellings are made for periods up to 60 days from the date of loan application and are based upon the prevailing market rate at the time of application. At March 31, 1996, such commitments amounted to $6,570,804.

       Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives loan origination fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower at the closing of the loan.

       The Bank's loan origination fees are generally 1.5% to 2.50% on conventional residential mortgages and 2.0% to 2.5% for commercial real estate loans. The total amount of deferred loan origination fees and unearned discounts at March 31, 1996 was $7,559,712. Any unamortized loan fees are recognized as income at the time the loan is sold or paid off.

       Income from loan origination and commitment fees varies with the volume and type of loans and commitments made and purchased and with competitive conditions in mortgage markets, which in turn responds to the demand for and availability of money. The Bank has experienced a decrease in loan fee income during periods of unusually high interest rates due to the resulting lack of demand for mortgage loans. The Bank also receives other fees and income from charges relating to existing loans, which include late charges, and fees collected in connection with a change in terms or other loan modifications. These fees and charges have not constituted a material source of income.

       Loan Modifications. In January 1992, the Bank started a loan modification program to assist customers who were considering refinancing their home loans. For a 2% loan fee the Bank will modify customers' loans under the program. No new principal is required and only the interest rate and payment amounts are changed. All other terms and conditions remain the same. In fiscal 1996, the Bank modified $6,640,084 of real estate loans, compared to $720,609 in fiscal 1995.

       Delinquent Loans, Loans in Foreclosure and Foreclosed Property. Real estate loans are defined as delinquent when any payment of principal and/or interest is past due. While generally the Bank is able to work out a satisfactory repayment schedule with a delinquent borrower, the Bank generally will undertake foreclosure proceedings if the delinquency is not otherwise resolved within 90 days. Property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until such time as it is sold or otherwise disposed of. The Bank's significant problem loans are as follows:

       At March 31, 1996, the Bank did not have any nonaccrual loans, delinquent loans or restricted loans. Delinquent loans have been consistently low over the last three fiscal years due to a strong local economy and strong underwriting. No assurances, however, can be given as to future delinquency levels and the continued strength of the local economy.

       There was no real estate acquired by a default process as of March 31, 1996 and March 31, 1995.

       The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.


                                            At March 31,
                          1996      1995      1994      1993     1992
                          ____      ____      ____      ____     ____

Non-accrual loans . . . $  --    $    --    $   --    $   --    $   --
Loans 90 days or more
 delinquent and accruing
 interest. . . . . . .  .  --      1,545        --         --    31,000
Restructured loans. . . .  --         --        --         --       --
Real estate acquired
 through  foreclosure.     --         --        --         --       --
  Total . . . . . . . . $  --    $ 1,545    $   --    $    --   $31,000

As a percentage of net
 loans. . . . . . . . . .  --      .0004%       --         --      .01%
As a percentage of total
 assets . . . . . . . . .  --      .0003%       --         --      .01%

       Reserves for Losses. Prior to fiscal 1991 the Bank operated under a specific loan loss reserve methodology. The Bank has since switched to a general loan loss reserve system. This system is more standard within the banking business and allows the Bank more flexibility in reserving for future loan loss reserves without having to identify a specific loan. Any differences between the loss reserve and the amount of loss realized has been charged or credited to current income. The provision for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The reserve is based upon factors and trends identified by management at the time financial statements are prepared, but the ultimate recovery of loans is susceptible to future market factors beyond the Bank's control, which may result in losses or recoveries differing significantly from those provided for in the financial statements.

       The Bank established an allowance for losses for the period ended March 31, 1996 in the amount of $3,236,150 and $3,126,150 for the year ended March 31, 1995. The Bank's loan loss reserve as of March 31, 1996, is approximately
 .83% of total loans receivable.

       The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                    Year Ended March 31,
                   1996        1995        1994        1993       1992
                  _____        ____        ____        ____       ____
Balance at
 beginning of
 period . . . $3,126,150  $2,994,150  $2,626,348   $2,217,612  $1,340,000

 Provision for
  loan
  losses . . .   110,000     132,000     367,802      408,736     877,612

Balance at end
 of period. . $3,236,150  $3,126,150  $2,994,150   $2,626,348  $2,217,612

Ratio of net
 charge offs
 to average
 loans
 outstanding
 during the
 period. . .         .03        .04%        .11%         .13%        .31%

       The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. See "-- Reserves for Losses" above for a discussion above regarding the change in fiscal 1992 from a specific loan loss reserve system to a general loan loss reserve system.

                                   Year Ended March 31,
                    1996      1995        1994        1993       1992
                    ____      ____        ____        ____       ____
Commercial,
 financial and
 agricultural . $ 800,000  $ 858,000   $ 858,000  $  758,000  $  358,000
 Real estate -
  construc-
  tion  . . . .        --         --           --          --         --
 Real estate -
  mortgage. . . 2,436,150   2,268,150   2,136,150   1,868,348  1,859,612
   Total
   allowance
   for loan
   losses. . . $3,236,150  $3,126,150  $2,994,150  $2,626,348  $2,217,612

       The Bank had no allowances for real estate owned at March 31, 1996, 1995, 1994, 1993 and 1992.

Investment Activities

       Under Washington law, savings banks are permitted to own U.S. government and government agency obligations, commercial paper, corporate bonds, mutual fund shares, debt and equity obligations issued by creditworthy entities, whether traded on public securities exchanges or placed privately for investment purposes. The Bank holds a diverse portfolio of money market instruments, United States Treasury obligations, federal agency securities, common stock, preferred stock and corporate notes.

       The FDIC has adopted the Federal Financial Institutions Examination Council statement of policy on securities activities and accounting procedures. This new policy requires that institutions establish prudent policies and strategies for securities activities, identify certain securities trading practices that are unsuitable for an investment portfolio, recommends procedures for selection of a securities dealer, and limits investment in high risk mortgage securities and disproportionately large holdings of long-term zero coupon bonds.

       The policy addresses concerns about speculative or other non-investment activities in the securities investment portfolios of depository institutions. Speculative securities activities can impair earnings or capital and, in some cases, may cause the failure of the institution. The policy establishes a framework for structuring securities activities and clarifies various accounting issues concerning investment accounts versus trading accounts.

       The book value of the above investments at March 31, 1996 was $48,270,315 compared to a market value of $50,780,400. For further information concerning the Bank's investment securities portfolio, see Note 3 of the Notes to the Consolidated Financial Statements.

       The Bank also invests in mortgage-backed securities. At March 31, 1996, such securities had a book value of $23,363,193 and a market value of $23,342,381.

       The following table presents the carrying (book) value of the Bank's investment securities portfolio and short-term investments. The market value of the Bank's investment securities portfolio at March 31, 1996, was approximately $50,780,400. This does not include interest-bearing deposits and cash equivalents.

                                           At March 31,
                                 1996         1995              1994
                                 ____         ____              ____
                                          (In thousands)
Investment securities:
 U.S. Government, agency
  securities, state and
  political subdivisions . . . $39,408       $31,614           $19,413
Asset-backed securities. . . .  23,364        23,405           19,381
 Other securities. . . . . . .   8,862        11,095           13,894
   Total investments . . . . .  71,634        66,114           52,688
 Interest bearing
  deposits and cash
  equivalents. . . . . . . . .  13,600        16,557           19,107
                               $85,234       $82,671          $71,795

       The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at March 31, 1996.

                                                        At March 31, 1996

                  One Year       One to Five       Five to Ten        More than        Total Investment
                  or Less           Years            Years            Ten Years           Securities
             Carrying Average  Carrying Average  Carrying Average  Carrying Average Carrying Market Average
             Value    Yield    Value     Yield    Value   Yield     Value    Yield  Value    Value   Yield
             _____    _____    _____     _____    _____   _____     _____    _____  _____    _____   _____
                                                            (Dollars in thousands)
U.S. Government,
 agency
 securities,
 state and
 political
 sub-
 divisions. . $12,525   5.81%   $24,159   6.04%   $2,725    8.05%  $  --      --%  $39,409  $39,502  6.10%
Mortgage-
 backed
 securities .      --    --       1,705   5.88     1,604    6.76    20,054   6.82   23,363   23,342   6.75
Other . . . .   5,080   4.92      3,782   6.58        --      --        --     --    8,862   11,279   5.48
   Total. . . $17,605   5.48    $29,646   6.10    $4,329    7.56   $20,054   6.82  $71,634  $74,123   6.21



Trust Department

       On March 22, 1994, the Board of Directors of the Bank approved a resolution to close its trust department. On June 30, 1994, the Bank signed an Acquisition Agreement to sell its book of trust business to First Interstate Bank. The final customer account was closed in Horizon's trust department and moved to First Interstate on March 28, 1995. All final accounting was completed by December 31, 1995.

Savings Activities and Other Sources of Funds

       General. Savings accounts and other types of deposits have traditionally been an important source of the Bank's funds for use in lending and for other general business purposes. In addition to savings accounts, the Bank derives funds from loan repayments, loan sales, Federal Reserve borrowings, and other borrowings and operations. The availability of funds from loan sales is influenced by general interest rates and other market conditions. Loan repayments are a relatively stable source of funds while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities.

       Deposits. Horizon Bank offers a number of deposit accounts, including Regular Passbook and Statement Savings Accounts, Checking Accounts, Money Market with and without Check Access and Certificates of Deposit Accounts with maturities ranging from seven days up to ten years. Certificates of Deposit account requirements vary according to minimum principal balances, the time period the funds must remain on deposit and the interest rate determined for each term and minimum balance.

       The following table sets forth certain information concerning the deposits at the Bank.

                               Year Ended March 31,

                1996                  1995                 1994
                    Weighted             Weighted              Weighted
           Average  Average    Average   Average    Average    Average
Type       Balance   Rate      Balance     Rate     Balance     Rate
____     _______    ________   _______   _________  _______  ____________
                              (Dollars in thousands)

Savings   $ 29,324   3.46%    $ 33,939    3.35%    $ 32,235     3.15%
Drafts      24,274   1.93       24,697    2.26       23,699     2.47
Money
 Market     44,181   4.48       42,146    3.84       45,279     3.21
Time
 Deposits  289,081   6.02      260,908    5.26      235,836     5.19
  Total   $386,860   5.39%    $361,690    4.71%    $337,049     4.54%

       The following table indicates the amount of the Bank's deposits by time remaining until maturity as of March 31, 1996 in excess of $100,000.

                                           Certificates
       Maturity Period                      of Deposit
       _______________                      __________

       Three months or less                 $14,621,365
       Three through six months               9,703,615
       Six through twelve months             19,067,713
       Over twelve months                    24,300,237

         Total                              $67,692,930

       The Bank has increasingly relied upon deregulated fixed-rate certificate accounts and other new regulatory authorized types of deposits. The Bank has a number of different programs designed to attract both short-term and long-term savings of the general public by providing a wide assortment of accounts and rates. The program includes traditional passbook accounts; nonnegotiable time deposits with minimum deposits of $100,000 and terms of 30 days to 10 years called Jumbo Certificates of Deposit; nonnegotiable, nontransferable time deposits with minimum deposits of $500 and terms from 30 days to 10 years at fixed rates; 18-month to 10-year variable rate fixed term certificates; Individual Retirement Accounts (IRAs); Qualified Retirement Plans; transaction accounts such as regular checking; MMDAs with and without limited check access.

       The Bank's practice on early withdrawal penalties is applicable only to time deposits. Management believes that in periods of rising interest rates this practice will discourage depositors from making premature withdrawals for the purpose of reinvesting in higher rate time deposits.

       The minimum amount required to open a time deposit varies from $500 to $100,000, depending on the type of time deposit. Pricing of rates on time deposits with maturities from thirty days to ten years are determined periodically by the Bank, based upon competitive rates and local market rates, national money market rates, and yields on assets of the same maturity.

       The Bank's MMDA currently has a $1,000 minimum deposit and has a tiered pricing program, with interest rates that vary by account dollar balance--$2,000, $10,000, $25,000 and higher. This account has no maturity requirements, no regulatory interest rate ceiling, and limited check writing privileges. The interest rate on the account is adjusted by the bank weekly,
based on money market conditions.   The Bank currently has a $10,000 minimum
deposit (MMK) money market and has a tiered pricing program, with interest rates that vary by account dollar balance...$10,000, $25,000, $50,000 and higher. This account has no maturity requirements, no regulatory interest rate ceiling, and no check writing privileges. The interest rates on the account are adjusted by the Bank weekly or as dictated by money market conditions.

       The large variety of deposit accounts offered by the Bank has increased the Bank's ability to retain deposits and has allowed it to be competitive in obtaining new funds, although the threat of disintermediation (the flow of funds away from the Bank into direct investment vehicles, such as government and corporate securities) still exists. The ability of the Bank to attract and retain deposits and the Bank's cost of funds have been, and will continue to be, significantly affected by capital and money market conditions.

       Horizon Bank attempts to control the flow of deposits by pricing its accounts to remain competitive with other financial institutions in its market area but does not necessarily seek to match the highest rates paid by competing institutions.

       The senior officers of the Bank meet periodically to determine the interest rates which the Bank will offer to the general public. Such officers consider the amount of funds needed by the Bank on both a short-term and long-term basis, the rates being offered by the Bank's competitors, alternative sources of funds and the projected level of interest rates in the future.

       The Bank's deposits are obtained primarily from residents of Northwest Washington. Horizon Bank attracts deposits by offering a wide variety of services and convenient branch locations and service hours. The Bank has not solicited brokered deposits and has no present intention to attract such deposits in the future.

       For further information concerning the Bank's savings deposits, reference is made to Note 8 of the Notes to the Consolidated Financial Statements.

       Borrowings. Savings deposits and access to a line of credit from the discount window of the Federal Reserve Bank of San Francisco are available to the Bank. If additional borrowings are needed, the Bank may do repurchase agreements, term fed funds, or additional public funds deposits. The Bank has no borrowings against any kind of credit as of March 31, 1996. Horizon Bank has had no borrowings for the last five fiscal years.

Competition

       The Bank faces substantial competition in its market area in originating loans and attracting deposits. Competition in originating loans is primarily from other thrift institutions, commercial banks, mortgage companies, credit unions and consumer finance companies. The Bank competes for loan originations primarily through interest rates and loan fees it charges and through the efficiency and quality of services it provides borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions and current interest rate levels.

      In attracting deposits, the Bank competes primarily with other thrift institutions, commercial banks and credit unions. The Bank competes for customer deposits principally on the basis of convenience and quality of its banking services and the investment opportunities that satisfy the requirements of investors with respect to rate of return, liquidity, risk and other factors. The primary factors in competing for deposits are interest rates and the convenience of office locations. In light of the recent deregulation of interest rate controls on deposits, the Bank anticipates that it will face increasing competition for deposits from commercial banks, other thrift institutions and non-regulated financial intermediaries.

Personnel

      At March 31, 1996, Horizon Bank employed 101 full-time and 24 part-time employees. Horizon Bank employees are not represented by any collective bargaining agreement. Management of Horizon Bank considers its relations with its employees to be good.

                       REGULATION AND SUPERVISION

The Bank

      General. As a state-chartered, federally insured bank, Horizon Bank is subject to extensive federal and state regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. Horizon Bank is regularly examined by the FDIC and the Department of Financial Institutions of the State of Washington and files periodic reports concerning the Bank's activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents. The law and regulations of the State of Washington pertaining to banks and other corporations apply to the Bank. Among other things, those laws and regulations govern the Bank's investments and borrowings, loans, payment of interest and dividends, and establishment and relocation of branch offices.

      Deposit Insurance. Deposit accounts at the Bank are insured up to applicable limits by the FDIC under the Bank Insurance Fund ("BIF"). As an insurer, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises and regulates the operations of state- chartered banks that are not members of the Federal Reserve System. FDIC approval is required prior to any merger or consolidation involving state, nonmember banks, or the establishment or relocation of an office facility thereof. FDIC supervision and regulation is intended primarily for the protection of depositors and the FDIC insurance funds.

      Pursuant to provisions in the Federal Deposit Insurance Act ("FDI Act"), all BIF-insured banks must pay semiannual insurance assessments. The Bank's assessments for the year ended March 31, 1996, equalled $246,686.

      Effective September 30, 1995, the FDIC lowered assessment rates from $.23 to $.31 per $100 of insured deposits to rates of $.04 to $.31 per $100 of insured deposits, depending on the health of the bank, as a result of the recapitalization of the BIF. On November 15, 1995, the FDIC voted to drop its premiums for most banks to the statutory minimum of $2,000 per annum, effective January 1996. Other banks will be charged risk-based premiums up to $.27 per $100 of deposits. As a well capitalized bank, Horizon Bank qualifies for the minimum statutory assessment.

      Any insured bank which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against any insured bank or any director, officer, or employee of such bank who engages in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate deposit insurance pursuant to procedures established for that purpose.

      Capital Requirements. Pursuant to FDIC regulations, a bank's qualifying total capital base consists of two types of capital elements: "Core capital" (Tier 1) and "supplementary capital" (Tier 2). To qualify as an element of Tier 1 or Tier 2 capital, a capital instrument should not contain or be subject to any conditions, covenants, terms restrictions, or provisions that are inconsistent with safe and sound banking practices. The Bank must maintain a ratio of Tier 1 capital to total assets of not less than 4 percent, as discussed below. At March 31, 1996, Horizon Bank had a ratio of Tier 1 capital to total assets of 16.19%.

     These capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weaknesses. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, managerial resources and/or the future earnings prospects of a bank are not adequate, or where a bank has sizable off-balance sheet or funding risks, significant risks from concentrations of credit or nontraditional activities, excessive interest risk rate exposure, or a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established by regulation.

      Core (Tier 1) capital is defined as the sum of core capital elements of common stockholders' equity (which includes common stock and related surplus, undivided profits, disclosed capital reserves that represent a segregation of undivided profits, and foreign currency translation adjustments, less net unrealized holding losses on available-for-sale equity securities with readily determinable fair values), noncumulative perpetual preferred stock including any related surplus, and minority interests in the equity capital accounts of consolidated subsidiaries, minus all intangible assets other than mortgage servicing rights and purchased credit card relationships and minus any disallowed deferred tax assets.

      Supplementary (Tier 2) capital includes allowances for loan and lease losses, up to a maximum of 1.25 percent of risk-weighted assets, cumulative perpetual preferred stock, long-term preferred stock (original maturity of at least 20 years) and any related surplus; perpetual preferred stock (and any related surplus) where the dividend is reset periodically based, in whole or part, on the bank's current credit standing, regardless of whether the dividends are cumulative or noncumulative; hybrid capital instruments, including mandatory convertible debt securities; and term subordinated debt and intermediated-term preferred stock (original average maturity of five years or more) and any related surplus. Supplementary capital does not include revaluation reserves or hidden reserve that represent unrealized appreciation on assets such as bank premises and equity securities.

      Minimum Leverage Capital Requirement. Under the FDIC's capital regulations the most highly-rated institutions are required to meet a "Tier 1" leverage capital ratio of at least three percent of total assets. Tier 1 (or "core capital") consists of common equity stock minus all intangible assets other than limited amounts of purchased mortgage servicing rights. All other banks must have a Tier 1 leverage ratio of at least 100 to 200 basis points above the three percent minimum. The FDIC's capital regulations also establish a minimum leverage ratio of not less than four percent for banks that are not highly rated or are anticipating or experiencing significant growth. Based on the definitions contained in the FDIC's capital regulations, as of March 31, 1996, Horizon had Tier 1 capital of 16.19%.

       The FDIC's capital regulation also requires higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. The FDIC's capital regulations further provide that any insured bank with a Tier 1 capital to total assets ratio of less than two percent is considered to be operating in an unsafe and unsound condition pursuant to Section 8(a) of the FDI Act unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below two percent (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels, generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.

      A state nonmember bank that is below the minimum leverage requirement will be deemed to be engaging in an "unsafe or unsound practice" that could result in an FDIC enforcement action unless the bank complies with a capital plan approved by the FDIC.

      Risk Based Capital. In March 1989 the FDIC adopted a "Statement of Policy on Risk-Based Capital" to supplement its existing capital regulations. The Federal Reserve and the Office of the Comptroller of the Currency also have adopted very similar risk-based capital rules. The Statement of Policy consists of: a definition of capital for risk-based capital purposes, a system for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories, and a schedule specifying a phase-in period for achieving a minimum supervisory ratio of capital-to-risk-weighted assets. According to the Statement of Policy, a bank's risk-based capital is calculated by dividing its qualifying total capital base by its risk-weighted assets. A bank's qualifying total capital base consists of "core capital" (or "Tier 1" capital) and "supplemental capital" (or "Tier 2" capital). The Statement of Policy specifies the components of each category. On March 31, 1996, Horizon Bank's risk-based capital ratio was 30.38 percent.

      Federal Reserve System. In 1980, Congress enacted legislation which imposed Federal Reserve Board reserve requirements (under "Regulation D") on all depository institutions, that maintain transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank. Under Regulation D, a bank must establish reserves equal to 0% of the first $4.3 million of net transaction accounts, 3% of the next $47.7 million, and 10% plus $1.56 million of the remainder. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of March 31, 1996, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded the Bank's reserve requirements.

      Prompt Corrective Action. Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically
undercapitalized.   An institution's category depends upon where its capital
levels are in relation to relevant capital measure, which include a risk-based capital measure, a leverage ratio capital measure, and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a leverage ratio of not less than 4%. Any institution which is neither well capitalized nor adequately capitalized will be considered undercapitalized.

     Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by the Bank to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

The Corporation

      General. The Corporation, as the sole shareholder of the Bank, is a bank holding company and has registered as such with the Federal Reserve.
Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"), and the regulations of the Federal Reserve. As a bank holding company, the Corporation is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and will be subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

      Under the BHCA, a bank holding company must obtain Federal Reserve approval before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (2) acquiring all or substantially all of the assets of another bank or bank holding company; or
(3) merging or consolidating with another bank holding company.

      The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the Federal Reserve includes, among other things, operating a savings institution, mortgage company, finance company, credit card company or factoring company, performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and United States Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Corporation has no present plans to engage in any of these activities.

      Dividends. The Federal Reserve has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the Federal Reserve pursuant to the FDIC Improvement Act, the Federal Reserve may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

      Bank holding companies, except for certain "well-capitalized" bank holding companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption of it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

      Capital Requirements. The Federal Reserve has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency's regulations. Under the Federal Reserve Board's capital guidelines, the Corporation's levels of consolidated regulatory capital exceed the Federal Reserve's minimum requirements, as follows:

                                               Amount        Percent
                                               (Dollars in Thousands)

Tier 1 Capital                                 $79,147       16.19%
Minimum Tier 1 (leverage) requirement           19,558        4.00
Excess                                         $59,589       12.19%

Risk-based capital                             $80,204       30.38%
Minimum risk-based capital requiremen           21,116        8.00
Excess                                         $59,088       22.38%

                                           TAXATION

Federal Taxation

       General. The Corporation and the Bank report their income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation. The Bank has not been audited by the IRS during the past five years. Reference is made to Note 9 of the Notes to the Consolidated Financial Statements contained in the Proxy Statement for additional information concerning the income taxes payable by the Bank.

       Tax Bad Debt Reserves. Savings institutions such as the Bank which meet certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") are permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may be computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Bank's deduction with respect to non-qualifying loans must be computed under the experience method which essentially allows a deduction based on the Bank's actual loss experience over a period of several years. Each year the Bank selects the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

       The Bank presently satisfies the qualifying thrift definitional tests. If the Bank failed to satisfy such tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Bank would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. Among other things, the qualifying thrift definitional tests require the Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Bank in the conduct of its banking business. The Bank's ratio of qualifying assets to total assets exceeded 60% through March 31, 1996. Although there can be no assurance that the Bank will continue to satisfy the 60% test, management believes that this level of qualifying assets can be maintained by the Bank.

       The amount of the addition to the reserve for losses on qualifying real property loans under the percentage of taxable income method cannot exceed the amount necessary to increase the balance of the reserve for losses on qualifying real property loans at the close of the taxable year to 6% of the balance of the qualifying real property loans outstanding. Also, if the qualifying thrift uses the percentage of taxable income method, then the qualifying thrift's aggregate addition to its reserve for losses on qualifying real property loans cannot, when added to the addition to the reserve for losses on nonqualifying loans, exceed the amount by which: (i) 12% of the amount that the total deposits or withdrawable accounts of depositors of the qualifying thrift at the close of the taxable year exceeds (ii) the sum of the qualifying thrift's surplus, undivided profits and reserves at the beginning of such year. As of March 31, 1996, this overall limitation would not have restricted the Bank's deduction for additions to its bad debt reserve. At March 31, 1996, the Bank's total bad debt reserve for tax purposes was approximately $14.3 million.

       Distributions. To the extent that the Bank makes "nondividend distributions" to the Corporation that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Nondividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Corporation that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, after the Conversion, the Bank makes a "nondividend distribution," then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "Regulation" and "Dividend Policy" for limits on the payments of dividends by the Bank. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

       Corporate Alternative Minimum Tax. The Internal Revenue Code (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on the Corporation, including the Bank, whether or not an Alternative Minimum Tax ("AMT") is paid.

       Dividends-Received Deduction and Other Matters. The Corporation may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Corporation and the Bank will not file a consolidated tax return, except that if the Corporation or the Bank owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

Washington Taxation

       The Bank is subject to a business and occupation tax which is imposed under Washington law at the rate of 1.60% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties is not subject to such tax.

       Reference is made to Note 9 of the Notes to the Consolidated Financial Statements for additional information concerning the income taxes payable by the Bank.

Item 2.  Properties

       The following table sets forth the location of the Bank's offices, as well as certain information relating to these offices.

                                     Total     Net Book
                             Year   Cost of   Value as of    Square  Leased/
                            Opened  Assets   March 31, 1996   Feet    Owned

Bellingham Main Office . . . 1971  $3,154,273   $961,114     19,179   Owned
 1500 Cornwall Avenue
 Bellingham, WA 98225

Bellingham/Meridian. . . . . 1987   1,058,767    804,226      4,650   Owned
 4110 Meridian
 Bellingham, WA 98226

Ferndale Office. . . . . . . 1976     769,216    415,734      3,692   Owned
 Third and Main
 Ferndale, WA 98248

Lynden Office. . . . . . . . 1981     705,966    464,557      3,702   Owned
 Third and Grover
 Lynden, WA 98264

Blaine Office. . . . . . . . 1976     806,695    602,845      3,610   Owned
 Fourth & "H" Streets
 Blaine, WA 98230

Mount Vernon Office. . . . . 1976     480,899    249,973      3,275   Owned
 1503 Riverside Dr.
 Mount Vernon, WA 98273

Anacortes Office . . . . . . 1987   1,071,816    926,418      1,500   Owned
 1218 Commercial Avenue
 Anacortes, WA 98221

Snohomish Office . . . . . . 1987     387,878    213,507      1,388   Owned
 620 2nd Street
 Snohomish, WA 98290

Everett Office . . . . . . . 1991     112,689     56,361      1,972   Leased
 909 S.E. Everett Mall Way
 #E-500
 Everett, WA 98208

Burlington Office. . . . . . 1994   1,407,978  1,328,685      3,980   Owned
 1020 S. Burlington Blvd
 Burlington, WA  98232

Edmonds Office . . . . . . . 1994     137,205     89,710      1,597   Leased
 315 Fifth Avenue South
 Suite A&B
 Edmonds, WA  98020

Mill Creek Office. . . . . . 1995     149,746    132,911      1,945   Leased
 13416 Bothell Everett Hwy.
 Suite 201
 Mill Creek, WA 98012

Item 3.  Legal Proceedings

       The Bank is not engaged in any legal proceedings of a material nature at the present time. From time to time it is a party to legal proceedings wherein it enforces its security interest in loans made by it.

Item 4.     Submission of Matters to a Vote of Security-Holders

       Not applicable.

                                            PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

       The Corporation's common stock is traded on the Nasdaq Stock Market under the symbol "HRZB." The common stock began trading on the Nasdaq Stock Market at the time of the Bank's conversion to stock form in August 1986.

       The following table presents the high and low closing bid prices from the Nasdaq Stock Market, and cash dividends per share paid, for the last two fiscal years. These prices represent quotations by dealers and do not necessarily represent actual transactions, and do not include retail markups, markdowns or commissions. The Corporation has approximately 5,150 beneficial stockholders at March 31, 1996.

1996 Fiscal Year

         Quarter       HIGH             LOW         DIVIDENDS PER SHARE

            4th       $14.00           $11.75               $.08
            3rd        13.75            12.25                .08
            2nd        13.25            11.50                .08
            1st        12.00            11.25                .08

1995 Fiscal Year

         Quarter        HIGH              LOW         DIVIDENDS PER SHARE

            4th        $12.50           $10.75               $.08
            3rd         14.00            10.50                .08
            2nd         14.50            12.63                .08
            1st         13.41            12.50               .073

Item 6.  Selected Financial Data

       The information contained in "Item 1 - Business - Selected Financial Data" in this Form 10-K is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

       The information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Proxy Statement.

Item 8.  Financial Statements and Supplementary Data

       The financial statements contained in the Proxy Statement which are listed under Item 14 herein, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
       Not applicable.

                                           PART III

Item 10.  Directors and Executive Officers of the Registrant

       The information contained under the section captioned "Proposal I -- Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Registrant's Proxy Statement.

       The executive officers of the Corporation and the Bank are as follows:

Name                        Age         Position

George W. Gust              66          Chairman of the Board of the
                                        Corporation and the Bank

V. Lawrence Evans           49          Chief Executive Officer
                                        and President of the
                                        Corporation and the Bank

Philippe S. L. Swaab        42          Executive Vice President of the
                                        Bank

Richard P. Jacobson         33          Vice President and Secretary of
                                        the Corporation and the Bank

Judy E. Boxx                54          Vice President of the Bank

Jeffrey H. Jansen           38          Vice President of the Bank

Karen A. LePage             55          Vice President of the Corporation
                                        and the Bank

Karla C. Lewis              49          Vice President of the Bank

Merwyn G. Murk              57          Vice President of the Bank

Donald A. Wolf              47          Vice President of the Bank

       The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Bank during at least the past five years:

       GEORGE W. GUST joined the Bank in 1975 and has also served as the Chairman of the Board of Directors of the Bank since August 1984. Effective May 14, 1990, Mr. Gust resigned as President.

       V. LAWRENCE EVANS joined the Bank in 1972 and served as the Bank's Executive Vice President/Finance from 1983 to May 14, 1990 at which time, Mr. Evans was appointed President of the Bank. On March 26, 1991, Mr. Evans was appointed Chief Executive Officer of the Bank.

       PHILIPPE S. L. SWAAB joined Horizon Bank in December 1990 as Executive Vice President and Corporate Secretary. In December 1994 he was appointed Executive Vice President and Chief Lending Officer.

       RICHARD P. JACOBSON worked for Horizon Bank from 1985 to 1992. From April 1992 to May 1994, he worked as a real estate appraiser for a local appraisal company. He re-joined the Bank in May of 1994 and was appointed Vice President/Finance and Corporate Secretary in December 1994.

       JUDY E. BOXX joined Horizon Bank in 1984. She has worked in the Loan Servicing/Collection Department since 1986. She was appointed Vice President and Manager of the Loan Servicing Department in December of 1994.

       JEFFREY H. JANSEN joined Horizon Bank in 1985 as the manager of the Bank's Lynden Office. He was appointed Vice President in December of 1994.

       KAREN A. LEPAGE has been employed by the Bank since 1958. In December 1985, she was promoted to Vice President. She has been manager of the Accounting Department since 1977.

       KARLA C. LEWIS joined Horizon Bank in 1973. From 1983 to December 1994, she was the Manager of the Loan Servicing Department. She was appointed Vice President in June 1987 and is currently the Bank's Senior Loan Underwriter.

       MERWYN G. MURK joined the Bank in 1969 and has been manager of the Savings Department since 1972. He was appointed Vice President in October 1977.

       DONALD A. WOLF joined Horizon Bank in 1973. He has been the Bank's Operations manager since October 1984. Mr. Wolf was appointed Vice President in June 1987.

Item 11.  Executive Compensation

      Information regarding management compensation and transactions with management and others is incorporated by reference to the section captioned "Proposal I - Election of Directors" in the Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management

      (a) Security Ownership of Certain Beneficial Owners

      Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

      (b) Security Ownership of Management

      Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

      (c) Changes in Control

      The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

Item 13.  Certain Relationships and Related Transactions

      The information contained under the sections captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement is incorporated herein by reference.

                                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

(a) (1) Financial Statements

        Accountants' Report on Financial Statements

        Consolidated Statement of Financial
         Position, March 31, 1996 and 1995

        Consolidated Statement of Income for the years ended
         March 31, 1996, 1995 and 1994

        Consolidated Statement of Stockholders' Equity for the years ended March 31, 1996, 1995 and 1994

        Consolidated Statement of Cash Flows for the years ended March 31, 1996, 1995 and 1994

        Notes to Consolidated Financial Statements

    (2) All required financial statement schedules are included in the Notes to Consolidated Financial Statements.

(b) None.

(c) Exhibits

        (3.1)         Articles of Incorporation of Horizon Financial, Corp.
                      (incorporated by reference to Exhibit 3.1 to the
                      Registrant's Current Report on Form 8-K dated October
                      13, 1995)
         (3.2)        Bylaws of Horizon Financial Corp. (incorporated by
                      reference to Exhibit 3.2 to the Registrant's Current
                      Report on Form 8-K dated October 13, 1995)
        (10.1)        Amended and Restated Employment Agreement with V.
                      Lawrence Evans
        (10.2)        Deferred Compensation Plan
        (10.3)        1986 Stock Option and Incentive Plan (incorporated by
                      reference to Exhibit 99.1 to the Registrant's
                      Registration Statement on Form S-8 (File No. 33-99780))
        (10.4)        1995 Stock Option Plan (incorporated by reference to
                      Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
        (21)          Subsidiaries of the Registrant
        (23)          Consent of Auditors

                                          SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HORIZON FINANCIAL CORP.

 Date:  June 25, 1996                   By:  /s/ George W. Gust
                                             ___________________________
                                             George W. Gust, Chairman of
                                               the Board
                                             (Duly  Authorized
                                                Representative)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ V. Lawrence Evans              By:  /s/ Fred R. Miller
     _____________________                   ____________________
     V. Lawrence Evans                       Fred R. Miller
     Principal Financial                     Director
     Officer, Director and
     President

     Date:  June 25, 1996                    Date:  June 25, 1996

By:  /s/ Karen A. LePage                By:  /s/ L. M. Strengholt
     _____________________                   ____________________
     Karen A. LePage                         L. M. Strengholt
     Principal Accounting                    Director
     Officer

     Date:  June 25, 1996                    Date:  June 25, 1996

By:  /s/ Robert C. Diehl                By:  /s/ Frank G. Uhrig
     _____________________                   _____________________
     Robert C. Diehl                         Frank G. Uhrig
     Director                                Director

     Date:  June 25, 1996                    Date:  June 25, 1996

By:  /s/ George W. Gust                 By:  /s/ Maurice D. Fox
     _____________________                   _____________________
     George W. Gust                          Maurice D. Fox
     Director                                Director

     Date:  June 25, 1996                    Date:  June 25, 1996

By:  /s/ Richard D. Haggen
     ______________________
     Richard D. Haggen
       Director

     Date:  June 25, 1996

                                   EXHIBIT 10.1

                    Employment Agreement with V. Lawrence Evans

                      AMENDED AND RESTATED
                      EMPLOYMENT AGREEMENT



     THIS AMENDED AND RESTATED AGREEMENT ("Agreement") originally entered into on the 23rd day of March, 1993 and amended and restated on July 25, 1995, by and between Horizon Bank, a savings bank (the "Bank"), Horizon Financial Corp. (the "Company") and V. Lawrence Evans (hereinafter referred to as the "Executive").

     WHEREAS, the Company has been organized to serve as the holding company for the Bank and for other purposes;

     WHEREAS, the Executive has heretofore been employed by the Bank as President and is experienced in all phases of the business of the Bank;

     WHEREAS, the Executive is serving in a similar capacity with the Company;

     WHEREAS, the Bank and the Company wishes to assure itself of the services of Executive for the period provided in this Agreement, and Executive is willing to serve in the employ of the Bank on a full-time basis for said period;

     WHEREAS, the Board of Directors of the Bank has determined that the best interests of the Bank and the Company would be served by providing the Executive with protection and special benefits following any change of control of the Bank or the Company; and

     WHEREAS, the Board of Directors has determined to approve said Employment Agreement and authorize the execution thereof by and on behalf of the Bank and the Company;

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties hereby agree as follows:

     1. Employment. The Bank agrees to continue Executive in its employ, and Executive agrees to remain in the employ of the Bank, for the period stated in paragraph 3 hereof and upon the other terms and conditions herein provided.

     2. Position and Responsibilities. The Bank employs Executive and Executive agrees to serve as President of the Bank for the term and on the conditions hereinafter set forth. Executive agrees to perform such services not inconsistent with his position as shall from time to time be assigned to him by the Bank's Board of Directors. Executive also agrees to serve, if elected, as an officer and director of the Company or any subsidiary or affiliate of the Company.

     3.   Term and Duties.

          (a) Term of Employment. The period of Executive's employment under this agreement commenced on March 23, 1993 for a period of forty-eight (48) full calendar months and any extensions thereafter. The parties agree that said forty-eight month period of employment shall automatically be extended for an additional twelve full calendar months without further action by the parties on March 23 of each year during the term of the Agreement, unless either party shall have served written notice upon the other prior to March 23 of any year during the term of the Agreement of its intention that this Agreement shall terminate at the end of any forty-eight month period which constitutes the current term of the Agreement.

          Notwithstanding the foregoing provisions of this Section 3(a), if a Change in Control (as hereinafter defined) occurs on or within three (3) years before the expiration of the Executive's term of employment under this Agreement, the term shall automatically be extended to a period of three (3) years from the date of the Change in Control, and, as so extended, the term shall expire on the third anniversary of the Change of Control.

          (b) Duties. During the period of his employment hereunder and except for illnesses, reasonable vacation periods, and reasonable leaves of absence, Executive shall devote his business time, attention, skill, and efforts to the faithful performance of his duties hereunder; provided, however, that with the approval of the Board of Directors of the Bank, from time to time, Executive may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any material conflict of interest with the Bank or any of its subsidiaries or affiliates or divisions, or unfavorably affect the performance of Executive's duties pursuant to this Agreement, or will not violate any applicable statute or regulation.

     4.   Compensation and Reimbursement of Expenses.

          (a) Compensation. The Bank agrees to pay the Executive during the term of this Agreement a salary at the rate of $128,592 per annum ("Base Salary"); provided, that the rate of such salary shall be reviewed by the Board of Directors of the Bank not less often than annually. Such rate of salary, or increased rate of salary, as the case may be (each increase of which shall then become the "Base Salary"), shall be increased per annum at least in an amount equal to the Seattle-Tacoma area cost of living index as stated on July 31st of each year, or from time to time in such additional amount as the Board in its discretion may decide. Such salary shall be payable in accordance with the customary payroll practices of the Bank, but in no event less frequently than monthly, and any bonus/profit sharing shall be payable in the manner specified by such committee or such Board of Directors at the time any such bonus/profit sharing is awarded.

          (b) Discretionary Bonuses. The Executive shall be entitled to participate in an equitable manner with all other key management personnel of the Bank in discretionary bonuses/profit sharing authorized and declared by the Board of Directors of the Bank to its key management employees. No other compensation provided for in this Agreement shall be deemed a substitute for the Employee's right to participate in such discretionary bonuses/profit sharing when and as declared by the Board of Directors. Any such bonus/profit sharing shall take into account the Bank's current financial condition, operations and the Board of Directors evaluation of the performance of the Executive.

          (c) Reimbursement of Expenses. The Bank shall pay or reimburse Executive for all reasonable travel and other expenses incurred by Executive in the performance of his obligations under this Agreement. The Bank further agrees to provide the Executive with the use of an automobile commensurate with his position during his period of employment and to reimburse the Executive for all initiation fees and dues associated with membership in professional, social, civic and service clubs which the Executive joins or has joined and which membership, in whole or part, furthers the interests of or promotes the interest of the Bank or assists the Executive in business relationships on behalf of the Bank, and which has been approved by the Board of Directors.

     5. Participation in Benefit Plans. Except as otherwise provided in this Agreement, the payments provided in paragraphs 4, 7, and 8 hereof are in addition to any benefits to which Executive may be, or may become, entitled under any group hospitalization, health, dental care, or sick leave plan, life or other insurance or death benefit plan, travel or accident insurance, or executive contingent compensation plan, including, without limitation, capital accumulation and termination pay programs, restricted or stock purchase plan, stock option plan, retirement income, qualified pension plan, supplemental pension plan (excess benefit plan), deferred compensation plan or other present or future group employee benefit plan or program of the Bank for which executives are or shall become eligible, and Executive shall be eligible to receive during the period of his employment under this Agreement, and during any subsequent period for which he shall be entitled to receive payments from the Bank under paragraph 7 or paragraph 8, all benefits and emoluments for which executives are eligible under every such plan or program to the extent permissible under the general terms and provisions of such plans or programs and in accordance with the provisions thereof.

     The Bank shall continue to fund, through any subsequent period for which the Executive shall be entitled to receive payments from the Bank under paragraph 7 or paragraph 8, the Executive's participation in the Bank's benefit plans and retirement plans as enumerated above, at such time and in such amounts as would otherwise be payable. Such funding shall be at levels sufficient to provide the Executive with benefits substantially similar to those which the Executive would have been entitled to receive had the Executive been credited under such plan with full services hereunder for such subsequent period for which he shall be entitled to receive payments from the Bank under paragraph 7 or 8, hereunder.

     Executive shall also have the option of continuing to receive such benefits as are provided under this Agreement if, following termination of this Agreement, but after agreement with the Bank for Executive to continue to serve the Bank as a consultant or in another capacity on a part-time basis, Executive shall pay to Bank the costs of the Bank continuing his participation in each benefit plan.

     6. Vacation and Sick Leave. At such reasonable times as the Board of Directors shall in its discretion permit, Executive shall be entitled, without loss of pay, to absent himself voluntarily from the performance of his employment under this Agreement, all such voluntary absences to count as vacation time; provided that:

          (a) Executive shall be entitled to an annual vacation in accordance with the policies as periodically established by the Board of Directors for senior management officials of the Bank, which shall in no event be less than 20 business days per annum.

          (b) The timing of vacations shall be scheduled in a reasonable manner by the Board of Directors. Executive shall not be entitled to receive any additional compensation from the Bank on account of his failure to take a vacation; nor shall he be entitled to accumulate unused vacation from one fiscal year to the next except to the extent authorized by the Board of Directors for senior management officials of the Bank.

          (c) In addition to the aforesaid paid vacations, Executive shall be entitled, without loss of pay, to absent himself voluntarily from the performance of his employment with the Bank for such additional periods of time and for such valid and legitimate reasons as the Board of Directors in its discretion may determine. Further, the Board of Directors shall be entitled to grant to Executive a leave or leaves of absence with or without pay at such time or times and upon such terms and conditions as the Board in its discretion may determine.

          (d) In addition, Executive shall be entitled to an annual sick leave as established by the Board of Directors for senior management officials of the Bank. In the event any sick leave time shall not have been used during any year, such leave shall accrue to subsequent years only to the extent
authorized by the Board of Directors.   Upon termination of his employment,
Executive shall not be entitled to receive any additional compensation from the Bank for unused sick leave.

     7.   Benefits Payable Upon Disability.

          (a) Primary Disability Benefits. In the event of the Disability (as hereinafter defined) of Executive, the Bank shall continue to pay Executive the monthly compensation provided in paragraph 4 hereof during the period of his disability provided, however, that in the event Executive is disabled for a continuous period exceeding three (3) calendar months, the Bank may, at its selection, terminate the Agreement, in which event Executive shall be entitled to receive the benefits described in paragraph 7(b).

          As used in this Agreement, the term "disability" shall mean the substantial inability of Executive to perform his duties under this Agreement as determined by an independent physician selected with the approval of the Bank and Executive.

          (b) Secondary Disability Benefits. In addition to the payments the Executive shall be entitled to receive under any long term disability coverage maintained by the Bank for the Executive, the Bank shall pay to the Executive a monthly disability benefit equal to ten (10) percent of his monthly earnings at the time he became disabled. Payment of such disability benefit shall commence on the last day of the month following the month for which the final payment under paragraph 7(a) was made and cease with the earlier of (i) the payment for the month in which the Executive dies or (ii) the payment for the month preceding the month in which occurs Executive's normal retirement date under the Bank' tax-qualified retirement plan(s).

          (c) Services During Disability. During the period Executive is entitled to receive payments under paragraphs 7(a) and (b), the Executive shall, to the extent that he is physically and mentally able to do so, furnish information and assistance to the Bank, and, in addition, upon reasonable request in writing on behalf of the Board of Directors, or an executive officer designated by such Board, from time to time, make himself available to the Bank to undertake reasonable assignments consistent with the dignity, importance, and scope of his prior position and his physical and mental health. During such period of service, Executive shall be responsible and report to, and be subject to the supervision of, the Board of Directors of the Bank or an executive officer designated by the Board, as to the method and manner in which he shall perform such assignments, subject always to the provisions of this paragraph 7(c), and shall keep such Board, or such executive officer, appropriately informed of his progress in each such assignment.

     8.   Payments to Executive Upon Termination of Employment.

          (a) Event of Termination. Upon the occurrence of an Event of Termination (as hereinafter defined) during the period of Executive's employment under this Agreement, the provisions of this paragraph 8 shall apply. As used in this Agreement, an "Event of Termination" shall mean the termination by the Bank of Executive's employment here under for any reason other than "cause" or retirement at or after the normal retirement age under a tax-qualified retirement plan maintained by the Bank or termination pursuant to Paragraph 7(a). A termination for "cause" shall include termination because of the Executive's personal dishonesty, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach or any provision of this Agreement. In the event of termination for cause the Executive shall have no right to receive compensation or other benefits for any period after such termination.

          (b) Event of Termination Without Change of Control. Upon the occurrence of an Event of Termination other than after a Change of Control (as hereinafter defined), the Bank shall pay to the Executive monthly, or in the event of his subsequent death, to his designated beneficiary or beneficiaries, or to his estate, as the case may be, as severance pay or liquidated damages, or both, during the period below described a sum equal to the highest monthly rate of salary paid to the Executive at any time under this Agreement. Such payments shall commence on the last day of the month following the date of said event of termination and shall continue until the date this Agreement would have expired but for said occurrence, with such occurrence being viewed as a determination by the Bank not to extend the Agreement as provided for in paragraph 3 of this Agreement. In the event this Agreement is terminated by the Executive, the compensation and benefits will be terminated upon the effective date of the employment termination or as may otherwise be determined by the Board of Directors.

          (c) Event of Termination After Change of Control. If, after a "Change of Control" (as hereinafter defined) of the Bank or the Company, the Bank or the Company shall terminate the employment of the Executive during the period of employment under this Agreement for any reason other than "cause," as defined in paragraph 8(a), retirement at or after the normal retirement age under a tax-qualified retirement plan maintained by the Bank or a termination pursuant to paragraph 7(a), or otherwise change the present capacity or circumstances in which the Executive is employed as set forth in paragraph 2 of this Agreement or cause a reduction in the Executive's responsibilities or authority or compensation or other benefits provided under this Agreement without the Executive's written consent (all of the above constituting an "Event of Termination"), then the Bank shall pay to the Executive and provide the Executive, or to his beneficiaries, dependents and estate, as the case may be, with the following:

                 (i) The Bank shall promptly pay to the Executive a sum equal to the total amount of the present value of 2.99 times the average annual compensation payable by the Bank and includable by the Executive in gross income for the most recent five taxable years ending before the date on which the ownership or control of the Bank changed or the portion of this period during which the Executive was an employee of the Bank.

                (ii) During the period of sixty months following the Event of Termination as defined in Section 8(c), the Executive shall be entitled to receive payments from the Bank under paragraph 7 or paragraph 8 hereunder, the Executive, his dependents, beneficiaries and estate shall continue to be covered under all employee benefit plans of the Bank, including without limitation the Bank's bonus/profit sharing plan, tax-qualified retirement plan(s), deferred compensation plan, life insurance and health insurance as if the Executive was still employed during such period under this Agreement. In addition, following an Event of Termination as defined in Section 8(c), the Executive shall have the option to purchase the automobile provided by the Bank for his use at its then current book value.

               As part of the obligation of the Bank under Section 8(c)(ii) hereof to fund the Executive's participation in employee benefit plans after the Event of Termination or through the expiration of the term of this Agreement, the Bank shall continue to fund the insurance or other arrangements for the indemnification, defense or hold-harmless of officers or directors of the Bank which are then in effect for the benefit of the Executive with respect to all of his acts and omissions while an officer or directors as fully and completely as if such termination had not occurred, and until the final expiration or running of all periods of limitations against action which may be applicable to such acts or omissions. The Bank shall fully fund or pay its obligation under this Subsection 8(c)(ii) on the date of the Event of Termination or at the earliest date thereafter which is practicable.

               (iii) If and to the extent that benefits or service credit for benefits provided by paragraph 8(c)(ii) shall not be payable or provided under any such plans to the Executive, his dependents, beneficiaries and estate, by reason of his no longer being an employee of the Bank as a result of termination of employment, the Bank shall itself pay or provide for payment of such benefits and service credit for benefits to the Executive, his dependents, beneficiaries and estate. Any such payment relating to retirement shall commence on a date selected by the Executive which must be a date on which payments under the Bank's tax-qualified retirement plan(s), deferred compensation plan or successor plan may commence.

                (iv) If the Executive elects to have benefits commence prior to the normal retirement age under the tax-qualified retirement plan, deferred compensation plan or any successor plan maintained by the Bank and thereby incurs an actuarial reduction in his monthly benefits under such plan, the Bank shall itself pay or provide for payment to the Executive of the difference between the amount that would have been paid if the benefits commenced at normal retirement age and the actuarially reduced amount paid upon the early commencement of benefits.

               (v) Notwithstanding the preceding subparagraphs of this paragraph 8(c), in the event that the aggregate payments or benefits to be made or afforded to the Executive under this Section would be deemed to include an "excess parachute payment" under Section 280G of the Code, such payments or benefits shall be payable or provided to the Executive in equal monthly installments over the minimum period necessary to reduce the present value of such payments or benefits to an amount which is one dollar ($1.00) less than three (3) times the Executive's "base amount" under Section 280G(b)(3) of the Code.

               (vi) The Executive shall not be required to mitigate the amount of any payment provided for in this Agreement by seeking other employment or otherwise nor shall any amounts received from other employment or otherwise by the Executive offset in any manner the obligations of the Bank hereunder.

          (d) Change of Control. Paragraph 8(c) shall become operative upon the occurrence of a Change of Control of the Bank. A "Change of Control" shall be deemed to have occurred, if:

                 (i) Any person becomes the beneficial owner, directly or indirectly, of 25% or more of the outstanding shares of any class of voting stock issued by the Bank or the Company.

                (ii) Any person becomes the beneficial owner, directly or indirectly, of 10% or more, but less than 25%, of the outstanding shares of any class of voting stock issued by the Bank or the Company, if the Board of Directors of the Bank or the Company, or the Federal Deposit Insurance Corporation ("FDIC") or other appropriate regulatory authority, has made a determination that such beneficial ownership constitutes or will constitute control of the Bank or the Company;

               (iii) Any person (other than the persons named as proxies solicited on behalf of the Board of Directors of the Bank or the Company) holds revocable or irrevocable proxies as to the election or removal of two or more directors of the Bank, for 25% or more of the total number of voting shares of the Bank;

                 (iv) Any person has commenced a tender or exchange offer, or entered into an agreement or received an option, to acquire beneficial ownership of 10% or more of the total number of voting shares of the Bank or the Company, whether or not the required approval or non-objection for such acquisition has been received from the FDIC, or other appropriate regulatory authority, if the Bank's or the Company's Board of Directors has made a determination that such action constitutes or will constitute a Change in Control; or

                (vi) During any period of 24 consecutive months, individuals who at the beginning of such period constitute the Bank's or the Company's Board of Directors cease for any reason to constitute at least a majority of the Board, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least two-thirds of the directors then in office who were directors at the beginning of the period.

               A person shall be deemed a beneficial owner as that term is used in Rule 13d-3 under the Securities Exchange Act of 1934, as amended.
Upon a Change of Control of the Bank or the Company, these special termination provisions of paragraph 8(c) shall become operative immediately.

          (e)  Power of the Board of Directors to terminate the Executive.
The Board of Directors of the Bank may terminate the Executive at any time; in the event of such termination the provisions of this paragraph 8 shall fully apply.

     9. Source of Payments. All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Bank. The Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to Executive and, if such payments or benefits are not timely paid or provided by the Bank, such amounts and benefits shall be paid or provided by the Company.

     10. Confidential Information. Executive shall not, to the detriment of the Bank, knowingly disclose or reveal to any authorized person any confidential information relating to the Bank, its subsidiaries or affiliates, or to any of the businesses operated by them, and Executive confirms that such information constitutes the exclusive property of the Bank.

     11. Federal Income Tax Withholding. The Bank may withhold from any benefits payable under this Agreement all federal, state, city or other taxes as shall be required pursuant to any law or governmental regulation or ruling.

     12. Effect on Prior Agreements. This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the Bank or any predecessor of the Bank and Executive.

     13.  General Provisions.

          (a) Nonassignability. Neither this Agreement nor any right or interest hereunder shall be assignable by Executive, his beneficiaries, or legal representatives without the Bank's prior written consent; provided, however, that nothing in this paragraph 13(a) shall preclude (i) Executive from designating a beneficiary to receive any benefits payable hereunder upon his death, or (ii) the Executors, administrators, or other legal representatives of Executive or his estate from assigning any rights hereunder to the person or persons entitled thereto.

          (b) No Attachment. Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation or to execution, attachment, levy, or similar process of assignment by operation of law, and any attempt, voluntary or involuntary, to effect any such action shall be null, void and of no effect.

          (c) Binding Agreement. This Agreement shall be binding upon, and inure to the benefit of, Executive, the Bank and their respective permitted successors and assigns. The Bank and the Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Bank or the Company, expressly and unconditionally to assume and agree to perform the Bank's or the Company's obligations under this Agreement, in the same manner and to the same extent that the Bank or the Company would be required to perform if no such succession or assignment had taken place.

          (d) Expenses to Enforce Agreement. The Bank shall pay all legal fees and expenses which the Executive may incur as a result of the Bank's contesting the validity or enforceability of this Agreement and the Executive shall be entitled to receive interest thereon for the period of any delay in payment from the date such payment was due at the rate determined by adding 200 basis points to the six month Treasury Bill rate.

     14.  Modification and Waiver.

          (a) Amendment of Agreement. This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

          (b) Waiver. No term or condition of this Agreement shall be deemed to have been waived, nor shall there be an estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future or as to any act other than the specifically waived.

     15. Severability. If, for any reason, any provision of this Agreement is held invalid, such invalidity shall not affect any other provision of this Agreement not held so invalid, and each such other provision shall to the full extent consistent with law continue in full force and effect. If any provision of this Agreement shall be held invalid in part, such invalidity shall in no way affect the rest of such provision, together with all other provisions of this Agreement, shall to the full extent consistent with law continue in full force and effect. If this Agreement is held invalid or cannot be enforced, then to the full extent permitted by law any prior agreement between the Bank (or any predecessor thereof) and Executive shall be deemed reinstated as if this Agreement has not been executed.

     16. Headings. The headings of paragraphs herein are included solely for conveniene of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

     17. Governing Law. This Agreement has been executed and delivered in the state of Washington, and its validity, interpretation, performance, and enforcement shall be governed by the laws of said state, except to the extent federal law is governing.

     IN WITNESS WHEREOF, the Bank and the Company have caused this Agreement to be executed and its seal to be affixed hereunto by officers thereunto duly authorized, and Executive has signed this Agreement, all as of the day and year first above written.



ATTEST:                            HORIZON BANK, A SAVINGS BANK


/s/Richard P. Jacobson                 /s/George W. Gust
__________________________         By: ___________________________
Richard P. Jacobson                    George W. Gust




ATTEST:                            HORIZON FINANCIAL CORP.


/s/Richard P. Jacobson                 /s/George W. Gust
__________________________         By: ___________________________
Richard P. Jacobson                    George W. Gust





WITNESS:


                                   /s/V. Lawrence Evans
                                   ________________________________
                                   V. Lawrence Evans

                                   EXHIBIT 10.2

                         Deferred Compensation Agreement

                                  HORIZON BANK
                                (A Savings Bank)

                        EXECUTIVE INCOME PARTICIPATION PLAN

PAGE

                                 TABLE OF CONTENTS


                                                                Page

SECTION 1           Definitions. . . . . . . . . . . . . . . . . . 1

         1.1     Administrator . . . . . . . . . . . . . . . . . . 1
         1.2     Beneficiary . . . . . . . . . . . . . . . . . . . 1
         1.3     Committee . . . . . . . . . . . . . . . . . . . . 1
         1.4     Company . . . . . . . . . . . . . . . . . . . . . 1
         1.5     ERISA . . . . . . . . . . . . . . . . . . . . . . 1
         1.6     Normal Retirement Age . . . . . . . . . . . . . . 1
         1.7     Participant . . . . . . . . . . . . . . . . . . . 1
         1.8     Plan. . . . . . . . . . . . . . . . . . . . . . . 1

SECTION 2           Eligibility and Participation. . . . . . . . . 2

SECTION 3           Supplemental Retirement and Death Benefits . . 2

         3.1     Supplemental Retirement Benefits. . . . . . . . . 2
         3.2     Death Benefits. . . . . . . . . . . . . . . . . . 2

SECTION 4           General Provisions . . . . . . . . . . . . . . 3

         4.1     Right to Amend or Terminate . . . . . . . . . . . 3
         4.2     No Right of Employment. . . . . . . . . . . . . . 3
         4.3     Plan Funding. . . . . . . . . . . . . . . . . . . 3
         4.4     Unsecured Benefits. . . . . . . . . . . . . . . . 3
         4.5     Reporting . . . . . . . . . . . . . . . . . . . . 3
         4.6     Trust Agreement . . . . . . . . . . . . . . . . . 3
         4.7     Administration. . . . . . . . . . . . . . . . . . 4
         4.8     No Assignment . . . . . . . . . . . . . . . . . . 4
         4.9     Binding Effect. . . . . . . . . . . . . . . . . . 4
         4.10    Governing Law . . . . . . . . . . . . . . . . . . 5

SECTION 5           Duties Upon Insolvency . . . . . . . . . . . . 5

         5.1     Duty to Inform. . . . . . . . . . . . . . . . . . 5
         5.2     Actions Required. . . . . . . . . . . . . . . . . 5
         5.3     Insolvency. . . . . . . . . . . . . . . . . . . . 5

SECTION 6           Claims Procedure . . . . . . . . . . . . . . . 5

         6.01    Appeal Procedure for Denial of Benefits . . . . . 5

                                  HORIZON BANK
                                (A Savings Bank)
                       EXECUTIVE INCOME PARTICIPATION PLAN


         The purpose of this Executive Income Participation Plan (the "Plan") is to award individuals for their continues commitment to Horizon Bank, and to provide an income continuation supplemental retirement benefit to eligible Participants and their Beneficiary. It is intended that this Plan will aid in retaining and attracting individuals of exceptional ability by providing them with the benefits provided hereunder.

         This restated Plan is effective as of January 1, 1990.

                                    SECTION 1
                                   Definitions

         1.1     Administrator shall mean Horizon Bank.

         1.2 Beneficiary shall mean the spouse of the Participant. If the Participant is unmarried, or if the spouse predeceases the Participant, death benefits will be payable to the estate of the spouse or the Participant, whichever is last to die.

         1.3 Committee shall mean the individuals as may from time to time be appointed by Horizon Bank to Administer the Plan in accordance with Section
4.7 hereof.

         1.4 Company shall mean Horizon Bank or any successor entity. The Company may delegate authority necessary to administer the Plan to any person or committee.

         1.5 ERISA shall mean the Employee Retirement Income Security Act of 1974, as amended, and any regulations issued pursuant thereto.

         1.6 Normal Retirement Age shall mean the Participant's 65th birthday.

         1.7 Participant shall mean such individuals as may be selected by the Company from time to time, and whose names shall be listed on Exhibit "A" to this Plan.

         1.8     Plan shall mean this Executive Income Participation Plan.

                                    SECTION 2
                          Eligibility and Participation

         As restated, only the individuals selected by the Company and whose names appear on Exhibit A of this Plan shall be eligible to participate under this Plan. The Company may, in its sole discretion, select other eligible Participants from among a select group of the Company's management or highly compensated employees within the meaning of Sections 201, 301 and 401 of ERISA. All such additional Participants, if any, shall be listed on an amendment to Exhibit A of this Plan.

                                    SECTION 3
                   Supplemental Retirement and Death Benefits

         3.1 Supplemental Retirement Benefits. If the Participant remains in the employ of the Company until age 64, then upon attaining Normal Retirement Age, an income continuation supplemental retirement benefit will be payable to the Participant under the terms of this Plan, equal to the benefit established by the Company and set forth opposite the name of the participant on Exhibit A attached hereto. Provided that the Participant remains in the employ of the Company until age 64, all benefits will be fully vested in the Participant and his Beneficiary. Supplemental Retirement Benefits will be payable to the Participant in one hundred twenty (120) monthly installments beginning on or about the 1st day of calendar month coincident with or next following the Participant's attainment Normal Retirement Age. If the Participant should die during the ten (10) year income continuation period, benefits shall continue to be paid for the duration of the income continuation period to the Participant's Beneficiary.

         3.2 Death Benefits. If the Participant should die while in the employ of the Company prior to attaining Normal Retirement Age, the Participant's Beneficiary shall be entitled to receive the designated benefit in one hundred twenty (120) monthly installments beginning on or about the 1st day of calendar month following the Participant's death. No other survivor benefits will be payable pursuant to the terms of this Plan.



                                    SECTION 4
                               General Provisions

         4.1 Right to Amend or Terminate. The Company may, in its sole discretion, terminate, suspend or amend this Plan at any time, in whole or in part. However, no amendment or suspension of the Plan will affect a Participant's or Beneficiary's rights to benefits accrued to the date of amendment, and no amendment shall accelerate benefits to a Participant to the detriment of the Company's creditors.

         4.2 No Right of Employment. Nothing contained herein will confer upon any Participant the right to be retained in the service of the Company, nor will it interfere with the right of the Company to discharge or otherwise deal with any Participant without regard to the existence of this Plan.

         4.3 Plan Funding. Supplemental retirement benefits may be paid either from a trust fund established by the Company or from the general or segregated assets of the Company. All trust fund assets as well as non-trust fund assets shall at all times remain subject to the claims of the general creditors of the Company.

         4.4 Unsecured Benefit. The unpaid balance of any account maintained pursuant to this Plan or trust is an unsecured, general obligation of the Company. No Participant has ownership rights with respect to any asset of the Company or any trust fund by reason of his participation in this Plan or any trust that may be established hereunder.

         4.5 Reporting. The Company is not required to render any report or accounting to any Participant until benefits under this Plan are actually paid.

         4.6 Trust Agreement. If the Company elects to establish a trust fund for the payment of income continuation supplemental retirement benefits, the trustee shall receive and hold all contributions to the trust fund made by the Company pursuant to the Plan and shall hold, invest, reinvest, and distribute such fund in accordance with the terms and provisions of this Plan and the trust agreement. The Company or the Committee may engage the services of qualified, independent investment mangers for the purpose of providing some or all of the investment management for this Plan. The Company or the Committee may modify any trust agreement from time to time to accomplish the purposes of this Plan and may, with approval, remove any trustee and select a successor trustee. No amendment to the Plan, however, will bind a trustee without its consent.

         4.7 Administration. The Company shall designate a committee to administer, construe and interpret this Plan. Initially, the Committee shall be comprised of certain designated directors of the Company. The Committee shall perform administrative duties as required herein, and shall serve for such terms as the Company may designate or until a successor has been appointed or until removed by the Company. No Committee member shall vote on a matter that relates solely to his entitlement to benefits hereunder.

         The construction and interpretation by the Committee of any provision of this Plan shall be final, conclusive and binding upon all parties, including the Company and its employees. The Committee has the sole discretion to decide all issues under this Plan and any trust that may be established hereunder. Any decision by the Committee that is not an abuse of discretion or arbitrary and capricious, shall be upheld by a court of law.
The Committee may adopt rules and regulations to assist it in the administration of the Plan. No member of the Committee shall be liable for any act performed or determination made, unless attributable to willful misconduct or lack of good faith. The Company shall hold the Committee and its members harmless and indemnify them from liability unless such liability stems from willful misconduct or lack of good faith. All expenses of administration of the Plan shall be borne by the Company and no part thereof shall be payable by any Participant in this Plan.

         4.8 No Assignment. Except as provided below, no rights hereunder are assignable in whole or in part, either by voluntary or involuntary act or by operation of law. Rights hereunder are not subject to anticipation, alienation, sale, transfer, assignment, pledge or encumbrance. Such rights are not subject to the debts, contracts, liabilities, engagements or torts of the Participant or his Beneficiary. Notwithstanding the above, the Participant's and Beneficiary's rights hereunder may be assigned to a trust created under the Participant's last will and testament or similar dispositive instrument. In addition, current payments, but not future payments, may be assigned as they become payable hereunder.

         4.9 Binding Effect. This Agreement is binding upon the parties hereto, and their respective heirs, executors, administrators, successor and assigns. This Agreement shall bind the Company, and any successor thereto whether as a result of merger, sale of stock, sale of substantially all the assets, or otherwise.

         4.10 Governing Law. This Agreement shall be governed by the laws of the State of Washington except as may be preempted or superseded by federal law. Venue shall be in Whatcom County, State of Washington.

                                   SECTION 5
                             Duties Upon Insolvency

         5.1 Duty to Inform. The Board of Directors and/or the Chief Executive Officer of the Company shall suspend all benefit payments in the event of the Company's bankruptcy or insolvency, and shall have the duty to inform the trustee (if a trust is established) of the Company's bankruptcy or insolvency.

         5.2 Actions Required By Trustee. When informed of the Company's insolvency or bankruptcy by the Board of Directors and/or the Chief Executive Officer, the trustee and the Company shall suspend payments to any Participant or Beneficiary pursuant to this Plan and shall hold assets for the benefit of the Company's general creditors. Furthermore, if the trustee receives other written allegations from any other source (with proper written documentation supporting the same) of the Company's insolvency, the trustee shall suspend all such payments and hold the trust assets for the benefit of the Company's general creditors, and must determine within thirty (30) days whether the Company is in fact insolvent. If the trustee determines that the Company is not insolvent, the Trustee will resume payments, including any benefits previously suspended. In all cases where the trustee has actual knowledge of, or has made a determination of the Company's insolvency, the trustee shall deliver trust assets to satisfy claims of the Company's general creditors as directed by a court of competent jurisdiction.

         5.3 Insolvency. Insolvency shall mean the complete inability of the Company to meet its obligations to the Company's creditors in due course.

                                  SECTION 6
                               Claims Procedure

         6.1 Appeal Procedure for Denial of Benefits. The Plan Administrator shall provide adequate notice in writing to any Participant or to any Beneficiary ("Claimant") whose claim for benefits under the Plan the Committee has denied. The Plan Administrator's notice to the Claimant shall set forth:

                 (a)     The specific reason for the denial;

                 (b) Specific references to pertinent Plan provisions on which the Advisory Committee based its denial;

                 (c) A description of any additional material and information needed for the Claimant to perfect his claim and an explanation of why the material or information is needed; and

                 (d) That any appeal the Claimant wishes to make of the adverse determination must be in writing to the Committee within 75 days after receipt of the Plan Administrator's notice of denial of benefits. The Plan Administrator's notice must further advise the Claimant that his failure to appeal the action to the Committee in writing within the 75 day period will render the Committee's determination final, binding and conclusive.

         If the Claimant should appeal to the Committee, he, or his duly authorized representative, may submit, in writing, whatever issues and comments he, or his duly authorized representative, feels are pertinent. The Claimant, or his duly authorized representative, may review pertinent Plan documents. The Committee shall re-examine all facts related to the appeal and make a final determination, in its sole and absolute discretion, as to whether the denial of benefits is justified under the circumstances. The Committee shall advise the Claimant of its decision within 60 days of the Claimant's written request for review, unless special circumstances (such as a hearing) would make the rendering of a decision within the 60 day limit unfeasible. In no event shall the Committee render a decision respecting a denial of a claim for benefits later than 120 days after its receipt of a request for review.

         The Plan Administrator's notice of denial of benefits shall identify the name of each member of the Committee and the name and address of the Committee member to whom the Claimant may forward his appeal.

         IN WITNESS WHEREOF, the Company has caused this restated Plan to be executed and to be effective as of January 1, 1990.

                                           HORIZON BANK, a Savings Bank

                                           By:  /s/ V. Lawrence Evans
                                                _______________________
                                                V. Lawrence Evans
                                           Its: President

ATTEST:

/s/ George W. Gust
_______________________
George W. Gust

                                AMENDMENT TO THE
                          HORIZON BANK (A Savings Bank)
                       EXECUTIVE INCOME PARTICIPATION PLAN


         Pursuant to Section 4.1 of the Executive Income Participation Plan, as amended and restated effective January 1, 1990, Horizon Bank has reserved the right to amend the Plan at any time, provided that, no amendment will affect benefits that have been accrued to the date of the amendment, and provided that such amendment does not accelerate the payment of benefits to any Participant or Beneficiary. Accordingly, Horizon Bank, by action of its Board of Directors amends the Plan as follows:

                                       I.
                                   DEFINITIONS

      Section 1.6 of the Plan is amended as follows:

                    1.6      Normal Retirement Age shall mean the
     Participant's 62nd birthday. Prior to this amendment, a Participant's Normal Retirement Age was defined as the Participant's 65th birthday.

      The Plan is amended to add the following definition under New Section
1.9:

                    1.9 Change of Control shall mean (a) the acquisition, in any manner, of twenty-five percent (25%) or more of the outstanding common stock of Horizon Bank by any one or more persons or entities acting in concert, (b) the merger of Horizon Bank into any corporation, where after such merger twenty-five percent (25%) or more of the outstanding stock of the corporation is owned by shareholders other than shareholders of Horizon Bank common stock immediately prior to the merger, or (c) the replacement of current directors or the election of new directors constituting a majority of the Board of Directors where such replacement or election has not been supported by the current Board of Directors.

                                      II.
                   SUPPLEMENTAL RETIREMENT AND DEATH BENEFITS

         Section 3.1 and 3.2 of the Plan are amended as follows:

                    3.1 Supplemental Retirement Benefits. If the Participant remains in the employ of the Company until age 61, then upon attaining Normal Retirement Age, an income continuation supplemental retirement benefit will be payable to the Participant under the terms of this Plan, equal to the benefit established by the Company as set forth opposite the name of the Participant on Exhibit A attached hereto. Provided that the Participant remains in the employ of the Company until age 61, all benefits will be fully vested in the Participant and his Beneficiary. Supplemental Retirement Benefits will be payable to the Participant under the installment schedule set forth opposite the Participant's name on Exhibit A, with payments beginning on or about the first day of the calendar month coincident with or next following the Participant's attainment of Normal Retirement Age. If the Participant should die during the income continuation period set forth on Exhibit A, benefits shall continue to be paid for the duration of the income continuation period to the Participant's Beneficiary.

                    3.2 Death Benefits. If the Participant should die while in the employ of the Company prior to attaining
     Normal Retirement Age, the Participant's Beneficiary shall be entitled to receive the designated benefit in monthly installments beginning on or about the first day of the calendar month following the Participant's death, and payable for the income continuation period set forth opposite the Participant's name on Exhibit A. No other survivor benefits will be payable pursuant to the terms of this Plan.




                                      III.
                                TRUST AGREEMENT

         Section 4.6 of the Plan is amended as follows:

                    4.6 Trust Agreement. In the event of a Change in Control, the Company shall establish an irrevocable grantor trust for the payment of income continuation supplemental retirement benefits. In the event of a Change in Control or if for any other reason the Company elects to establish a trust fund for the payment of benefits, the trust agreement shall comply with the model Rabbi trust provisions of Rev. Proc.
     92-64, and the trustee shall receive and hold all contributions to the trust fund made by the Company pursuant to the Plan and shall hold, invest, reinvest, and distribute such funds in accordance with the terms and provisions of this Plan and the trust agreement. The Company or the Committee may engage the services of qualified, independent investment managers for the purpose of providing some or all of the investment management for this Plan. The Company or the Committee may modify any trust agreement from time to time to accomplish the purposes of this Plan, provided such modifications comply with the model language of the Revenue Procedure, and may, with approval, remove any trustee and select a successor trustee. No amendment to the Plan, however, will bind a trustee without its consent.

         Except as expressly modified herein, the terms of the Executive Income Participation Plan as amended and restated effective January 1, 1990, are hereby ratified, confirmed and approved.

         This Amendment shall be effective the 27th day of October, 1992.

                                             HORIZON BANK, A Savings Bank


                                           By:  /s/ V. Lawrence Evans
                                                _______________________
                                                V. Lawrence Evans

                                           Its: President
                                                _______________________

ATTEST:

/s/ George W. Gust
_______________________
George W. Gust

                                          Exhibit 21

                                Subsidiaries of the Registrant





Parent

Horizon Financial Corp.



                                                                Jurisdiction
                                          Percentage             or State of
Subsidiaries (a)                         of Ownership           Incorporation

Horizon Bank, a savings bank                 100%                 Washington

Westward Financial
  Services, Inc. (b)                         100%                 Washington



(a) The operation of the Corporation's wholly owned subsidiaries are included in the Corporation's Financial Statements contained in the Annual Report attached hereto as Exhibit 13.

(b)    Wholly-owned subsidiary of Horizon Bank, a savings bank.

                                   Exhibit 23

                                Consent of Auditors



                        CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-99780) of Horizon Financial Corp. of our report dated April 24, 1996 appearing in the Annual Meeting Proxy Statement of Horizon Financial Corp., dated June 20, 1996, which is incorporated by reference in Horizon Financial Corp.'s Annual Report on Form 10-K for the year ended March 31, 1996.




MOSS ADAMS LLP

Bellingham, Washington
June 28, 1996