Form 10-Q
period 1996-06-30
HORIZON FINANCIAL CORP
filed 1996-08-12
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                  For the quarterly period ended June 30, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

        For the transition period from ______________ to _______________

                         Commission file number 0-27062

                            Horizon Financial Corp.
             (Exact name of registrant as specified in its charter)


                      Chartered by the State of Washington
         (State or other jurisdiction of incorporation or organization)


                                   91-1695422
                       (IRS Employer Identification No.)


                              1500 Cornwall Avenue
                             Bellingham, Washington
                    (Address of principal executive offices)


                                     98225
                                   (Zip Code)


Registrant's telephone number including area code:    (360) 733-3050


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               YES  [ X ]       NO   [  ]

As of August 2, 1996, 6,596,324 common shares, $1.00 par value, were outstanding.

                            HORIZON FINANCIAL CORP.






INDEX                                                                   PAGE
- -----                                                                   ----
PART 1            FINANCIAL INFORMATION

Item 1            Financial Statements

                  Consolidated Statements of Financial Condition          1

                  Consolidated Statements of Operations                   2

                  Consolidated Statements of Stockholders' Equity         3

                  Consolidated Statements of Cash Flow                    4-5

                  Notes to Consolidated Financial Statements              6

Item 2            Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   7-9





PART II           OTHER INFORMATION

Item 1            Legal Proceedings                                       10

Item 2            Changes in Securities                                   10

Item 3            Defaults Upon Senior Securities                         10

Item 4            Submission of Matters to a Vote of Security Holders     10

Item 5            Other Information                                       10

Item 6            Exhibits and Reports on Form 8-K                        10

SIGNATURES

                            HORIZON FINANCIAL CORP.
                 Consolidated Statements of Financial Condition


                                                    June 30,        March 31,
                                                      1996         1996
                                                          (unaudited)
                                                    --------        --------
ASSETS:

  Cash and Due from Banks                       $  4,002,484    $  4,844,146
  Interest-Bearing Deposits                        8,809,785       8,756,304
  Investment Securities - Available for Sale      30,629,365      34,623,256
  Investment Securities - Held to Maturity        14,670,141      16,080,247
  Mortgage-Backed Securities-Available for Sale    1,259,261         279,473
  Mortgage-Backed Securities - Held to Maturity   22,188,817      23,078,825
  Loans Receivable                               400,380,309     389,650,547
  Accrued Interest and Dividends Receivable        3,522,583       3,614,937
  Property and Equipment, Net                      6,213,063       6,246,041
  Other Assets                                     1,822,846       1,793,828
                                                    --------        --------
  Total Assets                                  $493,498,654    $488,967,604

LIABILITIES:

  Deposits                                      $406,171,948    $402,676,437
  Accounts Payable and Other Liabilities           4,325,647       4,582,712
  Advances by Borrowers for Taxes and Insurance      397,418         832,442
  Deferred Compensation                            1,065,653       1,087,684
  Deferred Income Tax Liabilities                    548,383         575,000
  Income Taxes Currently Payable                   1,028,321          66,115
                                                    --------        --------
  Total Liabilities                              402,753,610     384,793,257

STOCKHOLDERS' EQUITY:

  Serial Preferred Stock, $1.00 Par Value,
    10,000,000 Shares Authorized;
    None Issued or Outstanding
  Common Stock, $1.00 Par Value,
    30,000,000 Shares Authorized;
    6,594,886 and 6,579,954 Issued
    and Outstanding                                6,594,886       6,579,954
  Paid-in Capital                                 39,544,047      39,415,875
  Retained Earnings                               32,771,344      31,548,712
  Net Unrealized Gain/(Loss) on Investments
    Available for Sale                             1,551,007       1,602,673
  Debt Related to ESOP                              (500,000)            -0-
                                                    --------        --------
  Total Stockholders' Equity                      79,961,284      79,147,214
                                                    --------        --------
  Total Liabilities and Stockholders'Equity     $493,498,654    $488,967,604


                      (See Notes to Financial Statements)

                            HORIZON FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                     3 Months Ended
                                                         June 30
                                                    1996         1995
                                                  --------     --------
INTEREST INCOME:
         Interest on Loans                      $8,328,247   $7,803,736
         Interest and Dividends on Investment
           Securities                            1,181,292    1,210,854
              Total Interest Income              9,509,539    9,014,590

INTEREST EXPENSE:
         Interest on Deposits                    5,125,258    5,014,548
           Net Interest Income                   4,384,281    4,000,042

         Provision for Loan Losses                  60,000       15,000
              Net Interest Income After
                Provision for Loan Losses        4,324,281    3,985,042

NON-INTEREST INCOME:
         Service Fees                              260,978      229,243
         Net Gain(Loss) on Sale of Investments
           and Trading Securities                      -0-        1,800
         Other                                      49,452      105,870
              Total Non-Interest Income            310,430      336,913

NON-INTEREST EXPENSE:
         Compensation and Employee Benefits        964,052      920,562
         Building Occupancy                        274,970      255,027
         FDIC Insurance                             26,375      207,277
         Data Processing                            99,547       99,744
         Advertising                               111,783       71,081
         Other Expenses                            313,649      243,445
              Total Non-Interest Expense         1,790,346    1,797,136

    Income Before Provision for
       Income Taxes                              2,844,365    2,524,819
         Provision for Income Taxes                962,206      826,250
         Net Income                              1,882,159    1,698,569

         Earnings Per Share                           $.29         $.26



                      (See Notes to Financial Statements)

                         HORIZON FINANCIAL CORP.
         Consolidated Statements of Changes in Stockholder's Equity
                  3 Months Ended June 30, 1996 and 1995
                              (unaudited)

                                                                                 Net Unrealized
                                  Common Stock          Additional               Gains(Losses)      Debt
                              Number                     Paid-In      Retained         on           Related
                            of Shares       at Par       Capital      Earnings     Securities       to ESOP        Total
                            ---------      --------      -------      --------     ----------       -------      ---------
Balance at 3/31/95          6,514,652    $6,514,652  $39,036,616   $26,426,840     $ 731,652        (25,000)   $72,684,760

Cash div on common stock
at $.08 per share                                                     (523,129)                                   (523,129)

Stock opts exercised           18,774        18,774       (8,963)                                                    9,811

DRIP                            5,683         5,683       60,376                                                    66,059

Net change in unrealized
    gain/loss - AFS                                                                  372,185                       372,185

Net income                                                           1,698,569                                   1,698,569
                            ---------      --------      -------      --------     ----------       -------      ---------
Balance at 6/30/95         $6,539,109    $6,539,109  $39,088,029   $27,602,280    $1,103,837       $(25,000)   $74,308,255

Balance at 3/31/96          6,579,954     6,579,954   39,415,875    31,548,712     1,602,673       $    -0-    $79,147,214

Cash div on common
stock at $.10 Per Sh.                                                 (659,527)                                   (659,527)

Stock opts. exercised           9,312         9,312       62,846                                                    72,158

DRIP                            5,620         5,620       65,326                                                    70,946

Net change in unrealized
gain/loss - AFS                                                                      (51,666)                      (51,666)

ESOP Loan                                                                                          (500,000)      (500,000)

Net income                                                           1,882,159                                   1,882,159
                            ---------      --------      -------      --------     ----------       -------      ---------
Balance at 6/30/96         $6,594,886    $6,594,886  $39,544,047   $32,771,344    $1,551,007     $ (500,000)   $79,961,284

                                    (See Notes to Financial Statements)

                          HORIZON FINANCIAL CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                      3 Months Ended
                                                         June 30,
                                                   1996           1995
                                                 --------       --------
Cash Flows from Operating Activities:
 Net Income                                   $ 1,882,159    $ 1,698,569
 Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating Activities:
    Depreciation                                  111,718        108,222
    Amortization and Deferrals, Net                71,569        (12,353)
    Provision for Loan Losses                      60,000         15,000
    Provision for Deferred Income Tax                 -0-            -0-
    Loss on Retirement of Bank Premises/Eqpt          -0-            -0-
 Changes in Assets and Liabilities:
    Interest & Dividends Receivable                92,354       (207,772)
    Interest Payable                                 (498)        58,461
    Federal Income Taxes Receivable                   -0-        825,550
    Federal Income Taxes Payable                  962,206            -0-
    Other Assets                                  (29,018)       (41,281)
    Other Liabilities                            (713,622)         4,336
                                                 --------       --------
Net Cash Provided by Operating Activities       2,436,868      2,448,732

Cash Flows From Investing Activities:
    Change in Interest-Bearing Deposits, Net   $  (53,481)   $ 6,102,814
    Purchases of Investment Securities - AFS     (609,699)    (5,031,043)
    Proceeds from Sales and Maturities of
        Investment Securities - AFS             4,524,293      1,256,100
    Purchases of Investment Securities - HTM          -0-     (2,726,998)
    Proceeds from Maturities of Investment
            Securities - HTM                    1,410,106      3,368,532
    Purchases of Mtge Backed Securities - HTM         -0-            -0-
    Purchases of Mtge Backed Securities - AFS  (1,000,000)           -0-
    Proceeds from Mat of Mtge back Sec - HTM      890,010        411,496
    Proceeds from Mat of Mtge back Sec - AFS       21,224         57,215
    Proceeds from Sale of Loans                       -0-      4,129,649
    Principal Payments on Loans                18,002,936      9,143,796
    Originations and Purchases of Loans       (29,364,267)   (21,044,864)
    Purchases of Bank Premises and Equipment      (78,740)       (16,364)
                                                 --------       --------
Net Cash Flows From Investing Activities       (6,257,618)    (4,349,667)


                     (See Notes to Financial Statements)

                          HORIZON FINANCIAL CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS


                                                      3 Months Ended
                                                         June 30,
                                                   1996           1995
                                                 --------       --------
Cash Flows From Financing Activities:
    Change in Checking and
      Savings Accounts, Net                     4,601,950       (618,873)
    Proceeds From Issuance of Time Deposits    33,893,484     30,826,505
    Payments for Maturing Time Deposits       (34,999,923)   (27,561,597)
    Common Stock Issued, Net                      143,104         75,870
    Cash Dividends Paid                          (659,527)      (523,129)
                                                 --------       --------
Net Cash Flows from Financing Activities        2,979,088      2,198,776

Net Change in Cash and Cash Equivalents          (841,662)       297,841
Cash and Cash Equivalents, Beginning of Year    4,844,146      4,946,359
                                                 --------       --------
Cash and Cash Equivalents, End of Year         $4,002,484     $5,244,200



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash Paid During the Period for:

         Interest Expense                     $ 5,125,756    $ 4,956,087

         Income Taxes                             690,000        900,000

                         HORIZON FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED JUNE 30, 1996
                               (unaudited)


NOTE A - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year. The March 31, 1996, consolidated statement of financial condition presented with the interim financial statements was audited and received an unqualified opinion. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank's annual report for the year ended March 31, 1996.

On October 13, 1995, Horizon Bank, a savings bank, ("Bank") reorganized into the holding company form of ownership ("Reorganization"), resulting in Horizon Financial Corp. ( Registrant ) becoming the sole stockholder of the Bank.
Each outstanding share of common stock of the Bank and options to acquire shares of common stock of the Bank, became outstanding shares of common stock of the Registrant and options to acquire shares of common stock of the Registrant, respectively, as a result of the Reorganization. Accordingly, the financial statements for the three months ended June 30, 1995, are those of the Bank. The consolidated financial statements for the three months ended June 30, 1996, include the accounts of Horizon Financial Corp., the Bank and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation.

Prior to Reorganization, Horizon Financial Corp. had no material assets or liabilities and engaged in no business activity. At its March 26, 1996 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 655,000 shares) of the Corporation's outstanding Common Stock over a 24 month period.


NOTE B - Net Income Per Share

Earnings per share for the three months ended June 30, 1996 and 1995 are calculated on the basis of 6,586,781 and 6,526,916 weighted average shares outstanding, respectively.


NOTE C - Reclassification

Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.

                         HORIZON FINANCIAL CORP.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS



General

Horizon Financial Corporation was formed on October 13, 1995, as the parent company of Horizon Bank, a savings bank, its wholly-owned subsidiary. Horizon Bank, a savings bank, was organized in 1922 as a Washington state chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979 the Bank converted to a Washington state chartered mutual savings bank, the deposits in which are insured by the Federal Deposit Insurance Corporation ("FDIC"). On August 12, 1986, the Bank then converted to a state chartered stock savings bank. The primary business of the Bank is to acquire funds in the form of savings deposits and to use the funds to make loans secured by residential, and to a lesser extent, commercial properties made in the Bank's primary market area. The Bank's operations are conducted through twelve full-service office facilities, all located in Northwestern Washington.


Financial Condition

Total assets for the Bank as of June 30, 1996, were $493,498,654, an increase of .93% from the March 31, 1996, level of $488,967,604. This increase in assets was due primarily to the growth in loans receivable, which increased 2.75% to $400,380,309 at June 30, 1996, from $389,650,547 at March 31, 1996.

Total liabilities increased .91% to $413,537,370 at June 30, 1996, from $409,820,390 at March 31, 1996. The increase in liabilities was due primarily to the growth in savings deposits, which increased .87% to $406,171,948 from $402,676,437.

Total stockholders' equity increased 1.03% to $79,961,284 at June 30, 1996, from $79,147,214 at March 31, 1996.


Liquidity and Capital Resources

The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals and other short-term cash requirements. At June 30, 1996, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $26,882,031.

The Bank's primary sources of funds are cash flow from operations, which consist primarily of mortgage loan repayments; deposit increases; loan sales; and cash received from the maturity or sale of investment securities. These funds are primarily used to originate mortgage loans on real estate.

The Bank's liquidity fluctuates with the supply of funds and management believes that the current level of liquidity is adequate at this time. If additional liquidity is needed, the Bank's options include, but are not necessarily limited to: (1) selling additional loans in the secondary market;
(2) reverse repurchase agreements; (3) accepting additional jumbo and/or public funds deposits; or (4) accessing the discount window of the Federal Reserve Bank of San Francisco. The Bank had no borrowings against any kind of credit as of June 30, 1996.

Stockholders' equity to total assets was 16.20% as of June 30, 1996, well in excess of the 5.0% minimum required by the FDIC in order to be considered well capitalized.




                    Comparative Results of Operations
                        For the Three Months Ended
                          June 30, 1996 and 1995



Net Interest Income

Net interest income for the three months ended June 30, 1996, increased 9.61% to $4,384,281 from $4,000,042 in the same time period of the previous year. Total interest income increased 5.49% to $9,509,539 from $9,014,590. This increase is primarily attributable to an increase in interest earning assets over the prior period. Total interest paid on deposits increased 2.21% to $5,125,258 from $5,014,548. This increase occurred with the Bank's total deposits payable at June 30, 1996 increasing 6.79% to $406,171,948 from $380,349,484 at June 30, 1995.

The weighted average yield on all earning assets at June 30, 1996, decreased 15 basis points, or .15% to 8.07% from 8.22% at June 30, 1995. The weighted average yield on loans decreased 16 basis points to 8.42% from 8.58%, and the weighted average yield on investments decreased 19 basis points to 6.28% from 6.47%. The yield on investments was down primarily as a result of the Bank's existing short-term investments maturing and being reinvested at lower rates. The same is true for the Bank's cost of funds, which decreased 22 basis points to 5.11% at June 30, 1996, from 5.33% at June 30, 1995. As a result, the Bank's interest rate spread increased 7 basis points to 2.96% from 2.89%.

Net interest income for the three months ended June 30, 1996, after provision for loan losses, increased 8.51% to $4,324,281 from $3,985,042. Provision for loan losses increased to $60,000 from $15,000 for the same period one year ago. At June 30, 1996 the Bank had no loans listed as over 90 days delinquent.


Non Interest Income

Non interest income for the three months ended June 30, 1996, decreased 7.86% to $310,430 from $336,913 for the same time period a year ago.
Service fee income increased 13.84% to $260,978 from $229,243. This increase is primarily attributable to the increase in loan activity during the quarter, as compared to the previous year. Other non interest income decreased to $49,452 from $105,870. The primary reason for this difference is that during the quarter ended June 30, 1995, a payment of $59,966 was received from First Interstate Bank in connection with the sale of the Bank's Trust Department. No trust income was recognized in 1996 as the final accounting for the sale of the trust department was completed in 1995.


Non Interest Expense

Non interest expense for the three months ended June 30, 1996, decreased
 .38% to $1,790,346 from $1,797,136. Compensation and employee benefits increased 4.72% to $964,052 from $920,562. Building occupancy increased 7.82% to $274,940 from $255,027. The Bank added one new office in Mill

Creek in September of 1995. The Bank's FDIC insurance expense declined to $26,375 for the quarter ending June 30, 1996, compared to $207,277 for the three months ended June 30, 1995, due to the decline in FDIC insurance premiums for well capitalized banks.

PART II.  OTHER INFORMATION



Item 1.     Legal Proceedings

            Horizon Financial Corp. is unaware of any pending or threatened litigation against the corporation or its subsidiaries at the present time.

Item 2.     Changes in Securities

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            None

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         HORIZON FINANCIAL CORP.



                             By:  /s/ V. Lawrence Evans
                                  ---------------------
                                  V. Lawrence Evans
                                  President and Chief Executive Officer



                             By:  /s/ Richard P. Jacobson
                                  -----------------------
                                  Richard P. Jacobson
                                  Chief Financial Officer



                             Dated:          August 12, 1996