Form 10-Q
period 1996-12-31
HORIZON FINANCIAL CORP
filed 1997-02-13
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                                (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
      Exchange Act of 1934

             For the quarterly period ended December 31, 1996

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


                            YES   X   NO

As of February 3, 1997, 6,423,910 common shares, $1.00 par value, were outstanding.

                          HORIZON FINANCIAL CORP.






INDEX                                                                   PAGE

PART 1            FINANCIAL INFORMATION

Item 1            Financial Statements

                  Consolidated Statements of Financial Condition          1

                  Consolidated Statements of Operations                   2-3

                  Consolidated Statements of Stockholders' Equity         4

                  Consolidated Statements of Cash Flow                    5-6

                  Notes to Consolidated Financial Statements              7

Item 2            Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   8-11





PART II           OTHER INFORMATION

Item 1            Legal Proceedings                                       12

Item 2            Changes in Securities                                   12

Item 3            Defaults Upon Senior Securities                         12

Item 4            Submission of Matters to a Vote of Security Holders     12

Item 5            Other Information                                       12

Item 6            Exhibits and Reports on Form 8-K                        12

SIGNATURES

                         HORIZON FINANCIAL CORP.
              Consolidated Statements of Financial Condition


                                                  Dec. 31,          March 31,
                                                    1996             1996
                                                 (unaudited)
ASSETS:

         Cash and Due from Banks               $  8,563,844   $  4,844,146
         Interest-Bearing Deposits                3,543,327      8,756,304
         Investment Securities - Available
           for Sale                              28,629,731     34,623,256
         Investment Securities-Held to Maturity 11,081,341 16,080,247 Mortgage-Backed Securities - Available
           for Sale                               9,873,573        279,473
         Mortgage-Backed Securities - Held to
           Maturity                              20,632,808     23,078,825
         Loans Receivable                       410,589,188    389,650,547
         Accrued Interest and Dividends
           Receivable                             3,479,832      3,614,937
         Property and Equipment, Net              6,206,411      6,246,041
         Other Assets                             1,953,431      1,793,828
           Total Assets                        $504,553,486   $488,967,604

LIABILITIES:

         Deposits                              $417,248,704   $402,676,437
         Accounts Payable and Other
           Liabilities                            6,400,023      4,582,712
         Advances by Borrowers for Taxes
           and Insurance                            474,957        832,442
         Deferred Compensation                    1,307,726      1,087,684
         Deferred Income Tax Payable                677,229        575,000
         Income Taxes Currently Payable             434,208         66,115
           Total Liabilities                    426,542,847    409,820,390

STOCKHOLDERS' EQUITY:

    Serial Preferred Stock, $1.00 Par Value,
          10,000,000 Shares Authorized;
          None Issued or Outstanding
    Common Stock, $1.00 Par Value,
      30,000,000 Shares Authorized;
      6,628,614 and 6,579,954 Issued
      and Outstanding                             6,628,614      6,579,954
    Paid-in Capital                              39,844,323     39,415,875
    Retained Earnings                            33,135,213     31,548,712
    Net Unrealized Gain/(Loss) on Investments
      Available for Sale                          1,801,120      1,602,673
    Debt Related to ESOP                           (500,000)           -0-
    Treasury Stock                               (2,898,631)           -0-
 Total Stockholders' Equity                      78,010,639     79,147,214

       Total Liabilities and Stockholders'
             Equity                            $504,553,486   $488,967,604


                    (See Notes to Financial Statements)

                          HORIZON FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             3 Months Ended
                                                                Dec. 31
                                                   1996           1995

INTEREST INCOME:
         Interest on Loans                       $8,663,101    $ 8,100,991
         Interest and Dividends on Investment
           Securities                             1,215,518      1,257,004
              Total Interest Income               9,878,619      9,357,995

INTEREST EXPENSE:
         Interest on Deposits                     5,267,939      5,345,005
           Net Interest Income                    4,610,680      4,012,990

         Provision for Loan Losses                   60,400         15,000
              Net Interest Income After
                Provision for Loan Losses         4,550,280      3,997,990

NON-INTEREST INCOME:
         Service Fees                               306,701        205,701
         Net Gain(Loss) on Sale of Investments
           and Trading Securities                   (32,704)         1,897
         Other                                       81,016        107,386
              Total Non-Interest Income             355,013        314,984

NON-INTEREST EXPENSE:
         Compensation and Employee Benefits         991,479        894,752
         Building Occupancy                         276,527        274,830
         FDIC Insurance                              80,000         37,891
         Data Processing                            101,484         97,294
         Advertising                                 77,165        108,789
         Other Expenses                             293,424        258,225
              Total Non-Interest Expense          1,820,079      1,671,781

    Income Before Provision for
       Income Taxes                               3,085,214      2,641,193
         Provision for Income Taxes               1,042,909        885,935
         Net Income                               2,042,305      1,755,258

         Earnings Per Share                            $.32           $.27



                    (See Notes to Financial Statements)

                          HORIZON FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      9 Months Ended
                                                         Dec. 31
                                                   1996           1995

INTEREST INCOME:
         Interest on Loans                      $25,400,782    $23,929,582
         Interest and Dividends on Investment
           Securities                             3,584,048      3,670,447
              Total Interest Income              28,984,830     27,600,029

INTEREST EXPENSE:
         Interest on Deposits                    15,586,664     15,595,722
           Net Interest Income                   13,398,166     12,004,307

         Provision for Loan Losses                  170,400         45,000
              Net Interest Income After
                Provision for Loan Losses        13,227,766     11,959,307

NON-INTEREST INCOME:
         Service Fees                               799,058        713,649
         Net Gain(Loss) on Sale of Investments
           and Trading Securities                   268,915          7,259
         Other                                      196,508        267,957
              Total Non-Interest Income           1,264,481        988,865

NON-INTEREST EXPENSE:
         Compensation and Employee Benefits       3,238,380      2,738,536
         Building Occupancy                         835,170        786,061
         FDIC Insurance                             168,625        225,687
         Data Processing                            301,530        290,859
         Advertising                                257,002        253,973
         Other Expenses                             961,984        714,934
              Total Non-Interest Expense          5,762,691      5,010,050

    Income Before Provision for
       Income Taxes                               8,729,556      7,938,122
         Provision for Income Taxes               2,953,093      2,623,589
         Net Income                               5,776,463      5,314,533

         Earnings Per Share                         $.88           $.81



                    (See Notes to Financial Statements)


                                      HORIZON FINANCIAL CORP.
                     Consolidated Statements of Changes in Stockholder's Equity
                               9 Months Ended Dec. 31, 1996 and 1995
                                            (unaudited)





                                                                         Net Unrealized
                             Common Stock      Additional                Gains(Losses)   Debt
                        Number                 Paid-In     Retained          on          Related    Treasury
                        of Shares  at Par      Capital     Earnings      Securities      to ESOP    Stock        Total

Balance at 3/31/95      6,514,652  $6,514,652  $39,036,616 $26,426,840   $ 731,652       $(25,000)           -0- $72,684,760

Cash div on common stk
at $.24 per share                                           (1,572,810)                                           (1,572,810)

Stock opts exercised       34,852      34,852       69,920                                                           104,772

DRIP                       16,169      16,169      180,846                                                           197,015

Net change in unrealized
gain/loss - AFS                                                            993,591                                   993,591

Net income                                                   5,314,533                                             5,314,533

Balance at 12/31/95    $6,565,673  $6,565,673  $39,287,382 $30,168,563  $1,725,243       $ (25,000) $        -0- $77,721,861

Balance at 3/31/96      6,579,954   6,579,954   39,415,875  31,548,712   1,602,673              -0-          -0-  79,147,214

Cash div on common
stock at $.65 per sh.                                       (4,189,962)                                           (4,189,962)

Stock opts. exercised      31,903      31,903      224,369                                                           256,272

DRIP                       16,757      16,757      204,079                                                           220,836

Net change in unrealized
gain/loss - AFS                                                            198,447                                   198,447

ESOP Loan                                                                                 (500,000)                 (500,000)

Treasury stock                                                                                       (2,898,631)  (2,898,631)

Net income                                                   5,776,463                                             5,776,463

Balance at 12/31/96    $6,628,614   $6,628,614 $39,844,323 $33,135,213  $1,801,120       $(500,000) $(2,898,631) $78,010,639





                                (See Notes to Financial Statements)

                       HORIZON FINANCIAL CORP.

                 CONSOLIDATED STATEMENT OF CASH FLOWS



                                                        9 Months Ended
                                                               Dec. 31,

                                                         1996           1995

Cash Flows from Operating Activities:
         Net Income                               $ 5,776,463    $ 5,314,533
         Adjustments to Reconcile Net Income
           to Net Cash Provided by Operating
           Activities:
             Depreciation                             333,710        329,475
             Amortization and Deferrals, Net         (136,664)        (1,641)
             Provision for Loan Losses                170,400         45,000
             Provision for Deferred Income Tax            -0-            -0-
             Loss on Retirement of Bank Premises/Eqpt     -0-            -0-
           Changes in Assets and Liabilities:
             Interest & Dividends Receivable          135,105       (424,381)
             Interest Payable                         (37,519)       149,226
             Federal Income Taxes Receivable          368,093        954,889
             Other Assets                            (159,603)      (286,806)
             Other Liabilities                      1,717,387        128,320

               Net Cash Provided by Operating
                   Activities                       8,167,372      6,208,615

Cash Flows From Investing Activities:
    Change in Interest-Bearing Deposits, Net      $ 5,212,977   $  7,084,597
    Purchases of Investment Securities - AFS       (6,357,003)   (11,973,560)
    Proceeds from Sales and Maturities of
        Investment Securities - AFS                12,743,867      8,574,887
    Purchases of Investment Securities - HTM              -0-     10,127,115
    Proceeds from Maturities of Investment
            Securities - HTM                        4,998,906      6,137,964
    Purchases of Mtge Backed Securities - HTM             -0-     (1,802,457)
    Purchases of Mtge Backed Securities - AFS     (10,009,292)           -0-
    Proceeds from Mat of Mtge back Sec - HTM        2,446,017      1,789,233
    Proceeds from Mat of Mtge back Sec - AFS          322,529        230,286
    Proceeds from Sale of Loans                     8,092,748      6,153,079
    Principal Payments on Loans                    52,253,175     40,718,594
    Originations and Purchases of Loans           (81,818,300)   (67,961,501)
    Purchases of Bank Premises and
             Equipment                               (294,080)      (204,640)

               Net Cash Flows From Investing
                 Activities                       (12,408,456)   (21,380,633)




                  (See Notes to Financial Statements)

                       HORIZON FINANCIAL CORP.

                 CONSOLIDATED STATEMENT OF CASH FLOWS






                                                           9 Months Ended
                                                                  Dec. 31,

                                                         1996           1995

Cash Flows From Financing Activities:
  Change in Checking and
    Savings Accounts, Net                           9,708,966      2,836,362
  Proceeds From Issuance of Time Deposits         111,535,112    111,693,662
  Payments for Maturing Time Deposits            (106,671,811)   (97,357,654)
  Common Stock Issued, Net                            477,108        301,787
  Cash Dividends Paid                              (4,189,962)    (1,572,810)
  Treasury Stock Purchased                         (2,898,631)           -0-
          Net Cash Flows from Financing
                 Activities                         7,960,782     15,901,617


Net Change in Cash and Cash Equivalents             3,719,698        729,599

Cash and Cash Equivalents,
  Beginning of Year                                 4,844,146      4,946,359

Cash and Cash Equivalents,
  End of Year                                      $8,563,844     $5,675,958



SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

Cash Paid During the Period for:

         Interest Expense                         $15,624,183    $15,446,496

         Income Taxes                             $ 2,585,000    $ 1,668,000

                     HORIZON FINANCIAL CORP.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND NINE MONTHS ENDED DECEMBER 31, 1996
                           (unaudited)



NOTE A - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended December 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year. The March 31, 1996, consolidated statement of financial condition presented with the interim financial statements was audited and received an unqualified opinion. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank's annual report for the year ended March 31, 1996.

On October 13, 1995, Horizon Bank, a savings bank, ("Bank") reorganized into the holding company form of ownership ("Reorganization"), resulting in Horizon Financial Corp. ("Registrant") becoming the sole stockholder of the Bank. Each outstanding share of common stock of the Bank and options to acquire shares of common stock of the Bank, became outstanding shares of common stock of the Registrant and options to acquire shares of common stock of the Registrant, respectively, as a result of the Reorganization. Significant intercompany balances and transactions have been eliminated in consolidation.

Prior to Reorganization, Horizon Financial Corp. had no material assets or liabilities and engaged in no business activity. At its March 26, 1996, meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 655,000 shares) of the Corporation's outstanding common stock over a 24-month period. Through December 31, 1996, Horizon Financial Corp. had repurchased 216,600 shares of its common stock.

NOTE B - Net Income Per Share

Earnings per share for the three months ended December 31, 1996 and 1995 are calculated on the basis of 6,441,625 and 6,562,601 weighted average shares outstanding, respectively.


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


Financial Condition

Total assets for the Corporation as of December 31, 1996, were $504,553,486, an increase of 3.19% from the March 31, 1996, level of $488,967,604. This increase in assets was due primarily to the growth in loans receivable, which increased 5.37% to $410,589,188 at December 31, 1996, from $389,650,547 at March 31, 1996.

Total liabilities increased 4.08% to $426,542,847 at December 31, 1996, from $409,820,390 at March 31, 1996. The increase in liabilities was due primarily to the growth in savings deposits, which increased 3.62% to $417,248,704 from $402,676,437.

Total stockholders' equity decreased 1.44% to $78,010,639 at December 31, 1996, from $79,147,214 at March 31, 1996. This was primarily due to the effect of the share repurchases which includes 105,600 shares of stock repurchased during the quarter, bringing the total number of shares repurchased to 216,600. Also during the quarter, the Corporation paid a special cash dividend of $0.35 per share to its shareholders in addition to the normal $0.10 per share cash dividend.

Liquidity and Capital Resources

The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals and other short-term cash requirements. At December 31, 1996, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $23,700,235.

The Bank's primary sources of funds are cash flow from operations, which consist primarily of mortgage loan repayments; deposit increases; loan sales; and cash received from the maturity or sale of investment securities. These funds are primarily used to originate mortgage loans on real estate.

The Bank's liquidity fluctuates with the supply of funds and management believes that the current level of liquidity is adequate at this time. If additional liquidity is needed, the Bank's options include, but are not necessarily limited to: (1) selling additional loans in the secondary market; (2) reverse repurchase agreements; (3) accepting additional jumbo and/or public funds deposits; or (4) accessing the discount window of the Federal Reserve Bank of San Francisco. The Bank had no borrowings against any kind of credit as of December 31, 1996.

Stockholders' equity to total assets was 15.46% as of December 31, 1996, well in excess of the 5.0% minimum required by the FDIC in order to be considered well capitalized.

                Comparative Results of Operations
               For the Three and Nine Months Ended
                   December 31, 1996 and 1995



Net Interest Income

Net interest income for the three months ended December 31, 1996, increased 14.89% to $4,610,680 from $4,012,990 in the same time period of the previous year. Total interest income increased 5.56% to $9,878,619 from $9,357,995. This increase is primarily attributable to an increase in interest-earning assets during the period. The most significant contribution to the increase in net interest income came in the form of a reduction in the Bank's cost of funds. Total interest paid on deposits decreased 1.44% to $5,267,939 from $5,345,005 for the quarter ending a year ago. This reduction in interest expense occurred in spite of an increase in deposits payable of 3.62% for the year to $417,248,704 at December 31, 1996, from $402,676,437.

The weighted average yield on all earning assets at December 31, 1996, decreased 3 basis points, or .03% to 8.17% from 8.20% at December 31, 1995. The weighted average yield on loans decreased 7 basis points to 8.48% from 8.55%, and the weighted average yield on investments was unchanged at 6.43%. The Bank's cost of funds decreased 36 basis points to 5.05% at December 31, 1996, from 5.41% at December 31, 1995. As a result, the Bank's interest rate spread increased 33 basis points to 3.12% from 2.79%.

Net interest income for the three months ended December 31, 1996, after provision for loan losses, increased 13.81% to $4,550,280 from $3,997,990. Provision for loan losses increased to $60,400 from $15,000 for the same period one year ago. At December 31, 1996, the Bank had one loan listed as over 90 days delinquent, with an outstanding balance of $60,290. That loan has since been paid in full.

Net interest income for the nine months ended December 31, 1996, increased 11.61% to $13,398,166 from $12,004,307 for the same time period one year ago. Total interest income for the nine-month period increased 5.02% to $28,984,830 from $27,600,029. Total interest expense declined .06% to $15,586,664 from $15,595,722. Net interest income for the nine months ended December 31, 1996, after provision for loan losses, increased 10.61% to $13,227,766 from $11,959,307. The loan loss provision for the nine months ended December 31, 1996, was $170,400, compared to $45,000 for the nine-month period one year ago.


Non Interest Income

Non interest income for the three months ended December 31, 1996, increased 12.71% to $355,013 from $314,984 for the same time period a year ago. Service fee income increased 49.10% to $306,701 from $205,701. The primary factor affecting this increase was the receipt of a prepayment penalty in excess of $76,000 on a commercial loan payoff. During the quarter ended December 31, 1996, the Bank recognized a loss on the sale of investments in the amount of $32,704, compared to a gain of $1,897 during the comparable quarter one year ago. Other non interest income decreased to $81,016 from $107,386. A contributing factor to this difference was the recognition of $23,847 as final accounting for the sale of the Bank's Trust Department, which was received during the quarter ending December 31, 1995.

Non interest income for the nine months ended December 31, 1996, increased 27.87% to $1,264,481 from $988,865. Service fee income increased 11.97% to $799,085 from $713,649, due primarily to the receipt of the commercial loan prepayment penalty referenced above. The net gain on sale of investments increased to $268,915 from $7,259 primarily due to the sale of certain equity securities during the nine-month period ended December 31, 1996. Other non interest income for the nine-month period decreased to $196,508 from $267,957. The primary reason for this difference was the receipt of payments totalling $83,813 from First Interstate Bank for the sale of the Trust Department during the nine-month period ended December 31, 1995.


Non Interest Expense

Non interest expenses for the three months ended December 31, 1996, increased 8.87% to $1,820,079 from $1,671,781. Compensation and employee benefits increased 10.81% to $991,479 from $894,752. Other non interest expenses increased 13.63% to $293,424 from $258,225.

Non interest expense for the nine months ended December 31, 1996, increased 15.02% to $5,762,691 from $5,010,050. Compensation and employee benefits increased 18.25% to $3,238,380 from $2,738,536. The primary reason for this increase was a one-time recognition of $277,525 in expenses relating to the Bank's deferred compensation program. Without this one-time expense recognition, compensation and employee benefits would have increased 8.12% over the comparable nine-month period one year ago. Building occupancy expense increased 6.25% to $835,170 from $786,061, due primarily to the opening of the Mill Creek office in September 1995. For the nine months ended December 31, 1996, the Bank's FDIC insurance expense declined to $168,625 from $225,687 in 1995 due to a significant reduction in premiums over the comparable period one year ago. Other non interest expense increased 34.56% to $961,984 from $714,934 during this nine-month period. This increase in other expenses was due to a number of factors, including the recognition of expenses relating to the Bank reaching
$500 million in assets (which results in additional FDICIA compliance expenses), an LID affecting one of the Bank's offices, and expenses relating to the development of new products to be offered by the Bank. These new products include telephone banking, a home equity line of credit, and a debit card program.

PART II.  OTHER INFORMATION



Item 1.     Legal Proceedings

            Horizon Financial Corporation has certain litigation and/or negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse affect on the Corporation's financial position or results of operation.

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



                     HORIZON FINANCIAL CORP.



                             By:  /s/ V. Lawrence Evans
                                  V. Lawrence Evans
                                  President and Chief Executive Officer



                             By:  /s/ Richard P. Jacobson
                                  Richard P. Jacobson
                                  Chief Financial Officer



                             Dated:          February 13, 1997