Form 10-K405
period 1997-03-31
HORIZON FINANCIAL CORP
filed 1997-06-27
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
                                ___________________________

                                         FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 31, 1997

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             Commission File Number:  0-27062

                                  Horizon Financial Corp.
                  ------------------------------------------------------
                  (Exact name of registrant as specified in its charter)


Chartered by the State of Washington                       91-1695422
---------------------------------------------            ---------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
or organization)                                        Identification
                                                        No.)
1500 Cornwall Avenue, Bellingham, Washington                  98225
---------------------------------------------           ----------------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code       (360) 733-3050

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $1.00 per share
                          ---------------------------------------
                                     (Title of Class)

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO
                                                    ---    ---
       Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-K or any amendments to this Form 10-K.  YES     NO  X
                                                    ---    ---
       The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Stock Market under the symbol "HRZB" on June 6, 1997, was $111,666,431 (7,413,539 shares at $15.0625 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

                            DOCUMENT INCORPORATED BY REFERENCE

       Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part II and III).


PAGE

                                          PART I
Item 1.  Business
-----------------

(a) General
    -------
       Horizon Financial Corp. ("Horizon Financial" or the "Corporation") was incorporated in the State of Washington in 1995 for the purpose of becoming a bank holding company for Horizon Bank, a savings bank ("Horizon Bank" or the "Bank"). On July 25, 1995, the stockholders of the Bank approved a plan to reorganize the Bank into the holding company form of ownership. The reorganization was completed on October 13, 1995, on which date the Bank became the wholly-owned subsidiary of the Corporation, and the stockholders of the Bank became stockholders of the Corporation. Prior to completion of the reorganization, the Corporation had no material assets or liabilities and engaged in no business activities. Subsequent to the acquisition of Horizon Bank, the Corporation has engaged in no significant activity other than holding the stock of the Bank. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Bank.

       Horizon Bank was incorporated as a Washington state-chartered mutual savings bank in 1979 as a successor to Bellingham First Federal Savings and Loan Association, whose predecessor was originally organized in 1922 as a state-chartered savings and loan association which converted to a federal savings and loan association in 1934. The Bank is one of nine stock savings banks located in the State of Washington which are subject to regulation by the Washington Department of Financial Institutions, Division of Banks, and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposit accounts are insured by the FDIC under the Bank Insurance Fund ("BIF").

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

       The Bank's principal sources of funds for lending and investment activities are savings deposits, repayment of loans, loan sales and borrowings. The Bank's principal sources of income are interest on loans and loan origination fees, commitment and servicing fees on loans, service charge income on accounts and interest and dividends on investment securities. Its principal expenses are interest paid on deposits, borrowings and general and administrative expenses.

       The Bank's savings and lending operations are conducted through twelve full-service office facilities located in Whatcom, Skagit and Snohomish counties in Washington State. The Bank's main office is located at 1500 Cornwall Avenue, Bellingham, Washington and its telephone number is (360) 733-3050. See "Item 2. Properties."


                                    1
PAGE

Selected Financial Data
-----------------------

       The following table sets forth certain information concerning the financial position of the Bank at and for the dates indicated.


                                                              March  31,
                                   --------------------------------------------------------------------
                                     1997          1996          1995           1994             1993
                                     ----          ----          ----           ----             ----
                                                         (Dollars in  thousands)
Total Assets . . . . . . . . .     $515,341       $488,968      $457,478       $424,637        $394,168
Loans Outstanding. . . . . . .      399,078        389,651       360,120        340,421         314,540
Cash and Investment
  Securities . . . . . . . . .      104,356         87,662        83,782         71,795          68,730
Deposits . . . . . . . . . . .      424,811        402,676       377,703        351,506         328,052
Borrowings . . . . . . . . . .           --             --            --             --              --
Stockholders' Equity . . . . .       78,509         79,147        72,685         65,995          59,164
Number of Full Service
  Offices. . . . . . . . . . .           12             12            11              9               8

                                                      Year Ended  March 31,
                                    -------------------------------------------------------------------
                                     1997          1996        1995             1994             1993
                                     ----          ----        ----             ----             ----
                                                       (In thousands)
Interest Income. . . . . . . .      $38,710        $37,082       $33,989        $33,619         $34,202
Interest Expense . . . . . . .      (20,832)       (20,773)      (16,948)       (15,227)        (16,398)
Net Interest Income. . . . . .       17,878         16,309        17,041         18,392          17,804
Other Income . . . . . . . . .        1,583          1,293         1,220          1,692           1,521
Non-interest Expense . . . . .       (7,461)        (6,685)       (7,149)        (7,446)         (7,194)
Provision for Loan
  Losses . . . . . . . . . . .         (200)          (110)         (132)          (368)           (409)
Income (Loss) Before                -------        -------       -------        -------         -------
  Taxes. . . . . . . . . . . .       11,800         10,807        10,980         12,270          11,722
Federal Income Tax . . . . . .        3,997          3,586         3,640          4,262           3,819
SFAS #109. . . . . . . . . . .           --             --            --             --             889
Gain on Sale of
 Trust Department. . . . . . .           --             --           181             --              --
                                    -------         ------       -------        -------         -------
Net Income . . . . . . . . . .      $ 7,803         $7,221       $ 7,521        $ 8,008         $ 7,014
                                    =======         ======       =======        =======         =======

Key Operating Ratios
--------------------

       The table below sets forth certain performance ratios of the Bank for the periods indicated. These ratios are calculated based on month end balances.

                                                           At and for the
                                                        Year Ended March 31,
                                                       ----------------------
                                                       1997     1996     1995
                                                       ----     ----     ----
Return on average assets (net income
 divided by average total
 assets). . . . . . . . . . . . . . . . . . . . . .    1.55%    1.53%    1.71%

Return on average equity (net income
 divided by average equity) . . . . . . . . . . . .    9.90     9.51    10.85

Dividend payout ratio (dividends
 declared per share divided
 by net income per share) . . . . . . . . . . . . .   62.50    29.09    26.97

Equity to assets ratio (average
 equity dividend by average
 total assets). . . . . . . . . . . . . . . . . . .   15.70    16.04    15.72

Interest rate spread (difference
 between average yield on interest
 earning assets and average cost
 of interest bearing
 liabilities) . . . . . . . . . . . . . . . . . . .    2.98     2.85     3.40

Net yield on earning assets (net
 interest income as a percentage
 of average interest earning
 assets). . . . . . . . . . . . . . . . . . . . . .    3.72     3.61     4.06

Yields Earned and Rates Paid
----------------------------

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

                                    3
PAGE

       The following table presents at the date and for the periods indicated, the total dollar amount of interest income and interest expense, as well as the resulting yields earned and rates paid.



                 At March 31,                               Year Ended March 31,
             ---------------- ------------------------------------------------------------------------------
                    1997                1997                       1996                      1995
             ---------------- -------------------------- ------------------------- ------------------------
                      Aver-                       Aver-                     Aver-
                      age                         age                       age
                      Yield/  Average             Yield/ Average            Yield/ Average  Average  Yield/
             Balance  Cost    Balance   Interest  Cost   Balance  Interest  Cost   Balance  Interest Cost
             -------  ------- -------   --------  ------ -------  --------  ----   -------  -------- ------
                                                   (Dollars in thousands)
Interest
 -earning
 assets:
  Loans
  receiv-
  able .  . .  $399,078  8.39%  $403,056  $33,812  8.39%  $375,018  $32,145  8.57%  $352,620  $29,948  8.49%
  Investment
  securities .   42,789  6.27     46,850    2,937  6.27     53,849    3,359  6.24     45,410    2,533  5.58
Mortgage-
 backed
 securities . .  56,203  6.36     30,834    1,962  6.36     22,895    1,578  6.89     21,630    1,508  6.97
  Total        --------  ----   --------  -------  ----   --------   ------  ----   --------  -------  ----
  interest-
  earning
  assets . . .  498,070  8.05    480,740   38,711  8.05    451,762   37,082  8.21    419,660   33,989  8.10

Interest-
 bearing
 liabilities:
  Deposits . .  424,811  5.07    410,267   20,832  5.07    386,860   20,773  5.36    361,690   16,948  4.70
 Total         --------  ----   --------  -------  ----   --------  -------  ----   --------  -------  ----
 interest-
 bearing
  liabilities.  424,811  5.07    410,267   20,832  5.07    386,860   20,773  5.36    361,690   16,948  4.70
               --------         --------  -------         --------  -------         --------  -------
Net
 interest
 income. . . .                             17,879                   $16,309                   $17,041
                                          -------                   =======                   =======
Interest rate
 spread . . . .                              2.98%            2.85%                              3.40%
                                             ----            -----                             ------
Net yield on
 interest
 -earning
 assets. . . .                               3.72%                     3.61%                     4.06%
                                             ----                    ======                    ======
Ratio of
 average
 interest-
 earning
 assets
 to average
 interest-
 bearing
 liabili-
 ties. . . . .                             115.09%                   116.63%                   116.28%
                                           ======                    ======                    ======


Rate/Volume Analysis
--------------------

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


                                                 Year Ended March 31,
                  -------------------------------------------------------------------------------------
                     1997    vs.   1996           1996    vs.   1995          1995     vs.    1994
                  -------------------------------------------------------------------------------------
                     Increase (Decrease)           Increase (Decrease)         Increase (Decrease)
                             Due to                      Due to                     Due to
                  ---------------------------  ---------------------------  ---------------------------
                                Rate/                        Rate/                        Rate/
                  Volume  Rate  Volume  Total  Volume  Rate  Volume  Total  Volume  Rate  Volume  Total
                  ------  ----  ------  -----  ------  ----  ------  -----  ------  ----  ------  -----
                                                      (In thousands)

Interest
income:
 Interest
  and
  fees on
  loans. . . . . $2,388  $(671) $(50)  $1,667  $1,898 $  281  $ 18  $2,197  $2,277 $(2,362) $(177) $ (262)
 Investment
  securities
  and other
  interest
  -bearing
  securities . .     71   (108)   (1)     (38)    573    282    41     896     271     334     27     632

 Total
  interest-
  earning
  assets . . . . $2,459  $(779) $(51)  $1,629  $2,471 $  563  $ 59  $3,093  $2,548 $(2,028) $(150) $  370
                 ======  =====  ====   ======  ====== ======  ====  ======  ====== =======  =====  ======
Interest
expense:
 Deposit
  accounts . . . $  835  $(731) $(45)  $   59  $1,252 $2,398  $176  $3,826  $1,071 $   607  $  43  $1,721
                 ------  -----  ----   ------  ------ ------  ----  ------  ------ -------  -----  ------
 Total
 interest
 -bearing
  liabilities. . $  835  $(731) $(45)  $   59  $1,252 $2,398  $176  $3,826  $1,071 $   607  $  43  $1,721
                 ======  =====  ====   ======  ====== ======  ====  ======  ====== =======  =====  ======

Lending Activities
------------------

       General. The Bank's loan portfolio totaled $399,078,123 at March 31, 1997, representing approximately 77.44% of its total assets. On that date, 81.76% of total outstanding loans consisted of loans secured by mortgages on single family residential properties, 3.63% of the loans consisted of loans secured by two-to-four unit residential properties, 4.14% of total outstanding loans consisted of loans secured by mortgages on over four unit residential properties, and 6.27% of total outstanding loans consisted of commercial real estate loans. The balance of the Bank's outstanding loans at that date consisted of secured consumer loans and loans secured by savings deposits.

       The Bank originates both fixed rate and adjustable rate mortgages ("ARMs") secured by residential, business, and commercial real estate, the majority of which include building improvements.

       The Bank has no significant concentration of credit risk other than that a substantial portion of its loan portfolio is secured by real estate located in the Bank's primary market area, which the Bank considers to be Whatcom, Skagit and Shohomish Counties in Washington. This concentration of credit risk could have a material adverse effect on the Bank's financial condition and results of operations to the extent there is a material deterioration in the counties' economic and real estate values.

       In order to have the ability to make the yields on its loan portfolio and investments more interest rate sensitive, the Bank has implemented a number of measures. Those measures include: (i) adoption of a policy under which the Bank generally originates long-term, fixed-rate mortgage loans when such loans are written to specifications promulgated by the Federal Home Loan Mortgage Corporation ("FHLMC") and qualify for sale in the secondary market,
(ii) origination of ARM loans on residential and commercial properties subject to market conditions, (iii) origination of construction loans secured by residential and income producing properties at interest rates subject to periodic adjustment based upon changes in a nationally recognized money market index and (iv) increased emphasis on originating 10 and 15 year amortizing mortgage loans. At March 31, 1997, $181,122,756 (or 45.39%) of the Bank's net mortgage loans receivable were comprised of loans that were other than long-term fixed-rate mortgage loans (i.e., loans with maturities greater than 15 years, which historically have been the industry's traditional area of lending activity). This amount consists of $15,490,484 in residential ARM loans and $10,332,670 in ARM loans secured by commercial and other real estate with adjustable rates; and $155,299,602 in 15 year or less amortizing mortgage loans.

PAGE

       Loan Maturity.  The following table sets forth certain information at March 31, 1997 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity.
Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                                 Due After       Due After
                               Due During        2 Through       5 Through       Due Over
                               the Year Ended   5 Years After  10 Years After  10 Years After
                                 March 31,        March 31,       March 31,      March 31,
                              ---------------   -------------  --------------  --------------
                              1998       1999       1997            1997           1997        Total
                              ----       ----       ----            ----           ----        -----
                                                       (In thousands)

Commercial, financial and
  agricultural . . . . . .   $12,878     $1,906    $13,561        $12,920       $  6,222     $ 47,487
Real estate construction .        --         --         --             --         18,808       18,808
Real estate-mortgage,
 installment and other . .    12,306      3,429     14,835         34,415        267,798      332,783
                             -------     ------    -------        -------       --------     --------
     Total . . . . . . . .   $25,184     $5,335    $28,396        $47,335       $292,828     $399,078
                             =======     ======    =======        =======       ========     ========

       The following table sets forth the dollar amount of all loans due one year after March 31, 1997 which have fixed interest rates and have floating or adjustable interest rates.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.


                              Fixed
                              Rates              Adjustable Rates      Total
                              -----              ----------------      -----
                                                (In thousands)
Commercial, financial and
 agricultural. . . . . . .    $2,545                 $10,333         $12,878
Real estate construction .        --                      --              --
Real estate-mortgage,
 installment and other . .     3,934                   8,372          12,306
                              ------                 -------         -------
     Total . . . . . . . .    $6,479                 $18,705         $25,184
                              ======                 =======         =======

       Residential Loans. The primary lending activity of the Bank has been the granting of conventional loans to enable borrowers to purchase existing homes or construct new homes. The Bank's real estate loan portfolio also includes loans on two-to-four family dwellings, multi-family housing (over four units), and loans made to purchase or refinance improved buildings to be used for residential housing. At March 31, 1997, approximately 85.39% of the Bank's total loan portfolio consisted of loans secured by residential real estate.

       The Bank's lending practices generally limit the maximum loan-to-value ratio on one-to-four family residential mortgage loans to 95% of the appraised value as determined by an independent appraiser, with the condition that private mortgage insurance generally be required on any home loans with loan-to-value ratios in excess of 80% of the appraised value. The Bank places this insurance with carriers approved by the FHLMC. The coverage generally limits the Bank's exposure to 72% of the loan amount. If private mortgage insurance is required, the borrower pays the premium at loan closing and any recurring premiums through an escrow reserve account established with the Bank for such period of time as the Bank requires the insurance coverage to be in force. Multi-family residential and commercial real estate loans, construction loans and unimproved real estate loans generally do not exceed 80% of appraised value.

       The Bank presently originates both fixed-rate and ARMs secured by one-to-four family properties with a loan term not exceeding 30 years. Under certain conditions, ARM borrowers are allowed to convert beginning on the first interest rate change date and ending on the fifth interest rate change date from the date of the loan note. In addition, certain consumer safeguards are built into the ARM instruments used by the Bank. These safeguards include limits on annual and lifetime interest rate adjustments. The Bank generally originates these loans in accordance with guidelines established by the FHLMC. For the fiscal year ended March 31, 1997, adjustable mortgage loans totalled $11,446,235 or 10.39% of total originations as compared to $14,057,805 or 14.60% of total originations for the year ended March 31, 1996.

       Construction Loans. The Bank also provides construction financing for single-family dwellings and to a lesser extent makes land acquisition and development loans on properties intended for residential use. The interest rate charged by the Bank on these loans varies depending upon the type of security property and the creditworthiness of the borrower. The origination fees charged by the Bank on construction loans generally are from one-quarter to one percentage point higher than fees charged by the Bank for permanent financing. At March 31, 1997 the Bank had $18,808,232, or 4.71% of total loans outstanding in construction loans, as compared to $15,711,393, or 4.03% of total loans at March 31, 1996. At March 31, 1997, $5,624,436 or 1.41% of
the construction loan portfolio consisted of "speculative" construction loans (i.e., loans on dwellings for which there is not an underlying contract for sales).

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

       Multi-Family, Business and Commercial Loans. These types of loans constituted $40,379,050 or approximately 10.12% of Horizon Bank's loan portfolio at March 31, 1997. These loans include fixed rate and adjustable rate mortgages secured by apartment buildings (i.e., those containing five or more living units) and business and commercial properties. The Bank generally requires that such loans have a debt service coverage of 1.20 to 1 with a loan-to-value ratio not exceeding 80%. Fixed-rate loans generally have a five to 10-year loan term, with payments based upon a 15 to 30-year amortization schedule.

       At March 31, 1997, $12,026,110 of loans secured by income-producing properties have an interest rate which adjusts annually based upon changes in an index of United States Treasury securities published by the Board of Governors of the Federal Reserve System ("Federal Reserve"). The amount of any increase in the interest rate is generally limited to two percentage points (upward or downward) each adjustment period, with a limit of six percentage points on the amount which the interest rate can increase or decrease over the life of the loan.

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

       Consumer Loans. The Bank makes a variety of loans for consumer purposes. Included among these are home equity loans, home equity lines of credit, loans secured by personal property, such as automobiles, boats, and other vehicles, loans secured by a Horizon Bank's Certificate of Deposit, and loans for mobile homes located in parks.

       Horizon Bank actively markets consumer loans in order to provide a wider range of financial services to its customers and to achieve shorter terms and higher interest rates normally typical of such loans. At March 31, 1997, the Bank held $17,219,233 of consumer loans.

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

       Consumer loans are made based on an evaluation of the borrower's creditworthiness, including income, other indebtedness, and satisfactory credit history, and the value of the collateral. Designated managers or Loan Committee members approve consumer loan requests.

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

       Loan Originations, Purchases and Sales. The Bank's current emphasis is on originating intermediate and long-term fixed rate loans on terms and conditions which will permit them to be sold in the secondary market, while originating ARM and 10, 15 and 20 year fixed-rate loans for its own portfolio.


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

       The Bank is a qualified servicer for both FHLMC and the Federal
National Mortgage Association. The Bank's general practice is to close its fixed-rate, one-to-four family residential loans on FHLMC loan documents in order to facilitate future sales to the mortgage corporation as well as to other institutional investors. From time to time, depending upon interest rates and economic conditions, the Bank has sold participation interests in loans in order to provide additional funds for lending to generate servicing fee income and to decrease the dollar amount of its intermediate and long-term fixed-rate loans. The sale of loans in the secondary mortgage market reduces the Bank's interest rate risk and allows the Bank to continue to make loans during periods when savings flows decline or funds are otherwise unavailable for lending purposes. In connection with such sales, the Bank generally retains the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of .25% to
 .375% per annum of the unpaid balance of each loan. As of March 31, 1997, the Bank was servicing loans for others aggregating approximately $83,742,111.
All sales of loan interests by the Bank are made without right of recourse to the Bank by the buyer of the loan interests in the event of default by the borrower.

       In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," which is effective for years beginning after December 15,

1995. This statement requires mortgage servicers to recognize servicing rights on loans as separate assets, no matter how acquired. When the Bank sells loans and retains the servicing rights it will be required to allocate the total cost of the loans between servicing rights and loans based on their relative fair values if their values can be estimated. SFAS No. 122 was effective for and was adopted by the Bank beginning April 1996. SFAS No. 122 will not be applied retroactively. Management does not believe the adoption of this statement will have a material impact on the Bank's financial condition or results of operations.

       Loan Commitments. Horizon Bank issues commitments to originate conventional mortgage loans on existing residential dwellings are made for periods up to 60 days from the date of loan application and are based upon the prevailing market rate at the time of application. At March 31, 1997, such commitments amounted to $2,523,820.

       Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives loan origination fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower at the closing of the loan.

       The Bank's loan origination fees are generally 0% to 2.50% on conventional residential mortgages and 2.0% to 2.5% for commercial real estate loans. The total amount of deferred loan origination fees and unearned discounts at March 31, 1997 was $6,835,376. Any unamortized loan fees are recognized as income at the time the loan is sold or paid off.

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

       Loan Modifications. The Bank offers a loan modification program to assist customers who were considering refinancing their home loans. For a 2% loan fee the Bank will modify customers' loans under the program. No new principal is required and only the interest rate and payment amounts are changed. All other terms and conditions remain the same. In fiscal 1997, the Bank modified $1,116,175 of real estate loans, compared to $6,640,084 in fiscal 1996.

       Delinquent Loans, Loans in Foreclosure and Foreclosed Property. Real estate loans are defined as delinquent when any payment of principal and/or interest is past due. While generally the Bank is able to work out a satisfactory repayment schedule with a delinquent borrower, the Bank generally will undertake foreclosure proceedings if the delinquency is not otherwise resolved within 90 days. Property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until such time as it is sold or otherwise disposed of. At March 31, 1997, the Bank had one loan over 90 days delinquent with a balance of $38,918. Management does not anticipate incurring material losses from this loan

       Delinquent loans have been consistently low over the last three fiscal years due to a strong local economy and strong underwriting. No assurances, however, can be given as to future delinquency levels and the continued strength of the local economy.

PAGE

       The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                             At March 31,
                            ---------------------------------------------
                            1997      1996      1995       1994      1993
                            ----      ----      ----       ----      ----

Non-accrual loans. . .  $    --    $  --     $    --    $   --     $   --
Loans 90 days or more
 delinquent and
 accruing interest . .   38,918       --       1,545        --         --
Restructured loans . .       --       --          --        --         --
Real estate acquired
 through foreclosure .       --       --          --        --         --
                        -------    -----      ------    -------    ------
  Total. . . . . . . .  $38,918    $  --      $1,545    $   --     $   --
                        =======    =====      ======    =======    ======
As a percentage of net
 loans . . . . . . . .     .010%      --       .0004%       --         --
As a percentage of
 total assets. . . . .     .008%      --       .0003%       --         --

       Reserves for Losses. The Bank operates under a general loan loss reserve system. Any differences between the loss reserve and the amount of loss realized is charged or credited to current income. The provision for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The reserve is based upon factors and trends identified by management at the time financial statements are prepared, but the ultimate recovery of loans is susceptible to future market factors beyond the Bank's control, which may result in losses or recoveries differing significantly from those provided for in the financial statements.

       The Bank established an allowance for losses for the year ended March 31, 1997 in the amount of $3,406,150 and $3,236,150 for the year ended March 31, 1996. The Bank's loan loss reserve as of March 31, 1997, is approximately
 .85% of total loans receivable.

       The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                 Year Ended March 31,
                   ------------------------------------------------
                   1997       1996         1995        1994        1993
                   ----       ----         ----        ----        ----
Balance at
 beginning
 of period. . . $3,236,150  $3,126,150  $2,994,150  $2,626,348   $2,217,612

  Provision
   for loan
   losses . . .    200,400     110,000     132,000     367,802      408,736

  Adjustment to
   reserves . .    (30,400)         --          --          --           --
                ----------  ----------  ----------  ----------   ----------
Balance at end
 of period . .  $3,406,150  $3,236,150  $3,126,150  $2,994,150   $2,626,348
                ==========  ==========  ==========  ==========   ==========
Ratio of net
 charge offs to
 average loans
 outstanding
 during the
 period . . . .        .05%        .03%       .04%        .11%         .13%

       The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated. See "-- Reserves for Losses" above for a discussion above regarding the change in fiscal 1992 from a specific loan loss reserve system to a general loan loss reserve system.

                                    Year Ended March 31,
                     ---------------------------------------------------
                     1997        1996        1995        1994       1993
                     ----        ----        ----        ----       ----
Commercial,
 financial
 and
 agricultural. . $  800,000  $  800,000  $  858,000  $  858,000  $  758,000
  Real estate
   - construc-
   tion. . . . .         --          --          --          --          --
  Real estate
   - mortgage. .  2,606,150   2,436,150   2,268,150   2,136,150    1,868,348
                 ----------  ----------  ----------  ----------   ----------
   Total
    allowance
    for loan
    losses . . . $3,406,150  $3,236,150  $3,126,150  $2,994,150   $2,626,348
                 ==========  ==========  ==========  ==========   ==========

       The Bank had no allowances for real estate acquired through foreclosure at March 31, 1997, 1996, 1995, 1994 and 1993.

Investment Activities
---------------------

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

       The FDIC has adopted the Federal Financial Institutions Examination Council statement of policy on securities activities and accounting procedures. This policy requires that institutions establish prudent policies and strategies for securities activities, identify certain securities trading practices that are unsuitable for an investment portfolio, recommends procedures for selection of a securities dealer, and limits investment in high risk mortgage securities and disproportionately large holdings of long-term zero coupon bonds.

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

       The book value of the above investments at March 31, 1997 was $32,390,741 compared to a market value of $34,670,775. For further information concerning the Bank's investment securities portfolio, see Note 3 of the Notes to the Consolidated Financial Statements.

       The Bank also invests in mortgage-backed securities. At March 31, 1997, such securities had a book value of $56,202,898 and a market value of $54,650,245.

       The following table presents the carrying (book) value of the Bank's investment securities portfolio and short-term investments. The market value of the Bank's investment securities portfolio at March 31, 1997, was approximately $89,321,020. This does not include interest-bearing deposits and cash equivalents.

                                              At March 31,
                                ------------------------------------
                                1997             1996           1995
                                ----             ----           ----
                                             (In thousands)

Investment securities:
 U.S. Government, agency
  securities, state and
  political subdivisions. .   $ 26,914          $39,408        $31,614
Asset-backed securities . .     56,203           23,364         23,405
 Other securities . . . . .      5,477            8,862         11,095
                              --------          -------        -------
   Total investments. . . .     88,594           71,634         66,114
 Interest bearing
  deposits and cash
  equivalents . . . . . . .     14,815           13,600         16,557
                              --------          -------        -------
                              $103,409          $85,234        $82,671
                              ========          =======        =======

PAGE

       The following table sets forth the scheduled maturities, carrying values, market values and average yields for the Bank's investment securities at March 31, 1997.


                                                       At March 31, 1997
                        -----------------------------------------------------------------------------
                                                                                       Total
                           One Year    One to Five   Five to Ten    More than        Investment
                           or Less        Years        Years        Ten Years        Securities
                        ------------  ------------  ------------  ------------  ---------------------
                        Carry- Aver-  Carry- Aver-  Carry- Aver-  Carry- Aver-  Carry-          Aver-
                         ing    age    ing    age    ing    age    ing    age    ing    Market  age
                        Value  Yield  Value  Yield  Value  Yield  Value  Yield   Value  Value   Yield
                        -----  -----  -----  -----  -----  -----  -----  -----   -----  ------  -----
                                                      (Dollars in thousands)
U.S. Government,
 agency securities,
 state and political
 subdivisions. . . . .$ 8,242 5.85%  $16,259 6.12% $2,413  7.97% $    --    --% $26,914  $26,885  6.21%
Mortgage-backed
 securities. . . . . .     --   --     5,939 6.38   3,203  6.47   47,061  6.80   56,203   54,650  6.74
Other. . . . . . . . .  3,407 4.49     1,492 8.01     578  6.50       --    --    5,477    7,786  5.32
                      ------- ----   ------- ----  ------  ----  -------  ----  -------  -------  ----
   Total . . . . . . .$11,649 5.30%  $23,690 6.31% $6,194  7.03% $47,061  6.80% $88,594  $89,321  6.46%
                      ======= ====   ======= ====  ======  ====  =======  ====  =======  =======  ====


Savings Activities and Other Sources of Funds
---------------------------------------------

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

       Deposits. Horizon Bank offers several deposit accounts, including Regular Passbook and Statement Savings Accounts, Checking Accounts, Money Market with and without Check Access and Certificates of Deposit Accounts with maturities ranging from thirty days up to 10 years. Certificates of Deposit account requirements vary according to minimum principal balances, the time period the funds must remain on deposit and the interest rate determined for each term and minimum balance.

       The following table sets forth certain information concerning the deposits at the Bank.

                                Year Ended March 31,
              ----------------------------------------------------------
                    1997                1996                1995
              ------------------  ------------------  ------------------
                        Weighted            Weighted            Weighted
              Average   Average   Average   Average   Average   Average
Type          Balance    Rat      Balance    Rate     Balance     Rate
----          -------  ---------  -------   --------  --------  --------
                                  (Dollars in thousands)

Savings      $ 30,164    3.45%    $  29,324   3.46%  $  33,939    3.35%
Drafts         25,482    1.68        24,274   1.93      24,697    2.26
Money Market   52,334    4.15        44,181   4.48      42,146    3.84
Time
  Deposits    302,287    5.72       289,081   6.02     260,908    5.26
             --------    ----     ---------   ----   ---------    ----
    Total    $410,267    5.10%    $ 386,860   5.39%  $ 361,690    4.71%
             ========    ====     =========   ====   =========    ====

       The following table indicates the amount of the Bank's deposits by time remaining until maturity as of March 31, 1997 in excess of $100,000.

                                         Certificates
       Maturity Period                    of Deposit
       ---------------                   ------------

       Three months or less               $12,170,025
       Three through six months            12,497,119
       Six through twelve months           17,902,142
       Over twelve months                  29,849,668
                                          -----------
         Total                            $72,418,954
                                          ===========
       The Bank has increasingly relied upon deregulated fixed-rate certificate accounts and other new regulatory authorized types of deposits. The Bank has a number of different programs designed to attract both short-term and long-term savings of the general public by providing a wide assortment of accounts and rates. The program includes traditional passbook accounts; nonnegotiable time deposits with minimum deposits of $100,000 and terms of 30 days to 10 years called Jumbo Certificates of Deposit; nonnegotiable, nontransferable time deposits with minimum deposits of $500 and terms from 30 days to 10 years at fixed rates; 18-month to 10-year variable rate fixed term certificates; Individual Retirement Accounts (IRAs); Qualified Retirement Plans; transaction accounts such as regular checking; MMDAs with and without limited check access.

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

       For further information concerning the Bank's savings deposits, reference is made to Note _ of the Notes to the Consolidated Financial Statements.

       Borrowings. Savings deposits and access to a line of credit from the discount window of the Federal Reserve Bank of San Francisco are available to the Bank. If additional borrowings are needed, the Bank may do repurchase agreements, term fed funds, or additional public funds deposits. The Bank has no borrowings against any kind of credit as of March 31, 1997. Horizon Bank has had no borrowings for the last five fiscal years.

Competition
-----------

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

Personnel
---------

      At March 31, 1997, Horizon Bank employed 112 full-time and 18 part-time employees. Horizon Bank employees are not represented by any collective bargaining agreement. Management of Horizon Bank considers its relations with its employees to be good.

                        REGULATION AND SUPERVISION

The Bank
--------

      General. As a state-chartered, federally insured bank, Horizon Bank is subject to extensive federal and state regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. Horizon Bank is regularly examined by the FDIC and the Washington Department of Financial Institutions, Division of Banks, and files periodic reports concerning the Bank's activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents. The law and regulations of the State of Washington pertaining to banks and other corporations apply to the Bank. Among other things, those laws and regulations govern the Bank's investments and borrowings, loans, payment of interest and dividends, and establishment and relocation of branch offices.

      Deposit Insurance. Deposit accounts at the Bank are insured up to applicable limits by the FDIC under the BIF. As an insurer, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises and regulates the operations of state-chartered banks that are not members of the Federal Reserve System. FDIC approval is required prior to any merger or consolidation involving state, nonmember banks, or the establishment or relocation of an office facility thereof. FDIC supervision and regulation is intended primarily for the protection of depositors and the FDIC insurance funds.

      Pursuant to provisions in the Federal Deposit Insurance Act ("FDI Act"), all BIF-insured banks must pay semiannual insurance assessments. The Bank's assessments for the year ended March 31, 1997, equalled $14,297.

      As a result of the BIF having reached its designated reserve ratio, effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the BIF. Under the new assessment schedule, rates were reduced to arrange of 0 to 27 basis points, with approximately 92% of BIF members paying the statutory minimum annual assessment rate of $2,000. As a well capitalized bank, the Bank qualified for the minimum statutory assessment during fiscal 1997.

      On September 30, 1996, the Deposit Insurance Fund Act was enacted to assist depository institutions insured by the Savings Association Insurance Fund ("SAIF") in meeting its designated reserve ratio. Pursuant to the Act, the FDIC imposed an assessment on FDIC-insured financial institutions beginning January 1, 1997, for the purpose of paying interest on the obligations issued by the Financing Corporation in the 1980's to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment at a rate of approximately 0.013% until the earlier of December 31, 1999, or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

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

      Capital Requirements. Pursuant to FDIC regulations, a bank's qualifying total capital base consists of two types of capital elements: "Core capital" (Tier 1) and "supplementary capital" (Tier 2). To qualify as an element of Tier 1 or Tier 2 capital, a capital instrument should not contain or be subject to any conditions, covenants, terms restrictions, or provisions that are inconsistent with safe and sound banking practices. The Bank must maintain a ratio of Tier 1 capital to total assets of not less than 4 percent, as discussed below. At March 31, 1997, Horizon Bank had a ratio of Tier 1 capital to total assets of 15.20%.

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

      Minimum Leverage Capital Requirement. Under the FDIC's capital regulations the most highly-rated institutions are required to meet a "Tier 1" leverage capital ratio of at least three percent of total assets. Tier 1 (or "core capital") consists of common equity stock minus all intangible assets other than limited amounts of purchased mortgage servicing rights. All other banks must have a Tier 1 leverage ratio of at least 100 to 200 basis points above the three percent minimum. The FDIC's capital regulations also establish a minimum leverage ratio of not less than four percent for banks that are not highly rated or are anticipating or experiencing significant growth. Based on the definitions contained in the FDIC's capital regulations, as of March 31, 1997, Horizon had Tier 1 capital of 15.20%.

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

      Risk Based Capital. The FDIC has adopted a "Statement of Policy on Risk-Based Capital" to supplement its existing capital regulations. The Federal Reserve and the Office of the Comptroller of the Currency also have adopted substantially similar risk-based capital rules. The Statement of Policy consists of: a definition of capital for risk-based capital purposes, a system for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories, and a schedule specifying a phase-in period for achieving a minimum supervisory ratio of capital-to-risk-weighted assets. According to the Statement of Policy, a bank's risk-based capital is calculated by dividing its qualifying total capital base by its risk-weighted assets. A bank's qualifying total capital base consists of "core capital" (or "Tier 1" capital) and "supplemental capital" (or "Tier 2" capital). The Statement of Policy specifies the components of each category. On March 31, 1997, Horizon Bank's risk-based capital ratio was 30.43 percent.

      Federal Reserve System. The Federal Reserve Board requires (under "Regulation D") that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must establish reserves equal to 0% of the first $4.4 million of net transaction accounts, 3% of the next $44.9 million, and 10% plus $1.56 million of the remainder. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of March 31, 1997, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded the Bank's reserve requirements.

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

The Corporation
---------------

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

                                          Amount         Percent
                                          ------         -------
                                          (Dollars in Thousands)

Tier 1 Capital                            $78,384         15.60%
Minimum Tier 1 (leverage) requirement      20,086          4.00
                                          -------         -----
Excess                                     58,298         11.60%
                                          =======         =====

Risk-based capital                        $80,951         30.43%
Minimum risk-based capital requirement     21,279          8.00
                                          -------         -----
Excess                                    $59,672         22.43%
                                          =======         =====

                                         TAXATION

Federal Taxation
----------------

       General. The Corporation and the Bank report their consolidated income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation. Reference is made to Note 10 of the Notes to the Consolidated Financial Statements contained in the Proxy Statement for additional information concerning the income taxes payable by the Bank.

       Tax Bad Debt Reserves. For taxable years beginning prior to January 1, 1996, savings institutions such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8 percent of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Bank's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the Bank's actual loss experience over a period of several years. Each year the Bank selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

       Recently enacted legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As result, savings associations will no longer be able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations will be required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At March 31, 1997, the Bank's post-1987 reserves totalled approximately $5,782,000. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Bank anticipates that it will meet the residential loan requirement for the taxable year ending March 31, 1998.

       Under prior law, if the Bank failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Bank would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. At March 31, 1997, the Bank's total bad debt reserve for tax purposes was approximately $13,650,000. Among other things, the qualifying thrift definitional tests required the Bank to hold at least 60 percent of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Bank in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

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

       Audits. The Bank has not been audited by the IRS during the past five years.

Washington Taxation
-------------------

       The Bank is subject to a business and occupation tax which is imposed under Washington law at the rate of 1.60% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties is not subject to such tax. The Bank's business and occupation tax returns were audited in November 1995.

Item 2.  Properties
-------------------

       The following table sets forth the location of the Bank's offices, as well as certain information relating to these offices.

                                           Net  Book
                               Year       Value as of     Square    Leased/
                              Opened     March 31, 1997    Feet      Owned
                              ------     --------------    ----     ------

Bellingham Main Office. . .    1971       $1,062,558      19,179     Owned
 1500 Cornwall Avenue
 Bellingham, WA 98225

Bellingham/Meridian . . . .    1987          782,808       4,650     Owned
 4110 Meridian
 Bellingham, WA 98226

Ferndale Office . . . . . .    1976          391,349       3,692     Owned
 Third and Main
 Ferndale, WA 98248

Lynden Office . . . . . . .    1981          457,796       3,702     Owned
 Third and Grover
 Lynden, WA 98264

Blaine Office . . . . . . .    1976          587,631       3,610     Owned
 Fourth & "H" Streets
 Blaine, WA 98230

Mount Vernon Office . . . .    1976          240,040       3,275     Owned
 1503 Riverside Dr.
 Mount Vernon, WA 98273

Anacortes Office. . . . . .    1987          893,906       3,650     Owned
 1218 Commercial Avenue
 Anacortes, WA 98221

Snohomish Office. . . . . .    1987          193,768       1,388     Owned
 620 2nd Street
 Snohomish, WA 98290

Everett Office. . . . . . .    1991           49,390       1,972     Leased
 909 S.E. Everett Mall Way
 #E-500
 Everett, WA 98208

                            (table continued on following page)

                                           Net  Book
                               Year       Value as of     Square    Leased/
                              Opened     March 31, 1997    Feet      Owned
                              ------     --------------    ----     ------

Burlington Office . . . . .    1994        1,283,591       3,980     Owned
 1020 S. Burlington Blvd
 Burlington, WA  98232

Edmonds Office. . . . . . .    1994         $ 74,150       1,597     Leased
 315 Fifth Avenue South
 Suite A&B
 Edmonds, WA  98020

Mill Creek Office . . . . .    1995          113,696       1,945     Leased
 13416 Bothell Everett Hwy. . . . .
 Suite 201
 Mill Creek, WA 98012

       At March 31, 1997, the aggregate book value of the Corporation's premises and equipment was $6,130,683.


Item 3.  Legal Proceedings
--------------------------

       The Bank is not engaged in any legal proceedings of a material nature at the present time. From time to time it is a party to legal proceedings wherein it enforces its security interest in loans made by it.

Item 4.    Submission of Matters to a Vote of Security-Holders
--------------------------------------------------------------

       Not applicable.

                                          PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters
----------------------------------------------------------

       The Corporation's common stock is traded on the Nasdaq Stock Market under the symbol "HRZB." The common stock began trading on the Nasdaq Stock Market at the time of the Bank's conversion to stock form in August 1986.

       The following table presents the high and low closing bid prices from the Nasdaq Stock Market, and cash dividends per share paid, for the last two fiscal years. These prices represent quotations by dealers and do not necessarily represent actual transactions, and do not include retail markups, markdowns or commissions. The Corporation has approximately 5,000 beneficial stockholders at March 31, 1997.

1997 Fiscal Year

        Quarter             HIGH             LOW        DIVIDENDS PER SHARE
        -------             ----             ---        -------------------
          4th              $16.75           $13.25              $.10
          3rd               14.00            12.25               .45
          2nd               14.00            12.50               .10
          1st               13.25            11.75               .10

1996 Fiscal Year

        Quarter             HIGH             LOW        DIVIDENDS PER SHARE
        -------             ----             ---        -------------------
          4th              $14.00           $11.75              $.08
          3rd               13.75            12.25               .08
          2nd               13.25            11.50               .08
          1st               12.00            11.25               .08


Item 6.  Selected Financial Data
--------------------------------

       The information contained in "Item 1 - Business - Selected Financial Data" in this Form 10-K is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------

       The information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Proxy Statement.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

       The financial statements contained in the Proxy Statement which are listed under Item 14 herein, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure
---------------------------------------------------------

       Not applicable.

                                         PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

       The information contained under the section captioned "Proposal I -- Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Registrant's Proxy Statement.

       The executive officers of the Corporation and the Bank are as follows:

Name                           Age           Position
-----                          ---           --------

George W. Gust                 67            Chairman of the Board of the
                                             Corporation and the Bank

V. Lawrence Evans              50            Chief Executive Officer
                                             and President of the
                                             Corporation and the Bank

Richard P. Jacobson            34            Vice President and Secretary of
                                             the Corporation and the Bank

Judy E. Boxx                   55            Vice President of the Bank

Jeffrey H. Jansen              39            Vice President of the Bank

Karen A. LePage                56            Vice President of the Corporation
                                             and the Bank

                     (table continued on following page)

Name                           Age           Position
-----                          ---           --------

Karla C. Lewis                 50            Vice President of the Bank

Merwyn G. Murk                 58            Vice President of the Bank

Donald A. Wolf                 48            Vice President of the Bank

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

       KARLA C. LEWIS joined Horizon Bank in 1973. From 1983 to December 1994, she was the Manager of the Loan Servicing Department. She was appointed Vice President in June 1987 and is currently the Bank's Chief Lending Officer.

       MERWYN G. MURK joined the Bank in 1969 and has been manager of the Savings Department since 1972. He was appointed Vice President in October 1977.

       DONALD A. WOLF joined Horizon Bank in 1973. He has been the Bank's Operations manager since October 1984. Mr. Wolf was appointed Vice President in June 1987.

Item 11.  Executive Compensation
--------------------------------

      Information regarding management compensation and transactions with management and others is incorporated by reference to the section captioned "Proposal I - Election of Directors" in the Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management
----------------------------------------------------------------

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information contained under the sections captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement is incorporated herein by reference.

                                          PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K
-----------------------------------------------------------------

(a) (1) Financial Statements
        --------------------

        Independent Auditor's Report*

        Consolidated Statement of Financial
         Position, March 31, 1997 and 1996*

        Consolidated Statement of Income for the years ended
         March 31, 1997, 1996 and 1995*

        Consolidated Statement of Stockholders' Equity for the years ended March 31, 1997, 1996 and 1995*

        Consolidated Statement of Cash Flows for the years ended March 31, 1997, 1996 and 1995*

        Notes to Consolidated Financial Statements*
        __________________
        * Contained in the Corporation's Annual Meeting Proxy Statement filed with the Securities and Exchange Commission on June 20, 1997 and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or contained in the Consolidated Financial Statements or related Notes contained in the Annual Meeting Proxy Statement.


    (2) All required financial statement schedules are included in the Notes to Consolidated Financial Statements.

(b) The Corporation did not file any Current Reports on Form 8-K during the quarter ended March 31, 1997.

(c) Exhibits
    --------
        (3.1)        Articles of Incorporation of Horizon Financial, Corp.
                     (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 13,
                     1995)
        (3.2) Bylaws of Horizon Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
        (10.1) Amended and Restated Employment Agreement with V. Lawrence Evans (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
        (10.2) Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
        (10.3) 1986 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
        (10.4)       1995 Stock Option Plan (incorporated by reference to
                     Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
        (21)         Subsidiaries of the Registrant
        (23)         Consent of Auditors
        (27)         Financial Data Schedule

                                        SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              HORIZON FINANCIAL CORP.

 Date:  June 27, 1997                         By:  /s/ George W. Gust
                                                   --------------------------
                                                   George W. Gust, Chairman of
                                                   the Board
                                                   (Duly  Authorized
                                                   Representative)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ V. Lawrence Evans                    By:  /s/ Fred R. Miller
     --------------------------                    -----------------------
     V. Lawrence Evans                             Fred R. Miller
     Director                                      Director
     Principal Financial
     Officer, Chief Executive
     Officer and President

     Date:  June 27, 1997                          Date:  June 27, 1997

By:  /s/Karen A. LePage                       By:  /s/ L. M. Strengholt
     --------------------------                    -----------------------
     Karen A. LePage                               L. M. Strengholt
     Principal Accounting                          Director
     Officer

     Date:  June 27, 1997                          Date:  June 27, 1997

By:  /s/ Robert C. Diehl                      By:  /s/ Frank G. Uhrig
     --------------------------                    -----------------------
     Robert C. Diehl                               Frank G. Uhrig
     Director                                      Director

     Date:  June 27, 1997                          Date:  June 27, 1997

By:  /s/ George W. Gust                       By:  /s/ Maurice D. Fox
     --------------------------                    -----------------------
     George W. Gust                                Maurice D. Fox
     Director and Chairman of                      Director
       the Board

     Date:  June 27, 1997                          Date:  June 27, 1997

By:  /s/ Richard D. Haggen
     --------------------------
     Richard D. Haggen
     Director

     Date:  June 27, 1997

                                        Exhibit 21

                              Subsidiaries of the Registrant





Parent
------

Horizon Financial Corp.


                                                             Jurisdiction
                                        Percentage           or State of
Subsidiaries (a)                       of Ownership          Incorporation
----------------                       ------------          -------------

Horizon Bank, a savings bank               100%                Washington

Westward Financial
  Services, Inc. (b)                       100%                Washington


----------
(a) The operation of the Corporation's wholly owned subsidiaries are included in the Corporation's Consolidated Financial Statements contained in the Annual Meeting Proxy Statement filed with the SEC on June 20, 1997 and incorporated herein by reference.

(b)    Wholly-owned subsidiary of Horizon Bank, a savings bank.

                                        Exhibit 23

                                    Consent of Auditors

                            CONSENT OF INDEPENDENT ACCOUNTANTS


       We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-99780) of Horizon Financial Corp. of our report dated April 22, 1997 appearing in the Annual Meeting Proxy Statement of Horizon Financial Corp., dated June 20, 1997, which is incorporated by reference in Horizon Financial Corp.'s Annual Report on Form 10-K for the year ended March 31, 1997.



/s/MOSS ADAMS LLP
MOSS ADAMS LLP

Bellingham, Washington
June 25, 1997

                                        Exhibit 27

                                  Financial Data Schedule

PAGE