Form 10-Q
period 1997-06-30
HORIZON FINANCIAL CORP
filed 1997-08-14
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                                (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
      Exchange Act of 1934

               For the quarterly period ended June 30, 1997

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


                            YES   X   NO

As of August 5, 1997, 7,416,797 common shares, $1.00 par value, were outstanding.

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

SIGNATURES

                         HORIZON FINANCIAL CORP.
              Consolidated Statements of Financial Condition


                                                  June. 30,      March 31,
                                                     1997          1997
                                                 (unaudited)
ASSETS:

         Cash and Due from Banks               $  4,687,840   $  4,416,862
         Interest-Bearing Deposits                9,400,079     10,398,316
         Investment Securities - Available
           for Sale                              25,201,728     26,238,895
         Investment Securities-Held to Maturity 8,386,204 8,381,775 Mortgage-Backed Securities - Available
           for Sale                              35,545,341     35,229,087
         Mortgage-Backed Securities - Held to
           Maturity                              18,964,665     19,690,598
         Loans Receivable                       404,934,675    399,078,123
         Accrued Interest and Dividends
           Receivable                             3,427,351      3,545,380
         Income Tax Receivable                          -0-        297,192
         Property and Equipment, Net              6,080,189      6,130,683
         Other Assets                             2,033,313      1,934,428
           Total Assets                        $518,661,385   $515,341,339

LIABILITIES:

         Deposits                              $428,470,621   $424,811,286
         Accounts Payable and Other
           Liabilities                            5,395,836      8,935,825
         Advances by Borrowers for Taxes
           and Insurance                            454,427        898,950
         Deferred Compensation                    1,286,250      1,290,000
         Net Deferred Income Tax Liabilities      1,419,299        896,264
         Federal income Tax Payable                 724,067            -0-
           Total Liabilities                    437,750,500    436,832,325

STOCKHOLDERS' EQUITY:

    Serial Preferred Stock, $1.00 Par Value,
          10,000,000 Shares Authorized;
          None Issued or Outstanding
    Common Stock, $1.00 Par Value,
      30,000,000 Shares Authorized;
      7,665,887 and 6,650,340 Issued
      and Outstanding                             7,665,887      6,650,340
    Paid-in Capital                              53,227,995     40,063,678
    Retained Earnings                            21,725,496     34,518,794
    Net Unrealized Gain/(Loss) on Investments
      Available for Sale                          1,640,138        624,833
    Debt Related to ESOP                           (450,000)      (450,000)
    Treasury Stock-249,090 and 216,600 Held      (2,898,631)    (2,898,631)
 Total Stockholders' Equity                      80,910,885     78,509,014

       Total Liabilities and Stockholders'
             Equity                            $518,661,385   $515,341,339


                    (See Notes to Financial Statements)

                          HORIZON FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      3 Months Ended
                                                          June 30
                                                    1997          1996

INTEREST INCOME:
         Interest on Loans                       $8,412,847    $ 8,328,247
         Interest and Dividends on Investment
           and Mortgage-Backed Securities         1,529,766      1,181,292
              Total Interest Income               9,942,613      9,509,539

INTEREST EXPENSE:
         Interest on Deposits                     5,387,132      5,125,258
           Net Interest Income                    4,555,481      4,384,281

         Provision for Loan Losses                   30,000         60,000
              Net Interest Income After
                Provision for Loan Losses         4,525,481      4,324,281

NON-INTEREST INCOME:
         Service Fees                               293,313        260,978
         Net Gain(Loss) on Sale of Investments
           and Trading Securities                   (61,325)           -0-
         Other                                       50,014         49,452
              Total Non-Interest Income             282,002        310,430

NON-INTEREST EXPENSE:
         Compensation and Employee Benefits         995,028        964,052
         Building Occupancy                         290,534        274,940
         FDIC Insurance                              13,436            500
         Data Processing                            105,493         99,547
         Advertising                                 78,110        111,783
         Other Expenses                             312,575        339,524
              Total Non-Interest Expense          1,795,176      1,790,346

    Income Before Provision for
       Income Taxes                               3,012,307      2,844,365
         Provision for Income Taxes               1,021,259        962,206
         Net Income                               1,991,048      1,882,159

         Earnings Per Share                            $.27           $.25*


         * Restated for 15% stock dividend declared April 22, 1997.



                    (See Notes to Financial Statements)


                                      HORIZON FINANCIAL CORP.
                     Consolidated Statements of Changes in Stockholder's Equity
                               3 Months Ended June 30, 1997 and 1996
                                            (unaudited)





                                                                         Net Unrealized
                             Common Stock      Additional                Gains(Losses)   Debt
                        Number                 Paid-In      Retained         on          Related   Treasury
                        of Shares  at Par      Capital      Earnings     Securities      to ESOP   Stock           Total

Balance at 3/31/96      6,579,954  $6,579,954  $39,415,875  $31,548,712  $1,602,673            -0-             -0- $79,147,214

Cash div on common stk
at $.10 per share                                              (659,527)                                              (659,527)

Stock opts exercised        9,312       9,312       62,846                                                              72,158

DRIP                        5,620       5,620       65,326                                                              70,946

Net change in unrealized
gain/loss - AFS                                                             (51,666)                                   (51,666)

ESOP loan                                                                                (500,000)                    (500,000)

Net income                                                    1,882,159                                              1,882,159

Balance at 6/30/96      6,594,886   6,594,886  $39,544,047  $32,771,344  $1,551,007     $(500,000)     $       -0- $79,961,284

Balance at 3/31/97      6,650,340   6,650,340   40,063,678   34,518,794     624,833      (450,000)    ($2,898,631)  78,509,014

Cash div on common
stock at $.10 per sh.                                          (741,712)                                              (741,712)

Stock opts. exercised      11,484      11,484       86,317                                                              97,801

DRIP                        6,111       6,111       42,252                                                              48,363

Net change in unrealized
gain/loss - AFS                                                           1,015,305                                  1,015,305

15% stock dividend        997,952     997,952   13,035,748  (14,033,700)                                                    -0-

Cash paid for
fractional shares                                                (8,934)                                                (8,934)

Net income                                                    1,991,048                                              1,991,048

Balance at 6/30/97      7,665,887   7,665,887  $53,227,995  $21,725,496  $1,640,138     $(450,000)    $(2,898,631) $80,910,885





                                (See Notes to Financial Statements)

                       HORIZON FINANCIAL CORP.

                 CONSOLIDATED STATEMENT OF CASH FLOWS



                                                           3 Months Ended
                                                               June 30,

                                                         1997           1996

Cash Flows from Operating Activities:
         Net Income                               $ 1,991,048    $ 1,882,159
         Adjustments to Reconcile Net Income
           to Net Cash Provided by Operating
           Activities:
             Depreciation                             111,600        111,718
             Amortization and Deferrals, Net          (39,582)        71,569
             Provision for Loan Losses                 30,000         60,000
           Changes in Assets and Liabilities:
            Interest & Dividends Receivable           118,029         92,354
             Interest Payable                         (45,926)          (498)
            Federal Income Taxes Payable              724,067        962,206
             Other Assets                             (98,885)       (29,018)
             Other Liabilities                     (3,942,336)      (713,622)
            Income Tax Receivable                     297,192             -0-

           Net Cash Flows from Operating Activities  (854,793)     2,436,868

Cash Flows From Investing Activities:
    Change in Interest-Bearing Deposits, Net      $   998,237   $    (53,481)
    Purchases of Investment Securities - AFS       (1,246,719)      (609,699)
    Proceeds from Sales and Maturities of
        Investment Securities - AFS                 2,971,648      4,524,293
    Purchases of Investment Securities - HTM               -0-            -0-
    Proceeds from Maturities of Investment
            Securities - HTM                           (4,429)     1,410,106
    Purchases of Mtge Backed Securities - HTM              -0-            -0-
    Purchases of Mtge Backed Securities - AFS              -0-    (1,000,000)
    Proceeds from Mat of Mtge Backed Sec - HTM        725,933        890,010
    Proceeds from Mat of Mtge Backed Sec - AFS        534,325         21,224
    Proceeds from Sale of Loans                     9,304,402             -0-
    Principal Payments on Loans                    18,081,333     18,002,936
    Originations and Purchases of Loans           (33,232,705)   (29,364,267)
    Purchases of Bank Premises and
             Equipment                                (61,106)       (78,740)

               Net Cash Flows From Investing
                 Activities                       $(1,929,081)   $(6,257,618)




                  (See Notes to Financial Statements)

                       HORIZON FINANCIAL CORP.

                 CONSOLIDATED STATEMENT OF CASH FLOWS






                                                           3 Months Ended
                                                               June 30,

                                                         1997           1996

Cash Flows From Financing Activities:
  Change in Checking and
    Savings Accounts, Net                          (2,154,046)     4,601,950
  Proceeds From Issuance of Time Deposits          44,476,284     33,893,484
  Payments for Maturing Time Deposits             (38,662,903)   (34,999,923)
  Common Stock Issued, Net                            137,229        143,104
  Cash Dividends Paid                                (741,712)      (659,527)
          Net Cash Flows from Financing
                 Activities                         3,054,852      2,979,088


Net Change in Cash and Cash Equivalents               270,978       (841,662)

Cash and Cash Equivalents,
  Beginning of Year                                 4,416,862      4,844,146

Cash and Cash Equivalents,
  End of Year                                      $4,687,840     $4,002,484



SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

Cash Paid During the Period for:

         Interest Expense                         $ 5,433,058    $ 5,125,756

         Income Taxes                             $        -0-   $        -0-

                      HORIZON FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED JUNE 30, 1997
                           (unaudited)


NOTE A - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year. The March 31, 1997, consolidated statement of financial condition presented with the interim financial statements was audited and received an unqualified opinion. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank's annual report for the year ended March 31, 1997.

On October 13, 1995, Horizon Bank, a savings bank, ("Bank") reorganized into the holding company form of ownership ("Reorganization"), resulting in the Registrant becoming the sole stockholder of the Bank. Each outstanding share of common stock of the Bank and options to acquire shares of common stock of the Bank, became outstanding shares of common stock of the Registrant and options to acquire shares of common stock of the Registrant, respectively, as a result of the Reorganization. The consolidated financial statements for the three months ended June 30, 1997, include the accounts of Horizon Financial Corp., the Bank and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation.

Prior to Reorganization, Horizon Financial Corp. had no material assets or liabilities and engaged in no business activity. Subsequent to the acquisition of the bank, Horizon Financial Corp. has engaged in no significant activity other than holding the stock of the Bank.


NOTE B - Net Income Per Share

Earnings per share for the three months ended June 30, 1997 and 1996 are calculated on the basis of 7,407,760 and 7,574,798 weighted average shares outstanding, respectively (restated to reflect a 15% stock dividend declared April 22, 1997).


NOTE C - Reclassification

Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.

                     HORIZON FINANCIAL CORP.

               MANAGEMENT'S DISCUSSION AND ANALYSIS



General

The Corporation was formed under Washington law on May 22, 1995, and became the holding company of the Bank, effective October 13, 1995. As a bank holding company, the Corporation has a number of additional options and operating advantages over the Bank. these include, but are not limited to: expanded business diversification options; flexibility in acquisitions; and the ability to repurchase its own stock without incurring the adverse tax consequences of recapturing portions of the Bank's bad debt reserve.

The Bank was organized in 1922 as a Washington state-chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979, the Bank converted to a Washington state-chartered mutual savings bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). On August 12, 1986, the Bank then converted to a state-chartered stock savings bank. The primary business of the Bank is to acquire funds in the form of savings deposits and to use the funds to make loans secured by residential and commercial properties in the Bank's primary market area. The Bank's operations are conducted through twelve full-service office facilities, located in Whatcom, Skagit and Snohomish counties in northwest Washington.

At its March 26, 1996, meeting, the Board of Directors authorized the repurchase of up to 10% of the Corporation's outstanding common stock over a 24-month period. During the fiscal year ended March 31, 1997, the Corporation repurchased 216,600 shares (249,090 shares on a restated basis) of its common stock. No shares were repurchased during the quarter ended June 30, 1997.

On April 22, 1997, the Corporation declared a 15% stock dividend. The appropriate historical figures presented herein have been restated to reflect this stock dividend.


Financial Condition

Total consolidated assets for the Corporation as of June 30, 1997, were $518,661,385, an increase of .64% from the March 31, 1997, level of $515,341,339. This increase in assets was due primarily to the growth in loans receivable, which increased 1.47% to $404,934,675 at June 30, 1997, from $399,078,123 at March 31, 1997.

Total liabilities increased .21% to $437,750,500 at June 30, 1997, from $436,832,325 at March 31, 1997. The increase in liabilities was due primarily to the growth in savings deposits, which increased .86% to $428,470,621 from $424,811,286.

Total stockholders' equity increased 3.06% to $80,910,885 at June 30, 1997, from $78,509,014 at March 31, 1997.


Liquidity and Capital Resources

The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals and other short-term cash requirements. At June 30, 1997, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $17,635,926.

As of June 30, 1997, the total book value of investments and mortgage-backed securities was $85,612,881 compared to a market value of $88,173,730 , resulting in an unrealized gain of $2,560,849. On March 31, 1997, the book value of investments and mortgage-backed securities was $88,593,639 compared to a market value of $89,321,020, resulting in an unrealized gain of $727,381. The primary reasons for this difference at June 30, 1997, compared to March 31, 1997, was the overall lower level of interest rates which increased the valuation of the Bank's investment portfolio, along with increases in the value of the Bank's common stock holdings.

The Bank's primary sources of funds are cash flow from operations, which consist primarily of mortgage loan repayments; deposit increases; loan sales; and cash received from the maturity or sale of investment securities. These funds are primarily used to originate mortgage loans on real estate.

The Bank's liquidity fluctuates with the supply of funds, and management believes that the current level of liquidity is adequate at this time. If additional liquidity is needed, the Bank's options include, but are not necessarily limited to: (1) selling additional loans in the secondary market;
(2) reverse repurchase agreements; (3) accepting additional jumbo and/or public funds deposits; or (4) accessing the discount window of the Federal Reserve Bank of San Francisco. The Bank had no borrowings against any kind of credit as of June 30, 1997.

Stockholders' equity to total assets was 15.60% as of June 30, 1997, well in excess of the 5.0% minimum required by the FDIC in order to be considered well capitalized.

                Comparative Results of Operations
                    For the Three Months Ended
                      June 30, 1997 and 1996



Net Interest Income

Net interest income for the three months ended June 30, 1997, increased 3.90% to $4,555,481 from $4,384,281 in the same time period of the previous year. While interest on loans for the quarter ended June 30, 1997, increased only 1.02% to $8,412,847 from $8,328,247, interest and dividends on investments and mortgage-backed securities increased 29.50% to $1,529,766 from $1,181,292 for the comparable quarter a year ago. This is primarily due to the fact that the Bank securitized approximately $25,000,000 in mortgages near the end of fiscal 1997, which shifted these interest-earning assets from loans receivable into mortgage-backed securities.

Total interest income increased 4.55% to $9,942,613 from $9,509,539. This increase is primarily attributable to an overall increase in interest-earning assets over the prior period. Total interest paid on deposits increased 5.11% to $5,387,132 from $5,125,258.

The weighted average yield on all earning assets for the quarter ended
June 30, 1997, decreased 5 basis points, or .05% to 8.02% from 8.07% for the quarter ended June 30, 1996. The weighted average yield on loans decreased 6 basis points to 8.36% from 8.42%, and the weighted average yield on investments increased 27 basis points to 6.55% from 6.28%. This increase in the weighted average yield on investments can be attributed in large part to the securitization of mortgages discussed above, which shifted long-term mortgages from loans receivable to investment securities on the Bank's balance sheet.

The Bank's cost of funds for the quarter ended June 30, 1997, decreased 2 basis points to 5.09% from 5.11% for the quarter ended June 30, 1996. As a result, the Bank's interest rate spread decreased 3 basis points to 2.93% from 2.96% from the comparable quarter one year ago.

Net interest income for the three months ended June 30, 1997, after provision for loan losses, increased 4.65% to $4,525,481 from $4,324,281. Provision for loan losses decreased to $30,000 from $60,000 for the same period one year ago. At June 30, 1997, the Bank had no loans listed as over 90 days delinquent.


Non Interest Income

Non interest income for the three months ended June 30, 1997, decreased 9.16% to $282,002 from $310,430 for the same time period a year ago. Service fee income increased 12.39% to $293,313 from $260,978. This increase is due in large part to the receipt of a commercial loan assumption fee of approximately $20,000 during the quarter, along with increased service fee income on loans that have been sold or securitized in the secondary market. The net gain/loss on the sale of investment securities showed a loss of $61,325 during the quarter, compared to no activity in the comparable period one year ago. This loss was due primarily to the sale of mortgages during the period.


Non Interest Expense

Non interest expenses for the three months ended June 30, 1997, increased
 .27% to $1,795,176 from $1,790,346. Compensation and employee benefits increased 3.21% to $995,028 from $964,052. Building occupancy increased 5.67% to $290,534 from $274,940. The Bank's FDIC insurance expense for the quarter ended June 30, 1997, was $13,436, compared to the statutory minimum of $500 paid in the period one year ago. Data processing increased 5.67% to $105,493 for the quarter ended June 30, 1997, from $99,547, due primarily to the overall growth of the Bank. Advertising expenses decreased 30.12% to $78,110 for the quarter from $111,783. Other non interest expenses decreased 7.94% to $312,575 from $339,524.

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



                             Dated:          August 13, 1997