Form 10-Q
period 1997-09-30
HORIZON FINANCIAL CORP
filed 1997-11-13
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                                (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
      Exchange Act of 1934

               For the quarterly period ended September 30, 1997

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


                            YES   X   NO

As of November 5, 1997, 7,439,699 common shares, $1.00 par value, were outstanding.

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

SIGNATURES

                         HORIZON FINANCIAL CORP.
              Consolidated Statements of Financial Condition


                                                  Sept. 30,      March 31,
                                                     1997          1997
                                                 (unaudited)
ASSETS:

         Cash and Due from Banks               $  5,373,293   $  4,416,862
         Interest-Bearing Deposits               13,144,043     10,398,316
         Investment Securities - Available
           for Sale                              38,737,666     26,238,895
         Investment Securities-Held to Maturity 6,492,088 8,381,775 Mortgage-Backed Securities - Available
           for Sale                              21,502,932     35,229,087
         Mortgage-Backed Securities - Held to
           Maturity                              17,727,346     19,690,598
         Loans Receivable                       416,177,549    399,078,123
         Accrued Interest and Dividends
           Receivable                             3,779,824      3,545,380
         Income Tax Receivable                          -0-        297,192
         Property and Equipment, Net              6,060,564      6,130,683
         Other Assets                             2,032,663      1,934,428
           Total Assets                        $531,027,968   $515,341,339

LIABILITIES:

         Deposits                              $437,965,580   $424,811,286
         Accounts Payable and Other
           Liabilities                            5,581,921      8,935,825
         Advances by Borrowers for Taxes
           and Insurance                            865,020        898,950
         Deferred Compensation                    1,282,500      1,290,000
         Net Deferred Income Tax Liabilities      1,789,681        896,264
         Federal income Tax Payable                 499,332            -0-
           Total Liabilities                    447,984,034    436,832,325

STOCKHOLDERS' EQUITY:

    Serial Preferred Stock, $1.00 Par Value,
          10,000,000 Shares Authorized;
          None Issued or Outstanding
    Common Stock, $1.00 Par Value,
      30,000,000 Shares Authorized;
      7,682,791 and 6,650,340 Issued
      and Outstanding                             7,682,791      6,650,340
    Paid-in Capital                              53,394,799     40,063,678
    Retained Earnings                            22,955,860     34,518,794
    Net Unrealized Gain/(Loss) on Investments
      Available for Sale                          2,359,115        624,833
    Debt Related to ESOP                           (450,000)      (450,000)
    Treasury Stock-249,090 and 216,600 Held      (2,898,631)    (2,898,631)
 Total Stockholders' Equity                      83,043,934     78,509,014

       Total Liabilities and Stockholders'
             Equity                            $531,027,968   $515,341,339


                    (See Notes to Financial Statements)

                          HORIZON FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      3 Months Ended
                                                          Sept. 30
                                                    1997          1996

INTEREST INCOME:
         Interest on Loans                     $  8,547,080   $  8,409,434
         Interest and Dividends on Investment
           and Mortgage-Backed Securities         1,548,108      1,187,238
              Total Interest Income              10,095,188      9,596,672

INTEREST EXPENSE:
         Interest on Deposits                     5,598,327      5,193,467
           Net Interest Income                    4,496,861      4,403,205

         Provision for Loan Losses                  150,000         50,000
              Net Interest Income After
                Provision for Loan Losses         4,346,861      4,353,205

NON-INTEREST INCOME:
         Service Fees                               281,726        231,379
         Net Gain(Loss) on Sale of Investments
           and Trading Securities                   366,486        301,619
         Other                                       73,599         66,040
              Total Non-Interest Income             721,811        599,038

NON-INTEREST EXPENSE:
         Compensation and Employee Benefits       1,018,457      1,282,849
         Building Occupancy                         270,016        283,703
         FDIC Insurance                              13,482            500
         Data Processing                            112,327        100,499
         Advertising                                129,809         68,054
         Other Expenses                             428,673        416,661
              Total Non-Interest Expense          1,972,764      2,152,266

    Income Before Provision for
       Income Taxes                               3,095,908      2,799,977
         Provision for Income Taxes               1,047,837        947,978
         Net Income                               2,048,071      1,851,999

         Earnings Per Share                            $.28           $.25*


         * Restated for 15% stock dividend declared April 22, 1997.



                    (See Notes to Financial Statements)

                          HORIZON FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      6 Months Ended
                                                          Sept. 30
                                                    1997          1996

INTEREST INCOME:
         Interest on Loans                     $ 16,959,927   $ 16,737,681
         Interest and Dividends on Investment
           and Mortgage-Backed Securities         3,077,874      2,368,530
              Total Interest Income              20,037,801     19,106,211

INTEREST EXPENSE:
         Interest on Deposits                    10,985,459     10,318,725
           Net Interest Income                    9,052,342      8,787,486

         Provision for Loan Losses                  180,000        110,000
              Net Interest Income After
                Provision for Loan Losses         8,872,342      8,677,486

NON-INTEREST INCOME:
         Service Fees                               575,039        492,357
         Net Gain(Loss) on Sale of Investments
           and Trading Securities                   305,161        301,619
         Other                                      123,613        115,492
              Total Non-Interest Income           1,003,813        909,468

NON-INTEREST EXPENSE:
         Compensation and Employee Benefits       2,013,485      2,246,901
         Building Occupancy                         560,550        558,643
         FDIC Insurance                              26,918          1,000
         Data Processing                            217,820        200,046
         Advertising                                207,919        179,837
         Other Expenses                             741,248        756,185
              Total Non-Interest Expense          3,767,940      3,942,612

    Income Before Provision for
       Income Taxes                               6,108,215      5,644,342
         Provision for Income Taxes               2,069,096      1,910,184
         Net Income                               4,039,119      3,734,158

         Earnings Per Share                            $.54           $.49*


         * Restated for 15% stock dividend declared April 22, 1997.



                    (See Notes to Financial Statements)


                                      HORIZON FINANCIAL CORP.
                     Consolidated Statements of Changes in Stockholder's Equity
                               6 Months Ended September 30, 1997 and 1996
                                            (unaudited)





                                                                         Net Unrealized
                             Common Stock      Additional                Gains(Losses)   Debt
                        Number                 Paid-In      Retained         on          Related   Treasury
                        of Shares  at Par      Capital      Earnings     Securities      to ESOP   Stock           Total

Balance at 3/31/96      6,579,954  $6,579,954  $39,415,875  $31,548,712  $1,602,673            -0-             -0- $79,147,214

Cash div on common stk
at $.20 per share                                            (1,308,929)                                            (1,308,929)

Stock opts exercised       13,198      13,198       81,108                                                              94,306

DRIP                       10,915      10,915      131,066                                                             141,981

Net change in unrealized
gain/loss - AFS                                                             (94,885)                                   (94,885)

ESOP loan                                                                                (500,000)                    (500,000)

Treasury stock                                                                                         (1,472,394)  (1,472,394)

Net income                                                    3,734,158                                              3,734,158

Balance at 9/30/96      6,604,067   6,604,067  $39,628,049  $33,973,941  $1,507,788     $(500,000)     (1,472,394)  79,741,451

Balance at 3/31/97      6,650,340   6,650,340   40,063,678   34,518,794     624,833      (450,000)    ($2,898,631)  78,509,014

Cash div on common
stock at $.21 per sh.                                        (1,559,419)                                            (1,559,419)

Stock opts. exercised      21,748      21,748      113,607                                                             135,355

DRIP                       12,751      12,751      181,766                                                             194,517

Net change in unrealized
gain/loss - AFS                                                           1,734,282                                  1,734,282

15% stock dividend        997,952     997,952   13,035,748  (14,033,700)                                                    -0-

Cash paid for
fractional shares                                                (8,934)                                                (8,934)

Net income                                                    4,039,119                                              4,039,119

Balance at 9/30/97      7,682,791   7,682,791  $53,394,799  $22,955,860  $2,359,115     $(450,000)    $(2,898,631) $83,043,934





                                (See Notes to Financial Statements)

                       HORIZON FINANCIAL CORP.

                 CONSOLIDATED STATEMENT OF CASH FLOWS



                                                           6 Months Ended
                                                              Sept. 30,

                                                         1997           1996

Cash Flows from Operating Activities:
    Net Income                                 $    4,039,119   $  3,734,158
    Adjustments to Reconcile Net Income
      Provided by Operating Activities
        Depreciation                                  223,269        222,537
        Amortization and Deferrals, Net               (18,435)        90,357
        Provision for Loan Losses                     180,000        110,000
    Changes in Assets and Liabilities:
        Interest & Dividends Receivable              (234,444)       (21,678)
        Interest Payable                              (77,559)        (7,813)
        Federal Income Taxes Payable                  796,524        235,184
        Other Assets                                  (98,235)       (62,035)
        Other Liabilities                          (3,317,775)     1,531,356

    Net Cash Flows from Operating Activities   $    1,492,464   $  5,832,066


Cash Flows From Investing Activities:
    Change in Interest-Bearing Deposits, Net   $   (2,745,727)  $  5,210,189
    Purchases of Investment Securities - AFS      (15,606,797)    (5,848,687)
    Proceeds from Sales and Maturities of
      Investment Securities - AFS                   4,357,379      7,979,283
    Purchases of Investment Securities - HTM               -0-            -0-
    Proceeds from Maturities of Investment
      Securities - HTM                              1,889,687      2,560,789
    Purchases of Mtge Backed Securities - HTM              -0-            -0-
    Purchases of Mtge Backed Securities - AFS      (5,942,010)    (5,020,436)
    Proceeds from Mat of Mtge Backed Sec - HTM      1,963,252      1,616,830
    Proceeds from Mat of Mtge Backed Sec - AFS     21,046,511         74,120
    Proceeds from Sale of Loans                    15,750,743      3,054,288
    Principal Payments on Loans                    35,704,479     34,070,745
    Originations and Purchases of Loans           (68,716,213)   (56,626,746)
    Purchases of Bank Premises and
      Equipment                                      (153,150)      (159,763)

    Net Cash Flows From Investing Activities:  $  (12,451,846)  $(13,089,388)




                  (See Notes to Financial Statements)

                       HORIZON FINANCIAL CORP.

                 CONSOLIDATED STATEMENT OF CASH FLOWS






                                                           6 Months Ended
                                                              Sept. 30,

                                                         1997           1996

Cash Flows From Financing Activities:
  Change in Checking and
    Savings Accounts, Net                              51,482      7,691,120
  Proceeds From Issuance of Time Deposits          90,881,857     67,173,688
  Payments for Maturing Time Deposits             (77,779,045)   (65,796,234)
  Common Stock Issued, Net                            329,872        236,287
  Cash Dividends Paid                              (1,568,353)    (1,308,929)
  Treasury Stock Purchased                                 -0-    (1,472,394)
          Net Cash Flows from Financing
                 Activities                        11,915,813      6,523,538


Net Change in Cash and Cash Equivalents               956,431        733,784

Cash and Cash Equivalents,
  Beginning of Year                                 4,416,862      4,844,146

Cash and Cash Equivalents,
  End of Year                                      $5,373,293     $4,110,362



SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

Cash Paid During the Period for:

         Interest Expense                         $11,063,018    $10,326,538

         Income Taxes                             $ 1,280,000    $ 1,675,000

                      HORIZON FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1997
                           (unaudited)


NOTE A - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year. The March 31, 1997, consolidated statement of financial condition presented with the interim financial statements was audited and received an unqualified opinion. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank's annual report for the year ended March 31, 1997.

On October 13, 1995, Horizon Bank, a savings bank, ("Bank") reorganized into the holding company form of ownership ("Reorganization"), resulting in the Registrant becoming the sole stockholder of the Bank. Each outstanding share of common stock of the Bank and options to acquire shares of common stock of the Bank, became outstanding shares of common stock of the Registrant and options to acquire shares of common stock of the Registrant, respectively, as a result of the Reorganization. The consolidated financial statements for the three months and six months ended September 30, 1997, include the accounts of Horizon Financial Corp., the Bank and other sub-sidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation.

Prior to Reorganization, Horizon Financial Corp. had no material assets or liabilities and engaged in no business activity. Subsequent to the acquisition of the bank, Horizon Financial Corp. has engaged in no significant activity other than holding the stock of the Bank.


NOTE B - Net Income Per Share

Earnings per share for the three months ended September 30, 1997 and 1996 are calculated on the basis of 7,424,120 and 7,541,620 weighted average shares outstanding, respectively (restated to reflect a 15% stock dividend declared April 22, 1997).


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

At its March 26, 1996, meeting, the Board of Directors authorized the repurchase of up to 10% of the Corporation's outstanding common stock over a 24-month period. During the fiscal year ended March 31, 1997, the Corporation repurchased 216,600 shares (249,090 shares on a restated basis) of its common stock. No shares were repurchased during the six months ended September 30, 1997.

On April 22, 1997, the Corporation declared a 15% stock dividend. The appropriate historical figures presented herein have been restated to reflect this stock dividend.


Financial Condition

Total consolidated assets for the Corporation as of September 30, 1997, were $531,027,968, an increase of 3.04% from the March 31, 1997, level of $515,341,339. This increase in assets was due primarily to the growth in loans receivable, which increased 4.28% to $416,177,549 at September 30, 1997, from $399,078,123 at March 31, 1997.

Total liabilities increased 2.55% to $447,984,034 at September 30, 1997, from $436,832,325 at March 31, 1997. The increase in liabilities was due primarily to the growth in savings deposits, which increased 3.10% to $437,965,580 from $424,811,286.

Total stockholders' equity increased 5.78% to $83,043,934 at September 30, 1997, from $78,509,014 at March 31, 1997.

Liquidity and Capital Resources

The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals and other short-term cash requirements. At September 30, 1997, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $21,221,698.

As of September 30, 1997, the total book value of investments and mortgage-backed securities was $80,885,616 compared to a market value of $84,720,024, resulting in an unrealized gain of $3,834,408. On March 31, 1997, the book value of investments and mortgage-backed securities was $88,593,639 compared to a market value of $89,321,020, resulting in an unrealized gain of $727,381. The primary reasons for this difference at September 30, 1997, compared to March 31, 1997, was the overall lower level of interest rates which increased the valuation of the Bank's investment portfolio, along with increases in the value of the Bank's common stock holdings.

The Bank's primary sources of funds are cash flow from operations, which consist primarily of mortgage loan repayments; deposit increases; loan sales; and cash received from the maturity or sale of investment securities. These funds are primarily used to originate mortgage loans on real estate.

The Bank's liquidity fluctuates with the supply of funds, and management believes that the current level of liquidity is adequate at this time. If additional liquidity is needed, the Bank's options include, but are not necessarily limited to: (1) selling additional loans in the secondary market;
(2) reverse repurchase agreements; (3) accepting additional jumbo and/or public funds deposits; or (4) accessing the discount window of the Federal Reserve Bank of San Francisco. The Bank had no borrowings against any kind of credit as of September 30, 1997.

Stockholders' equity to total assets was 15.64% as of September 30, 1997, well in excess of the 5.0% minimum required by the FDIC in order to be considered well capitalized.



                       Comparative Results of Operations
                      For the Three and Six Months Ended
                          September 30, 1997 and 1996



Net Interest Income

Net interest income for the three months ended September 30, 1997, increased 2.13% to $4,496,861 from $4,403,205 in the same quarter of the previous year. While interest on loans for the quarter ended September 30, 1997, increased only 1.64% to $8,547,080 from $8,409,434, interest and dividends on investments and mortgage-backed securities increased 30.40% to $1,548,108 from $1,187,238 for the comparable quarter a year ago. This is primarily due to the fact that the Bank securitized approximately $25,000,000 in mortgages near the end of fiscal 1997, which shifted these interest-earning assets from loans receivable into mortgage-backed securities.

Total interest income increased 5.19% to $10,095,188 from $9,596,672. This increase is primarily attributable to an overall increase in interest-earning assets over the prior period. Total interest paid on deposits increased
7.80% to $5,598,327 from $5,193,467. This increase in interest expense is due to the overall deposit growth of the Bank, along with increased competition facing the Bank in attracting deposits.

The weighted average yield on all earning assets for the quarter ended September 30, 1997, decreased 3 basis points to 8.00% from 8.03% for the quarter ended September 30, 1996. The weighted average yield on loans decreased 1 basis point to 8.32% from 8.33%, and the weighted average yield on investments increased 19 basis points to 6.53% from 6.34%. This increase in the weighted average yield on investments can be attributed in large part to the securitization of mortgages discussed above, which shifted long-term mortgages from loans receivable to investment securities on the Bank's balance sheet.

The Bank's cost of funds for the quarter ended September 30, 1997, increased 9 basis points to 5.14% from 5.05% for the quarter ended September 30, 1996.
As a result, the Bank's interest rate spread decreased 12 basis points to 2.86% from 2.98% for the comparable quarter one year ago.

Net interest income for the three months ended September 30, 1997, after provision for loan losses, increased .15% to $4,346,861 from $4,353,205 for the same period one year ago. Provisions for loan losses increased to $150,000 from $50,000. While the Bank had no loans listed as over 90 days delinquent at September 30, 1997, management considers it prudent to continue additions to the loan loss reserves to protect the Bank from future potential loan losses.

Net interest income for the six-month period ended September 30, 1997, increased 3.01% to $9,052,342 from $8,787,486 for the comparable period one year ago. Total interest income increased 4.88% to $20,037,801 from $19,106,211 due primarily to the increase in the Bank's earning assets. Total interest expense for the six-month period increased 6.46% to $10,985,459 from $10,318,725. As discussed above, this increase is due to the overall growth of the Bank, along with increases in the Bank's cost of funds attributable to the competition facing the Bank in attracting deposits. Net interest income after provisions for loan losses increased 2.25% to $8,872,342 from $8,677,486.


Non Interest Income

Non interest income for the three months ended September 30, 1997, increased 20.50% to $721,811 from $599,038 for the same time period a year ago. Service fee income increased 21.76% to $281,726 from $231,379. This is due in large part to the increase in servicing fee income on loans which have been sold or securitized in the secondary market, along with increases in fee income as a result of a productive quarter in terms of loan volume. The net gain/loss on the sale of investment securities showed a gain of $366,486 during the quarter, compared to $301,619 in the comparable period one year ago. These gains were due primarily to the sale of selected common stocks from the Bank's portfolio during both of these periods. In the quarter ended September 30, 1997, the Bank also sold approximately $20,000,000 in mortgage-backed securities, which accounted for approximately $103,000 of the gains generated during the quarter. Other non interest income for the quarter increased 11.45% to $73,599 from $66,040.

Non interest income for the six months ended September 30, 1997, increased 10.37% to $1,003,813 from $909,468. Service fee income increased 16.79% to $575,039 from $492,357 due primarily to the increased service fee income from loans and increased fee income related to loan productions, as discussed above. The net gain on sales of investment securities increased 1.17% to $305,161 from $301,619. Other non interest income increased 7.03% to $123,613 from $115,492.


Non Interest Expense

Non interest expense for the three months ended September 30, 1997, decreased 8.34% to $1,972,764 from $2,152,266. Compensation and employee benefits decreased 20.61% to $1,018,457 from $1,282,849. The primary reason for this difference was the one-time recognition of $277,525 in expenses relating to the Bank's deferred compensation program during the quarter ended September 30, 1996. If this expense were excluded from last year's numbers, employee compen-sation and benefits for the quarter ended September 30, 1997, would have shown an increase of 1.31% over the same quarter one year ago. Building occupancy for the quarter ended September 30, 1997, decreased 4.82% to $270,016 from $283,703. This decline is due to a one-time expenses recognized in the previous year of approximately $15,000 for an LID assessment at one of the Bank's offices. The Bank's FDIC insurance expense for the quarter ended September 30, 1997, was $13,482, compared to the statutory minimum of $500 paid in the period one year ago. Data processing increased 11.77% to $112,327 for the quarter ended September 30, 1997, from $100,499, due primarily to the overall growth of the Bank. Advertising expenses increased 90.74% to $129,809 for the quarter from $68,054. The reasons for this increase include the recognition of expenses relating to the purchase of a marketing customer information system which will allow the Bank to better target its future ad-vertising efforts, along with expenses related to the development of an inter-net web site for the Bank. Other non interest expenses increased 2.88% to $428,673 from $416,661.

Non interest expense for the six months ended September 30, 1997, decreased 4.43% to $3,767,940 from $3,942,612. Compensation and employee benefits decreased 10.39% to $2,013,485 from $2,246,901, due primarily to the recogni-tion of deferred compensation expenses in the previous year, as discussed above. Building occupancy expenses for the six months were little changed at $560,550 from $558,643. FDIC insurance expenses increased to $26,918, compared to the statutory minimum of $1,000 paid in the six-month period one year ago. Data processing expenses increased 8.88% to $217,820 from $200,046 due pri-marily to the growth of the Bank. Advertising expenses increased 15.62% for the six-month period ended September 30, 1997, to $207,919 from $179,837 due primarily to items expensed in the most recent quarter, as discussed above. Other expenses decreased 1.98% to $741,248 from $756,185.

PART II.  OTHER INFORMATION



Item 1.     Legal Proceedings

            Horizon Financial Corporation has certain litigation and/or negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Corporation's financial position or results of operation.

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



                             Dated:  November 13, 1997