Form 10-Q
period 1997-12-31
HORIZON FINANCIAL CORP
filed 1998-02-12
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                                (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
      Exchange Act of 1934

               For the quarterly period ended December 31, 1997

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


                            YES   X   NO

As of February 4, 1998, 7,456,451 common shares, $1.00 par value, were outstanding.

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

SIGNATURES

                         HORIZON FINANCIAL CORP.
              Consolidated Statements of Financial Condition


                                                   Dec. 31,      March 31,
                                                     1997          1997
                                                 (unaudited)
ASSETS:

         Cash and Due from Banks               $  5,092,317   $  4,416,862
         Interest-Bearing Deposits                7,505,295     10,398,316
         Investment Securities - Available
           for Sale                              36,403,465     26,238,895
         Investment Securities-Held to Maturity 5,003,487 8,381,775 Mortgage-Backed Securities - Available
           for Sale                              25,365,518     35,229,087
         Mortgage-Backed Securities - Held to
           Maturity                              16,413,933     19,690,598
         Loans Receivable                       425,087,043    399,078,123
         Accrued Interest and Dividends
           Receivable                             3,560,285      3,545,380
         Income Tax Receivable                          -0-        297,192
         Property and Equipment, Net              6,065,490      6,130,683
         Other Assets                             2,270,495      1,934,428
           Total Assets                        $532,767,328   $515,341,339

LIABILITIES:

         Deposits                              $438,560,352   $424,811,286
         Accounts Payable and Other
           Liabilities                            5,149,616      8,935,825
         Advances by Borrowers for Taxes
           and Insurance                            463,529        898,950
         Deferred Compensation                    1,278,750      1,290,000
         Net Deferred Income Tax Liabilities      1,947,612        896,264
         Federal income Tax Payable                 509,577            -0-
           Total Liabilities                    447,909,436    436,832,325

STOCKHOLDERS' EQUITY:

    Serial Preferred Stock, $1.00 Par Value,
          10,000,000 Shares Authorized;
          None Issued or Outstanding
    Common Stock, $1.00 Par Value,
      30,000,000 Shares Authorized;
      7,703,337 and 6,650,340 Issued
      and Outstanding                             7,703,337      6,650,340
    Paid-in Capital                              53,627,954     40,063,678
    Retained Earnings                            24,209,547     34,518,794
    Net Unrealized Gain/(Loss) on Investments
      Available for Sale                          2,665,685        624,833
    Debt Related to ESOP                           (450,000)      (450,000)
    Treasury Stock-249,090 and 216,600 Held      (2,898,631)    (2,898,631)
 Total Stockholders' Equity                      84,857,892     78,509,014

       Total Liabilities and Stockholders'
             Equity                            $532,767,328   $515,341,339


                    (See Notes to Financial Statements)

                          HORIZON FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      3 Months Ended
                                                          Dec. 31
                                                    1997          1996

INTEREST INCOME:
         Interest on Loans                     $  8,885,534   $  8,663,101
         Interest and Dividends on Investment
           and Mortgage-Backed Securities         1,486,292      1,215,518
              Total Interest Income              10,371,826      9,878,619

INTEREST EXPENSE:
         Interest on Deposits                     5,679,271      5,267,939
           Net Interest Income                    4,692,555      4,610,680

         Provision for Loan Losses                       -0-        60,400
              Net Interest Income After
                Provision for Loan Losses         4,692,555      4,550,280

NON-INTEREST INCOME:
         Service Fees                               284,359        306,701
         Net Gain(Loss) on Sale of Investments
           and Trading Securities                  (118,746)       (32,704)
         Other                                       68,896         81,016
              Total Non-Interest Income             234,509        355,013

NON-INTEREST EXPENSE:
         Compensation and Employee Benefits         981,902        991,479
         Building Occupancy                         284,616        276,527
         FDIC Insurance                              13,704            500
         Data Processing                            116,875        101,484
         Advertising                                 94,097         77,165
         Other Expenses                             296,885        372,924
              Total Non-Interest Expense          1,788,079      1,820,079

    Income Before Provision for
       Income Taxes                               3,138,985      3,085,214
         Provision for Income Taxes               1,065,245      1,042,909
         Net Income                               2,073,740      2,042,305

         Earnings Per Share                            $.28           $.28*


         * Restated for 15% stock dividend declared April 22, 1997.



                    (See Notes to Financial Statements)

                          HORIZON FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      9 Months Ended
                                                          Dec. 31
                                                    1997          1996

INTEREST INCOME:
         Interest on Loans                     $ 25,845,461   $ 25,400,782
         Interest and Dividends on Investment
           and Mortgage-Backed Securities         4,564,166      3,584,048
              Total Interest Income              30,409,627     28,984,830

INTEREST EXPENSE:
         Interest on Deposits                    16,664,730     15,586,664
           Net Interest Income                   13,744,897     13,398,166

         Provision for Loan Losses                  180,000        170,400
              Net Interest Income After
                Provision for Loan Losses        13,564,897     13,227,766

NON-INTEREST INCOME:
         Service Fees                               859,398        799,058
         Net Gain(Loss) on Sale of Investments
           and Trading Securities                   186,415        268,915
         Other                                      192,509        196,508
              Total Non-Interest Income           1,238,322      1,264,481

NON-INTEREST EXPENSE:
         Compensation and Employee Benefits       2,995,387      3,238,380
         Building Occupancy                         845,166        835,170
         FDIC Insurance                              40,622          1,500
         Data Processing                            334,695        301,530
         Advertising                                302,016        257,002
         Other Expenses                           1,038,133      1,129,109
              Total Non-Interest Expense          5,556,019      5,762,691

    Income Before Provision for
       Income Taxes                               9,247,200      8,729,556
         Provision for Income Taxes               3,134,341      2,953,093
         Net Income                               6,112,859      5,776,463

         Earnings Per Share                            $.82           $.77*


         * Restated for 15% stock dividend declared April 22, 1997.



                    (See Notes to Financial Statements)


                                      HORIZON FINANCIAL CORP.
                     Consolidated Statements of Changes in Stockholder's Equity
                               9 Months Ended December 31, 1997 and 1996
                                            (unaudited)





                                                                         Net Unrealized
                             Common Stock      Additional                Gains(Losses)   Debt
                        Number                 Paid-In      Retained         on          Related   Treasury
                        of Shares  at Par      Capital      Earnings     Securities      to ESOP   Stock           Total

Balance at 3/31/96      6,579,954  $6,579,954  $39,415,875  $31,548,712  $1,602,673            -0-             -0- $79,147,214

Cash div on common stk
at $.65 per share                                            (4,189,962)                                            (4,189,962)

Stock opts exercised       31,903      31,903      224,369                                                             256,272

DRIP                       16,757      16,757      204,079                                                             220,836

Net change in unrealized
gain/loss - AFS                                                             198,447                                    198,447

ESOP loan                                                                                (500,000)                    (500,000)

Treasury stock                                                                                         (2,898,631)  (2,898,631)

Net income                                                    5,776,463                                              5,776,463

Balance at 12/31/96     6,628,614   6,628,614  $39,844,323  $33,135,213  $1,801,120     $(500,000)    $(2,898,631)  78,010,639

Balance at 3/31/97      6,650,340   6,650,340   40,063,678   34,518,794     624,833      (450,000)    $(2,898,631)  78,509,014

Cash div on common
stock at $.32 per sh.                                        (2,379,472)                                            (2,379,472)

Stock opts. exercised      35,342      35,342      234,668                                                             270,010

DRIP                       19,703      19,703      293,860                                                             313,563

Net change in unrealized
gain/loss - AFS                                                           2,040,852                                  2,040,852

15% stock dividend        997,952     997,952   13,035,748  (14,033,700)                                                    -0-

Cash paid for
fractional shares                                                (8,934)                                                (8,934)

Net income                                                    6,112,859                                              6,112,859

Balance at 12/31/97     7,703,337   7,703,337  $53,627,954  $24,209,547  $2,665,685     $(450,000)    $(2,898,631) $84,857,892





                                (See Notes to Financial Statements)

                       HORIZON FINANCIAL CORP.

                 CONSOLIDATED STATEMENT OF CASH FLOWS



                                                           9 Months Ended
                                                               Dec. 31,

                                                         1997           1996

Cash Flows from Operating Activities:
    Net Income                                 $    6,112,859   $  5,776,463
    Adjustments to Reconcile Net Income
      Provided by Operating Activities
        Depreciation                                  333,984        333,710
        Amortization and Deferrals, Net                16,497       (136,664)
        Provision for Loan Losses                     180,000        170,400
    Changes in Assets and Liabilities:
        Interest & Dividends Receivable               (14,905)       135,105
        Interest Payable                              (78,976)       (37,519)
        Federal Income Taxes Payable                  806,769             -0-
        Other Assets                                 (336,067)      (159,603)
        Other Liabilities                          (4,153,904)     1,717,387
        Income Tax Receivable                              -0-       368,093

    Net Cash Flows from Operating Activities   $    2,866,257   $  8,167,372


Cash Flows From Investing Activities:
    Change in Interest-Bearing Deposits, Net   $    2,893,021  $   5,212,977
    Purchases of Investment Securities - AFS      (18,826,702)    (6,357,003)
    Proceeds from Sales and Maturities of
      Investment Securities - AFS                  10,274,635     12,743,867
    Purchases of Investment Securities - HTM               -0-            -0-
    Proceeds from Maturities of Investment
      Securities - HTM                              3,378,288      4,998,906
    Purchases of Mtge Backed Securities - HTM              -0-            -0-
    Purchases of Mtge Backed Securities - AFS     (10,356,359)   (10,009,292)
    Proceeds from Mat of Mtge Backed Sec - HTM      3,276,665      2,446,017
    Proceeds from Mat of Mtge Backed Sec - AFS     21,699,625        322,529
    Proceeds from Sale of Loans                    24,760,566      8,092,748
    Principal Payments on Loans                    53,060,451     52,253,175
    Originations and Purchases of Loans          (104,026,434)   (81,818,300)
    Purchases of Bank Premises and
      Equipment                                      (268,791)      (294,080)

    Net Cash Flows From Investing Activities:  $  (14,135,035)  $(12,408,456)




                  (See Notes to Financial Statements)

                       HORIZON FINANCIAL CORP.

                 CONSOLIDATED STATEMENT OF CASH FLOWS






                                                           9 Months Ended
                                                               Dec. 31,

                                                         1997           1996

Cash Flows From Financing Activities:
  Change in Checking and
    Savings Accounts, Net                          (1,254,039)     9,708,966
  Proceeds From Issuance of Time Deposits         119,928,577    111,535,112
  Payments for Maturing Time Deposits            (104,925,472)  (106,671,811)
  Common Stock Issued, Net                            583,573        477,108
  Cash Dividends Paid                              (2,388,406)    (4,189,962)
  Treasury Stock Purchased                                 -0-    (2,898,631)
          Net Cash Flows from Financing
                 Activities                        11,944,233      7,960,782


Net Change in Cash and Cash Equivalents               675,455      3,719,698

Cash and Cash Equivalents,
  Beginning of Year                                 4,416,862      4,844,146

Cash and Cash Equivalents,
  End of Year                                      $5,092,317     $8,563,844



SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

Cash Paid During the Period for:

         Interest Expense                         $16,743,706    $15,624,183

         Income Taxes                             $ 2,335,000    $ 2,585,000

                      HORIZON FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1997
                           (unaudited)


NOTE A - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended December 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year. The March 31, 1997, consolidated statement of financial condition presented with the interim financial statements was audited and received an unqualified opinion. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank's annual report for the year ended March 31, 1997.

On October 13, 1995, Horizon Bank, a savings bank, ("Bank") reorganized into the holding company form of ownership ("Reorganization"), resulting in the Registrant becoming the sole stockholder of the Bank. Each outstanding share of common stock of the Bank and options to acquire shares of common stock of the Bank, became outstanding shares of common stock of the Registrant and options to acquire shares of common stock of the Registrant, respectively, as a result of the Reorganization. The consolidated financial statements for the three months and nine months ended December 31, 1997, include the accounts of Horizon Financial Corp., the Bank and other sub-sidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation.

Prior to Reorganization, Horizon Financial Corp. had no material assets or liabilities and engaged in no business activity. Subsequent to the acquisition of the bank, Horizon Financial Corp. has engaged in no significant activity other than holding the stock of the Bank.


NOTE B - Net Income Per Share

Earnings per share for the three months ended December 31, 1997 and 1996 are calculated on the basis of 7,445,497 and 7,407,869 weighted average shares outstanding, respectively (restated to reflect a 15% stock dividend declared April 22, 1997).


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

At its March 26, 1996, meeting, the Board of Directors authorized the repurchase of up to 10% of the Corporation's outstanding common stock over a 24-month period. During the fiscal year ended March 31, 1997, the Corporation repurchased 216,600 shares (249,090 shares on a restated basis) of its common stock. No shares were repurchased during the nine months ended December 31, 1997.

On April 22, 1997, the Corporation declared a 15% stock dividend. The appropriate historical figures presented herein have been restated to reflect this stock dividend.


Financial Condition

Total consolidated assets for the Corporation as of December 31, 1997, were $532,767,328, an increase of 3.38% from the March 31, 1997 level of $515,341,339. This increase in assets was due primarily to the growth in loans receivable, which increased 6.52% to $425,087,043 at December 31, 1997, from $399,078,123 at March 31, 1997.

Total liabilities increased 2.54% to $447,909,436 at December 31, 1997, from $436,832,325 at March 31, 1997. The increase in liabilities was due primarily to the growth in savings deposits, which increased 3.24% to $438,560,352 from $424,811,286.

Total stockholders' equity increased 8.09% to $84,857,892 at December 31, 1997, from $78,509,014 at March 31, 1997.

Liquidity and Capital Resources

The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals and other short-term cash requirements. At December 31, 1997, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $20,328,614.

As of December 31, 1997, the total book value of investments and mortgage-backed securities was $79,147,487 compared to a market value of $83,516,016, resulting in an unrealized gain of $4,368,529. On March 31, 1997, the book value of investments and mortgage-backed securities was $88,593,639 compared to a market value of $89,321,020, resulting in an unrealized gain of $727,381. The primary reasons for this difference at December 31, 1997, compared to March 31, 1997, was the overall lower level of interest rates which increased the valuation of the Bank's investment portfolio, along with increases in the value of the Bank's common stock holdings.

The Bank's primary sources of funds are cash flow from operations, which consist primarily of mortgage loan repayments; deposit increases; loan sales; and cash received from the maturity or sale of investment securities. These funds are primarily used to originate mortgage loans on real estate.

The Bank's liquidity fluctuates with the supply of funds, and management believes that the current level of liquidity is adequate at this time. If additional liquidity is needed, the Bank's options include, but are not necessarily limited to: (1) selling additional loans in the secondary market;
(2) reverse repurchase agreements; (3) accepting additional jumbo and/or public funds deposits; or (4) accessing the discount window of the Federal Reserve Bank of San Francisco. The Bank had no borrowings against any kind of credit as of December 31, 1997.

Stockholders' equity to total assets was 15.93% as of December 31, 1997, well in excess of the 5.0% minimum required by the FDIC in order to be considered well capitalized.



                       Comparative Results of Operations
                      For the Three and Nine Months Ended
                          December 31, 1997 and 1996



Net Interest Income

Net interest income for the three months ended December 31, 1997, increased 1.78% to $4,692,555 from $4,610,680 in the same time period of the previous year. While interest on loans for the quarter ended December 31, 1997, increased only 2.57% to $8,885,534 from $8,663,101, interest and dividends on investments and mortgage-backed securities increased 22.28% to $1,486,292 from $1,215,518 for the comparable quarter a year ago. This is primarily due to the growth in the Bank's security portfolio between the two periods, while the Bank's loans receivable did not experience the same relative year over year growth. This difference is due in part to the mortgages the Bank securitized near the end of fiscal 1997 (approximately $25 million), which shifted these interest-earning assets from loans receivable into mortgage-backed securities.

Total interest income increased 4.99% to $10,371,826 from $9,878,619. This increase is primarily attributable to an overall increase in interest-earning assets over the prior period. Total interest paid on deposits increased
7.81% to $5,679,271 from $5,267,939. This increase in interest expense is due to the overall deposit growth of the Bank, along with increasing competition facing the Bank in attracting deposits.

The weighted average yield on all earning assets for the quarter ended
December 31, 1997, decreased 7 basis points to 8.10% from 8.17% for the quarter ended December 31, 1996. The weighted average yield on loans decreased 3 basis points to 8.45% from 8.48%, and the weighted average yield on investments increased 1 basis point to 6.44% from 6.43%.

The Bank's cost of funds for the quarter ended December 31, 1997, increased 9 basis points to 5.14% from 5.05% for the quarter ended December 31, 1996.
This increase, along with the decline in the yield on earning assets discussed above, resulted in a decline of 16 basis points in the Bank's interest rate spread, to 2.96% from 3.12% for the comparable quarter one year ago.

Net interest income for the three months ended December 31, 1997, after provision for loan losses, increased 3.13% to $4,692,555 from $4,550,280. There were no provisions for loan losses during the quarter ended December 31, 1997, compared to $60,400 for the same period one year ago. The Bank had no loans listed as over 90 days delinquent at December 31, 1997.

Net interest income for the nine-month period ended December 31, 1997, increased 2.59% to $13,744,897 from $13,398,166 for the comparable period one year ago. Total interest income increased 4.92% to $30,409,627 from $28,984,830 due primarily to the increase in the Bank's earning assets. Total interest expense for the nine-month period increased 6.92% to $16,664,730 from $15,586,664. As discussed above, this increase is due to the overall growth of the Bank, along with increases in the Bank's cost of funds attributable to the competition facing the Bank in attracting deposits. Net interest income after provisions for loan losses increased 2.55% to $13,564,897 from $13,227,766.


Non Interest Income

Non interest income for the three months ended December 31, 1997, decreased 33.94% to $234,509 from $355,013 for the same time period a year ago. Service fee income decreased 7.28% to $284,359 from $306,701. While servicing fees on loans sold, appraisal fees, and escrow fees all showed increases during the quarter ended December 31, 1997, there was a large prepayment penalty received during the quarter ended December 31, 1996, which inflated the numbers for that period. The net gain/loss on the sale of investment securities showed a loss of $118,746 during the quarter, compared to a loss of $32,704 in the comparable period one year ago. These losses were due primarily to the sale of approximately $9 million in 30-year fixed rate mortgage loans during the quarter. When the Bank sells loans, the remaining outstanding fees associated with these mortgages flow to the income statement as interest income. The proceeds directly related to the loan balances, however, are reflected as non interest income. Therefore, even though the sale of these loans generated an overall profit to the Bank (including the recognition of the fee income), the non interest portion of the sale reflected a loss, due to the pricing of the loans at the time of the sale. Other non interest income for the quarter decreased 14.96% to $68,896 from $81,016.

Non interest income for the nine months ended December 31, 1997, decreased 2.07% to $1,238,322 from $1,264,481. Service fee income increased 7.55% to $859,398 from $799,058 due primarily to the increased service fee income from loans sold and increased fee income relating to strong loan production. The net gain on sales of investment securities decreased 30.68% to $186,415 from $268,915. The gains during both of these periods can be attributed primarily to the sale of selected common stocks from the Bank's portfolio. These gains were offset, however, by the sale of mortgages during these nine-month periods. During the nine months ended December 31, 1997, the Bank sold approximately $24.8 million in loans, compared to $8.1 million the the comparable period one year ago. Other non interest income was little changed, decreasing 2.04% to $192,509 from $196,508.


Non Interest Expense

Non interest expense for the three months ended December 31, 1997, decreased 1.76% to $1,788,079 from $1,820,079. Compensation and employee benefits decreased slightly during the period to $981,902 from $991,479. Building occupancy for the quarter ended December 31, 1997, increased 2.93% to $284,616 from $276,527. The Bank's FDIC insurance expense for the quarter ended December 31, 1997, was $13,704, compared to the statutory minimum of $500 paid in the period one year ago. Data processing increased 15.17% to $116,875 for the quarter ended December 31, 1997, from $101,484, due primarily to the overall growth of the Bank. Advertising expenses increased 21.94% to $94,097 for the quarter from $77,165. Other non interest expenses decreased 20.39% to $296,885 from $372,924. During the quarter ended December 31, 1996, other non interest expenses were higher than normal due to the recognition of expenses related to the development of a number of new products for the Bank, including telephone banking, a home equity line of credit, and a debit card program.

Non interest expense for the nine months ended December 31, 1997, decreased 3.59% to $5,556,019 from $5,762,691. Compensation and employee benefits decreased 7.50% to $2,995,387 from $3,238,380. The primary reason for this difference was the one-time recognition of $277,525 in expenses relating to the Bank's deferred compsensation program during the nine-month period ended December 31, 1996. If these expenses were excluded from the prior year's numbers, employee compensation and benefits for the nine months ended December 31, 1997, would have shown an increase of 1.17% over the previous period. Building occupancy expenses for the nine months were little changed, increasing 1.20% to $845,166 from $835,170. FDIC insurance expenses increased to $40,622, compared to the statutory minimum of $1,500 paid in the nine-month period one year ago. Data processing expenses increased 11.00% to $334,695 from $301,530 due primarily to the growth of the Bank. Advertising expenses increased 17.52% for the nine-month period ended December 31, 1997 to $302,016 from $257,002, due primarily to items such as the purchase of a Marketing Customer Information File (MCIF) program and the costs associated with developing the Bank's web site which can be viewed at http://www.horizon-bank.com. Other expenses decreased 8.06% for the nine-month period to $1,038,133 from $1,129,109. The primary reason for this difference is mentioned above in the discussion of the quarterly results for the period ended December 31, 1997.

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



                             Dated:  February 12, 1998