Form 10-K405
period 1998-03-31
HORIZON FINANCIAL CORP
filed 1998-06-29
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                    ___________________________

                             FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 Commission File Number:  0-27062

                      Horizon Financial Corp.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)


Chartered by the State of Washington                        91-1695422
--------------------------------------------------      ---------------------
(State or other jurisdiction of incorporation            (I.R.S.Employer
 or organization)                                      Identification No.)

1500 Cornwall Avenue, Bellingham, Washington                  98225
--------------------------------------------------      ---------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (360) 733-3050
                                                        ---------------------

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
     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Stock Market under the symbol "HRZB" on June 23, 1998, was $126,359,173 (7,487,951 shares at $16.875 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

                DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Registrant's Annual Report to Stockholders for the Fiscal Year Ended March 31, 1998 (Parts I and III).

     2. Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders. (Part III).

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

     Horizon Bank was incorporated as a Washington state-chartered mutual savings bank in 1979 as a successor to Bellingham First Federal Savings and Loan Association, whose predecessor was originally organized in 1922 as a state-chartered savings and loan association which converted to a federal savings and loan association in 1934. The Bank is a state chartered stock savings bank located in the State of Washington and is subject to regulation by the Washington Department of Financial Institutions, Division of Banks, and the Federal Deposit Insurance Corporation ("FDIC"). The Bank's deposit accounts are insured by the FDIC under the Bank Insurance Fund ("BIF").

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

Selected Financial Data
-----------------------

     The following table sets forth certain information concerning the financial position of the Bank at and for the dates indicated.

                                                March 31,
                               ---------------------------------------------
                               1998      1997      1996      1995       1994
                               ----      ----      ----      ----       ----
                                              (In thousands)

Total Assets.................$547,146  $515,341  $488,968  $457,478  $424,637
Loans Outstanding............ 433,697   399,078   389,651   360,120   340,421
Cash and Investment
  Securities................. 101,499   104,356    87,662    83,782    71,795
Deposits..................... 450,125   424,811   402,676   377,703   351,506
Borrowings...................      --        --        --        --        --
Stockholders' Equity.........  83,895    78,509    79,147    72,685    65,995
Number of Full Service
  Offices....................      12        12        12        11         9
Interest Income..............  40,901    38,710    37,082    33,989    33,619
Interest Expense............. (22,235)  (20,832)  (20,773)  (16,948)  (15,227)
Net Interest Income..........  18,666    17,878    16,309    17,041    18,392
Other Income.................   1,691     1,583     1,293     1,220     1,692
Non-interest Expense.........  (7,565)   (7,461)   (6,685)   (7,149)   (7,446)
Provision for Loan Losses....    (355)     (200)     (110)     (132)     (368)
                              -------   -------    ------   -------   -------
Income (Loss) Before Taxes...  12,437    11,800    10,807    10,980    12,270
Federal Income Tax...........   4,215     3,997     3,586     3,640     4,262
Gain on Sale of
 Trust Department............      --        --        --       181        --
                              -------   -------    ------   -------   -------

Net Income .................. $ 8,222   $ 7,803    $7,221   $ 7,521   $ 8,008
                              =======   =======    ======   =======   =======

Key Operating Ratios
--------------------

     The table below sets forth certain performance ratios of the Bank for the periods indicated. These ratios are calculated based on month end balances.

                                                       At and for the
                                                    Year Ended March 31,
                                                   ---------------------
                                                   1998    1997     1996
                                                   ----    ----     ----

Return on average assets (net income
 divided by average total assets)................  1.55%   1.55%    1.53%

Return on average equity (net income
 divided by average equity)...................... 10.13    9.90     9.51

Dividend payout ratio (dividends declared
 per share divided by net income per share)...... 74.77   62.50    29.09

Equity to assets ratio (average equity
 divided by average total assets)................ 15.29   15.70    16.04

Interest rate spread (difference between
 average yield on interest-earning assets and
 average cost of interest bearing liabilities)...  2.94    2.98     2.85

Net yield on earning assets (net interest
 income as a percentage of average interest
 earning assets).................................  3.68    3.72     3.61

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

                    At March 31,                        Year Ended March 31,
                   ------------- --------------------------------------------------------------------
                        1998              1998                  1997                    1996
                   ------------- --------------------- ---------------------- -----------------------
                           Average               Average                 Average                 Average
                           Yield/ Average         Yield/ Average         Yield/ Average          Yield/
                   Balance  Cost  Balance Interest Cost  Balance Interest Cost  Balance  Interest Cost
                   -------  ----  ------- -------- ----  ------- -------- ----  -------  -------- ----
Interest-earning
 assets:
 Loans receivable..$433,697 8.40% $416,557 $35,008 8.40% $403,056 $33,812 8.39% $375,018 $32,145 8.57%
 Investment
  securities.......  41,281 6.40    43,811   2,803 6.40    46,850   2,937 6.27    53,849   3,359 6.24
 Mortgage-backed
 securities........  45,589 6.55    47,158   3,090 6.55    30,834   1,962 6.36    22,895   1,578 6.89
                   -------- ----  -------- ------- ----  --------  ------ ----  --------  ------ ----
 Total interest-
  earning assets... 520,567 8.06   507,526  40,901 8.06   480,740  38,711 8.05   451,762  37,082 8.21

Interest-bearing
 liabilities:
  Deposits......... 450,125 5.12   439,381  22,235 5.12   410,267  20,832 5.07   386,860  20,773 5.36
                   -------- ----  -------- ------- ----  --------  ------ ----  --------  ------ ----
 Total interest-
  bearing
  liabilities...... 450,125 5.12   439,381  22,235 5.12   410,267  20,832 5.07   386,860  20,773 5.36
                   -------- ----  -------- ------- ----  --------  ------ ----  --------  ------ ----
Net interest
  income...........                        $18,666                $17,879                $16,309
                                           =======                =======                =======
Interest rate
 spread............                          2.94%                   2.98%                  2.85%
                                             ----                    ----                   ----
Net yield on
 interest-earning
 assets............                          3.68%                   3.72%                  3.61%
                                             ----                    ----                   ----
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities.......                        115.65%                 117.18%               116.78%
                                           ======                  ======                ======
                                                               5




Rate/Volume Analysis
--------------------

     The table below sets forth certain information regarding changes in interest income and interest expense for the Bank for the periods indicated.  For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume
(change in volume multiplied by old rate); (2) changes in rates (change in rate multiplied by old volume); (3) changes to rate-volume (changes in rate multiplied by the change in volume); and (4) the total changes (the sum of the prior columns).

                                                     Year Ended March 31,
                     ------------------------------------------------------------------------------------
                          1998  vs.  1997              1997  vs.  1996              1996  vs.  1995
                     --------------------------   --------------------------   --------------------------
                         Increase (Decrease)          Increase (Decrease)           Increase (Decrease)
                              Due to                       Due to                       Due to
                     --------------------------   --------------------------   --------------------------
                                   Rate/                        Rate/                        Rate/
                     Volume  Rate  Volume Total   Volume  Rate  Volume Total   Volume  Rate  Volume Total
                     ------  ----  ------ -----   ------  ----  ------ -----   ------  ----  ------ -----
Interest income:
 Interest and fees
   on loans..........$1,154  $  41  $   1 $1,196  $2,388  $(671) $(50) $1,667   $1,898 $ 281 $  18 $2,197
 Investment
  securities and
  other interest-
  bearing
  securities.........   839    132     23    994      71   (108)   (1)    (38)     573   282    41    896
                     ------  -----  ----- ------   -----  -----  ----   -----   ------ ------ ---- ------

 Total interest-
  earning assets.....$1,993  $ 173  $  24 $2,190  $2,459  $(779) $(51) $1,629   $2,471 $  563 $ 59 $3,093
                     ======  =====  ===== ======   =====  =====  ====   =====   ====== ====== ==== ======

Interest expense:
 Deposit accounts....$1,183  $ 208  $  12 $1,403   $ 835  $(731) $(45)  $  59   $1,252 $2,398 $176 $3,826
                     ------  -----  ----- ------   -----  -----  ----   -----   ------ ------ ---- ------

 Total interest-
  bearing
  liabilities........$1,183  $ 208  $  12 $1,403   $ 835  $(731) $(45)  $  59   $1,252 $2,398 $176 $3,826
                     ======  =====  ===== ======   =====  =====  ====   =====   ====== ====== ==== ======



Lending Activities
------------------

     General. The Bank's loan portfolio totaled $433,697,267 at March 31, 1998, representing approximately 79.27% of its total assets. On that date, 80.06% of total outstanding loans consisted of loans secured by mortgages on single family residential properties, 3.71% of the loans consisted of loans secured by two-to- four unit residential properties, 5.11% of total outstanding loans consisted of loans secured by mortgages on over four unit residential properties, and 6.52% of total outstanding loans consisted of commercial real estate loans. The balance of the Bank's outstanding loans at that date consisted of secured consumer loans and loans secured by savings deposits.

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

     In order to have the ability to make the yields on its loan portfolio and investments more interest rate sensitive, the Bank has implemented a number of measures. Those measures include: (i) adoption of a policy under which the Bank generally originates long-term, fixed-rate mortgage loans when such loans are written to specifications promulgated by the Federal Home Loan Mortgage Corporation ("FHLMC") and qualify for sale in the secondary market, (ii) origination of ARM loans on residential and commercial properties subject to market conditions, (iii) origination of construction loans secured by residential and income producing properties at interest rates subject to periodic adjustment based upon changes in a nationally recognized money market index and (iv) increased emphasis on originating 10 and 15 year amortizing mortgage loans. At March 31, 1998, $190,793,230 (or 43.99%) of the Bank's net mortgage loans receivable were comprised of loans that were other than long-term fixed-rate mortgage loans (i.e., loans with maturities greater than 15 years, which historically have been the industry's traditional area of lending activity). This amount consists of $11,820,450 in residential ARM loans and $9,336,108 in ARM loans secured by commercial and other real estate with adjustable rates; and $169,636,672 in 15 year or less amortizing mortgage loans.


     Loan Maturity.  The following table sets forth certain information at March 31, 1998 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity.
Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Loan balances are net of undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                            Due After 1   Due After 3  Due After 5
                             Due During      Through 3     Through 5    Through 15   Due Over 15
                           the Year Ended   Years After   Years After   Years After  Years After
                              March 31,      March 31,      March 31,     March 31,    March 31,
                                 1999          1998           1998          1998         1998       Total
                           --------------   -----------   -----------   -----------  -----------    -----
                                                               (In thousands)
Commercial, financial and
  agricultural...............   $1,078        $8,191        $11,312        $28,358     $27,687    $76,626
Real estate construction.....       --            --             --             --      24,884     24,884
Real estate-mortgage,
 installment and other.......    1,698         5,322         10,612        125,691     188,865    332,188
                                ------       -------        -------       --------    --------   --------
     Total...................   $2,776       $13,513        $21,924       $154,049    $241,436   $433,698
                                ======       =======        =======       ========    ========   ========


    The following table sets forth the dollar amount of all loans due one year after March 31, 1998 which have fixed interest rates and have floating or adjustable interest rates.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.


                                      Fixed
                                      Rates             Adjustable Rates        Total
                                      -----             ----------------        -----
                                                         (In thousands)
Commercial, financial and
 agricultural....................... $1,058                    $20              $1,078
Real estate construction............     --                     --                  --
Real estate-mortgage, installment
 and other..........................  1,696                      2               1,698
                                     ------                    ---              ------
     Total.......................... $2,754                    $22              $2,776
                                     ======                    ===              ======



     Residential Loans. The primary lending activity of the Bank has been the granting of conventional loans to enable borrowers to purchase existing homes or construct new homes. The Bank's real estate loan portfolio also includes loans on two-to-four family dwellings, multi-family housing (over four units), and loans made to purchase or refinance improved buildings to be used for residential housing. At March 31, 1998, approximately 83.77% of the Bank's total loan portfolio consisted of loans secured by residential real estate.

     The Bank's lending practices generally limit the maximum loan-to-value ratio on one-to-four family residential mortgage loans to 97% of the appraised value as determined by an independent appraiser, with the condition that private mortgage insurance generally be required on any home loans with loan-to-value ratios in excess of 80% of the appraised value. The Bank places this insurance with carriers approved by the FHLMC. The coverage generally limits the Bank's exposure to 72% of the loan amount. If private mortgage insurance is required, the borrower pays the premium at loan closing and any recurring premiums through an escrow reserve account established with the Bank for such period of time as the Bank requires the insurance coverage to be in force. Multi-family residential and commercial real estate loans, construction loans and unimproved real estate loans generally do not exceed 80% of appraised value.

     The Bank presently originates both fixed-rate and ARMs secured by one-to-four family properties with a loan term not exceeding 30 years. Under certain conditions, ARM borrowers are allowed to convert beginning on the first interest rate change date and ending on the fifth interest rate change date from the date of the loan note. In addition, certain consumer safeguards are built into the ARM instruments used by the Bank. These safeguards include limits on annual and lifetime interest rate adjustments. The Bank generally originates these loans in accordance with guidelines established by the FHLMC. For the fiscal year ended March 31, 1998, adjustable mortgage loans totalled $140,000 or.09% of total originations as compared to $11,446,235 or 10.39% of total originations for the year ended March 31, 1997.

     Construction Loans. The Bank also provides construction financing for single-family dwellings and to a lesser extent makes land acquisition and development loans on properties intended for residential use. The interest rate charged by the Bank on these loans varies depending upon the type of security property and the creditworthiness of the borrower. The origination fees charged by the Bank on construction loans generally are from one-quarter to one percentage point higher than fees charged by the Bank for permanent financing. At March 31, 1998, the Bank had $24,883,763, or 5.74% of total loans outstanding in construction loans, as compared to $18,808,232 or 4.71% of total loans at March 31, 1997. At March 31, 1998, $4,033,984, or 16.21% of
the construction loan portfolio consisted of "speculative" construction loans (i.e., loans on dwellings for which there is not an underlying contract for sales).

     Construction lending is generally considered to involve a higher level of risk as compared to one-to-four family residential permanent lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of value proves to be inaccurate, the Bank may be confronted at, or prior to, the maturity of the loan, with a project whose value is insufficient to assure full repayment. Loans for the construction of speculative homes carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due.

     Multi-Family, Business and Commercial Loans. These types of loans constituted $50,055,247 or approximately 11.54% of Horizon Bank's loan portfolio at March 31, 1998. These loans include fixed rate and adjustable rate mortgages secured by apartment buildings (i.e., those containing five or more living units) and business and commercial properties. The Bank generally requires that such loans have a debt service coverage of 1.20 to 1 with a loan-to-value ratio not exceeding 80%. Fixed-rate loans generally have a five to 10-year loan term, with payments based upon a 15 to 30-year amortization schedule.

     At March 31, 1998, $9,336,108 of loans secured by income-producing properties have an interest rate which adjusts annually based upon changes in an index of United States Treasury securities published by the Board of Governors of the Federal Reserve System ("Federal Reserve"). The amount of any increase in the interest rate is generally limited to two percentage points (upward or downward) each adjustment period, with a limit of six percentage points on the amount which the interest rate can increase or decrease over the life of the loan.

     Multi-family residential and business and commercial real estate lending is generally considered to involve a higher degree of risk than permanent residential one-to-four family lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Horizon Bank generally attempts to mitigate the risks associated with multi-family commercial and residential real estate lending by, among other things, lending on collateral located in its market area and generally to individuals who reside in its market.

     Consumer Loans. The Bank makes a variety of loans for consumer purposes. Included among these are home equity loans, home equity lines of credit, loans secured by personal property, such as automobiles, boats, and other vehicles, loans secured by a Horizon Bank's Certificate of Deposit, and loans for mobile homes located in parks.

     Horizon Bank actively markets consumer loans in order to provide a wider range of financial services to its customers and to achieve shorter terms and higher interest rates normally typical of such loans. At March 31, 1998, the Bank held $17,842,311 of consumer loans.

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

     Loan Originations, Purchases and Sales. Currently, the Bank emphasizes the origination of intermediate and long-term fixed rate loans on terms and conditions which will permit them to be sold in the secondary market, while originating ARM loans and 10, 15 and 20 year fixed-rate loans for its own portfolio.

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

     The Bank is a qualified servicer for both FHLMC and Fannie Mae. The Bank's general practice is to close its fixed-rate, one-to-four family residential loans on FHLMC loan documents in order to facilitate future sales to the mortgage corporation as well as to other institutional investors. From time to time, depending upon interest rates and economic conditions, the Bank has sold participation interests in loans in order to provide additional funds for lending, to generate servicing fee income and to decrease the dollar amount of its intermediate and long-term fixed-rate loans. The sale of loans in the secondary mortgage market reduces the Bank's interest rate risk and allows the Bank to continue to make loans during periods when savings flows decline or funds are otherwise unavailable for lending purposes. In connection with such sales,
                                        11
the Bank generally retains the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of 25% to 375% per annum of the unpaid balance of each loan. As of March 31, 1998, the Bank was servicing loans for others aggregating approximately $112,251,375. All sales of loan interests by the Bank are made without right of recourse to the Bank by the buyer of the loan interests in the event of default by the borrower.

     In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights," which is effective for years beginning after December 15, 1995. This statement requires mortgage servicers to recognize servicing rights on loans as separate assets, no matter how acquired. When the Bank sells loans and retains the servicing rights it is required to allocate the total cost of the loans between servicing rights and loans based on their relative fair values if their values can be estimated. SFAS No. 122 was effective for, and was adopted by the Bank, beginning April 1996. SFAS No. 122 was not applied retroactively. The adoption of this statement has not had a material impact on the Bank's financial condition or results of operations.

     Loan Commitments. Horizon Bank issues commitments to originate conventional mortgage loans on existing residential dwellings are made for periods up to 60 days from the date of loan application and are based upon the prevailing market rate at the time of application. At March 31, 1998, such commitments amounted to $23,467,932.

     Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives loan origination fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower at the closing of the loan.

     The Bank's loan origination fees are generally 0% to 2.5% on conventional residential mortgages and 1.0% to 2.0% for commercial real estate loans. The total amount of deferred loan origination fees and unearned discounts at March 31, 1998 was $6,886,744. Any unamortized loan fees are recognized as income at the time the loan is sold or paid off.

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

     Loan Modifications. The Bank offers a loan modification program to assist customers who were considering refinancing their home loans. For a 2% loan fee the Bank will modify customers' loans under the program. No new principal is required and only the interest rate and payment amounts are changed. All other terms and conditions remain the same. In fiscal 1998, the Bank modified $4,515,129 of real estate loans, compared to $1,116,175 in fiscal 1997.

     Delinquent Loans, Loans in Foreclosure and Foreclosed Property. Real estate loans are defined as delinquent when any payment of principal and/or interest is past due. While the Bank generally is able to work out a satisfactory repayment schedule with a delinquent borrower, the Bank will undertake foreclosure proceedings if the delinquency is not otherwise resolved within 90 days. Property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until such time as it is sold or otherwise disposed of. At March 31, 1998, the Bank had two loans over 90 days delinquent with a net balance of $25,345. Management does not anticipate incurring material losses from these loans.

     Delinquent loans have been consistently low over the last three fiscal years due to a strong local economy and strong underwriting. No assurances, however, can be given as to future delinquency levels and the continued strength of the local economy.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                               At March 31,
                               --------------------------------------------
                               1998      1997      1996      1995      1994
                               ----      ----      ----      ----      ----

Non-accrual loans........... $    --   $    --     $  --    $    --   $   --
Loans 90 days or more
 delinquent and accruing
 interest...................  25,345    38,918        --      1,545       --
Restructured loans..........      --        --        --         --       --
Real estate acquired........
 through foreclosure........      --        --        --         --       --
                             -------   -------     -----    -------   ------
  Total..................... $25,345   $38,918     $  --    $ 1,545   $   --
                             =======   =======     =====    =======   ======

As a percentage of net
 loans .....................    .006%     .010%       --      .0004%      --
As a percentage of total
 assets.....................    .005      .008%       --      .0003%      --

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

     The Bank established an allowance for losses for the year ended March 31, 1998 in the amount of $3,611,150 and $3,406,150 for the year ended March 31, 1997. The Bank's loan loss reserve as of March 31, 1998, is approximately 83% of total loans receivable.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                        Year Ended March 31,
                       ----------------------------------------------------
                       1998        1997       1996        1995         1994
                       ----        ----       ----        ----         ----

Balance at beginning
 of period ........$3,406,150  $3,236,150  $3,126,150  $2,994,150  $2,626,348

  Provision for
   loan losses ....   355,000     200,400     110,000     132,000     367,802

  Adjustment to
   reserves .......  (150,000)    (30,400)         --          --          --
                   ----------  ----------  ----------  ----------  ----------
Balance at end of
 period ...........$3,611,150  $3,406,150  $3,236,150  $3,126,150  $2,994,150
                   ==========  ==========  ==========  ==========  ==========

Ratio of net
 charge offs to
 average loans
 outstanding
 during the
 period............       .09%        .05%        .03%        .04%        .11%

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                        Year Ended March 31,
                       ----------------------------------------------------
                       1998        1997       1996        1995         1994
                       ----        ----       ----        ----         ----

Commercial,
 financial and
 agricultural......$  850,000  $  800,000  $  800,000  $  858,000  $  858,000
Real estate -
 construction......        --          --          --          --          --
Real estate -
 mortgage.......... 2,761,150   2,606,150   2,436,150   2,268,150   2,136,150
                   ----------- ----------  ----------  ----------  ----------
    Total
     allowance for
     loan losses.. $3,611,150  $3,406,150  $3,236,150  $3,126,150  $2,994,150
                   ==========  ==========  ==========  ==========  ==========

      The Bank had no allowances for real estate acquired through foreclosure at March 31, 1998, 1997, 1996, 1995 and 1994.

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

      The amortized cost of the above investments at March 31, 1998 was $31,300,705 compared to a market value of $35,861,563. For further information concerning the Bank's investment securities portfolio, see Note 3 of the Notes to the Consolidated Financial Statements.

      The Bank also invests in mortgage-backed securities. At March 31, 1998, such securities had an amortized cost of $48,588,753 and a market value of $49,096,462.

      The following table presents the amortized cost of the Bank's investment securities portfolio and short-term investments. The market value of the Bank's investment securities portfolio at March 31, 1998, was approximately $84,958,025. This does not include interest-bearing deposits and cash equivalents.

                                                 At March 31,
                                      ------------------------------------
                                      1998           1997             1996
                                      ----           ----             ----
                                                 (In thousands)

Investment securities:
 U.S. Government:
  Available for sale............... $20,258         $21,944          $31,062
  Held to maturity ................   1,485           4,970            8,346
                                    -------        --------          -------
                                     21,745          26,914           39,408
Asset-backed securities(1):
  Available for sale...............  33,100          36,512              285
  Held to maturity.................  15,489          19,691           23,079
                                    -------        --------          -------
                                     48,589          56,203           23,364
 Other securities(2):
  Available for sale...............   9,056           2,065            1,128
  Held to maturity.................     500           3,412            7,734
                                    -------        --------          -------
                                      9,556           5,477            8,862
                                    -------        --------          -------
   Total investments...............  79,890          88,594           71,634
 Interest bearing deposits and
  cash equivalents.................  16,859          14,815           13,600
                                    -------        --------          -------
                                    $96,749        $103,409          $85,234
                                    =======        ========          =======
-----------------
(1)  Consists of mortgage-backed securities and CMO's.
(2)  Consists of corporate debt securities and marketable equity securities.

PAGE

     The following table sets forth the scheduled maturities, amortized cost, market values and average yields for the Bank's investment securities at March 31, 1998.

                                               At March 31, 1998
                -----------------------------------------------------------------------------------------
                                                                                         Total
                   One Year       One to Five    Five to Ten       More than           Investment
                    or Less          Years          Years          Ten Years           Securities
                --------------  --------------  --------------   -------------   ------------------------
                Amor-           Amor-           Amor-            Amor-           Amor-
                tized  Average  tized  Average  tized  Average   tized Average   tized   Market   Average
                Cost    Yield   cost    Yield   Cost    Yield    Cost   Yield    Cost    Value     Yield
                -----  -------  -----  -------  -----  -------   ----- -------   -----   -----    -------
                                                                    (Dollars in thousands)

U.S.
 Government,
 agency
 securities,
 state and
 political
 subdivisions:
  Available
   for sale... $ 7,713  5.94%  $ 12,045  6.11%  $  500  6.91%  $    --    --%   $20,258  $20,341   6.07%
  Held to
   maturity...     998  5.90        489  6.30       --    --        --    --      1,487    1,485   6.03
               -------  ----   -------- -----   ------  ----   -------  ----    -------  -------  -----
                 8,711  5.93     12,534  6.12      500  6.91        --    --     21,745   21,826   6.06
Mortgage-backed
 securities:
  Available
   for sale...      --    --      9,971  6.38    2,991  6.01    20,138  6.59     33,100   33,352   6.47
  Held to
   maturity....     --    --      1,931  6.22    1,068  7.87    12,490  6.72     15,489   15,744   6.74
               -------  ----   -------- -----   ------  ----   -------  ----    -------  -------  -----
                    --    --     11,902  6.35    4,059  6.50    32,628  6.64     48,589   49,096   6.56

Other:
 Available
  for sale....   2,921  5.96     5,583   6.33      552  6.71        --    --      9,056   13,473   6.23
 Held to
  maturity....     --     --       500  11.53       --    --        --    --        500      563  11.53
               -------  ----  --------  -----   ------  ----   -------  ----    -------  -------  -----
                 2,921  5.96     6,083   6.76      552  6.71        --    --      9,556   14,036   6.51
               -------  ----  --------  -----   ------  ----   -------  ----    -------  -------  -----
  Total......  $11,632  5.94%  $30,519   6.34%  $5,111  6.56%  $32,628  6.64%   $79,890  $84.958  6.42%
              =======   ====  ========  ====    ======  ====   =======  ====    =======  =======  ====

                                        17

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

      Deposits. Horizon Bank offers several deposit accounts, including Regular Passbook and Statement Savings Accounts, Checking Accounts, Money Market with and without Check Access and Certificates of Deposit Accounts with maturities ranging from 30 days up to 10 years. Certificates of Deposit account requirements vary according to minimum principal balances, the time period the funds must remain on deposit and the interest rate determined for each term and minimum balance.

      The following table sets forth certain information concerning the deposits at the Bank.

                                        Year Ended March 31,
                     ---------------------------------------------------------
                            1998                1997                1996
                     ------------------  ------------------  -----------------
                               Weighted            Weighted           Weighted
                     Average   Average   Average   Average   Average   Average
                     Balance    Rate     Balance    Rate     Balance    Rate
                     -------    ----     -------    ----     -------    ----
                                  (Dollars in thousands)

Savings............. $ 31,452   3.38%   $ 30,164    3.45%    $ 29,324   3.46%
Drafts..............   27,624   1.67      25,482    1.68       24,274   1.93
Money Market........   58,256   3.81      52,334    4.15       44,181   4.48
Time Deposits.......  322,049   5.77     302,287    5.72      289,081   6.02
                      -------   ----    --------    ----     --------   ----
Total............... $439,381   5.08%   $410,267    5.10%    $386,860   5.39%
                     ========   ====    ========    ====     ========   ====

      The following table indicates the amount of the Bank's deposits by time remaining until maturity as of March 31, 1998 of $100,000 or more.

                                          Certificates
  Maturity Period                          of Deposit
  ---------------                          ----------

  Three months or less....................$11,686,159
  Three through six months................ 17,230,056
  Six through twelve months............... 25,197,673
  Over twelve months...................... 27,368,494
                                          -----------
                          Total...........$81,482,382
                                          ===========

      The Bank has a number of different programs designed to attract both short-term and long-term savings of the general public by providing a wide assortment of accounts and rates. The program includes traditional passbook accounts; nonnegotiable time deposits with minimum deposits of $100,000 and terms of 30 days to five years called Jumbo Certificates of Deposit; nonnegotiable, nontransferable time deposits with minimum deposits of $500 and terms from 30 days to five years at fixed rates; 12-month to 10-year variable rate fixed term certificates; Individual Retirement Accounts (IRAs); Qualified Retirement Plans;

transaction accounts such as regular checking; MMDAs with and without limited check access.

      The Bank's practice on early withdrawal penalties is applicable only to time deposits. Management believes that in periods of rising interest rates this practice will discourage depositors from making premature withdrawals for the purpose of reinvesting in higher rate time deposits.

      The minimum amount required to open a time deposit varies from $500 to $100,000, depending on the type of time deposit. Pricing of rates on time deposits with maturities from 30 days to 10 years are determined periodically by the Bank, based upon competitive rates and local market rates, national money market rates, and yields on assets of the same maturity.

      The Bank's MMDA currently has a $1,000 minimum deposit and has a tiered pricing program, with interest rates that vary by account dollar balance -- $2,000, $10,000, $25,000 and higher. This account has no maturity requirements, no regulatory interest rate ceiling, and limited check writing privileges. The interest rate on the account is adjusted by the Bank
periodically, based on money market conditions.   The Bank currently has a
$10,000 minimum deposit (MMK) money market and has a tiered pricing program, with interest rates that vary by account dollar balance -- $10,000, $25,000, $50,000 and higher. This account has no maturity requirements, no regulatory interest rate ceiling, and no check writing privileges. The interest rates on the account are adjusted by the Bank periodically or as dictated by money market conditions.

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

      For further information concerning the Bank's savings deposits, reference is made to Note 9 of the Notes to the Consolidated Financial Statements.

      Borrowings. Savings deposits and access to a line of credit from the discount window of the Federal Reserve Bank of San Francisco are available to the Bank. If additional borrowings are needed, the Bank may do repurchase agreements, term fed funds, or additional public funds deposits. The Bank has
no borrowings against any kind of credit as of March 31, 1998.   Horizon Bank
has had no borrowings for the last five fiscal years.

Competition
-----------

      The Bank faces strong competition in its market area in originating loans and attracting deposits. Competition in originating loans is primarily from other thrift institutions, commercial banks, mortgage companies, credit unions and consumer finance companies. The Bank competes for loan originations primarily through interest rates and loan fees it charges and through the efficiency and quality of services it provides borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions and current interest rate levels.

      In attracting deposits, the Bank competes primarily with other thrift institutions, commercial banks and credit unions. The Bank competes for customer deposits principally on the basis of convenience and quality of its banking services and the investment opportunities that satisfy the requirements of investors with respect to rate of return, liquidity, risk and other factors. The primary factors in competing for deposits are interest rates and the convenience of office locations. In light of the deregulation of interest rate controls on deposits, the Bank has faced increasing competition for deposits from commercial banks, other thrift institutions and non-regulated financial intermediaries.

Personnel
---------

      At March 31, 1998, Horizon Bank employed 114 full-time and 20 part-time employees. Horizon Bank employees are not represented by any collective bargaining agreement. Management of Horizon Bank considers its relations with its employees to be good.

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

      Pursuant to provisions in the Federal Deposit Insurance Act ("FDI Act"), all BIF-insured banks must pay semiannual insurance assessments. These insurance premiums were substantially reduced by the FDIC effective January 1, 1996 as a result of the BIF having reached its designated reserve ratio in 1995. Insurance premiums for BIF insured institutions currently range from 0 to 27 basis points. As a well capitalized bank, Horizon Bank qualified for the minimum statutory assessment during fiscal 1998. The Bank's assessments for the year ended March 31, 1998, equalled $54,202.

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

      Capital Requirements. Pursuant to FDIC regulations, a bank's qualifying total capital base consists of two types of capital elements: "Core capital" (Tier 1) and "supplementary capital" (Tier 2). To qualify as an element of Tier 1 or Tier 2 capital, a capital instrument should not contain or be subject to any conditions, covenants, terms restrictions, or provisions that are inconsistent with safe and sound banking practices. The Bank must maintain a ratio of Tier 1 capital to total assets of not less than 4 percent, as discussed below. At March 31, 1998, Horizon Bank had a ratio of Tier 1 capital to total assets of 14.83%.

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

      Minimum Leverage Capital Requirement. Under the FDIC's capital regulations the most highly-rated institutions are required to meet a "Tier 1" leverage capital ratio of at least three percent of total assets. Tier 1 (or "core capital") consists of common equity stock minus all intangible assets other than limited amounts of purchased mortgage servicing rights. All other banks must have a Tier 1 leverage ratio of at least 100 to 200 basis points above the three percent minimum. The FDIC's capital regulations also establish a minimum leverage ratio of not less than four percent for banks that are not highly rated or are anticipating or experiencing significant growth. Based on the definitions contained in the FDIC's capital regulations, as of March 31, 1998, Horizon had Tier 1 capital of 15.30%.

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

      Risk Based Capital. The FDIC has adopted a "Statement of Policy on Risk- Based Capital" to supplement its existing capital regulations. The Federal Reserve and the Office of the Comptroller of the Currency also have adopted substantially similar risk-based capital rules. The Statement of Policy consists of: a definition of capital for risk-based capital purposes, a system for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories, and a schedule specifying a phase-in period for achieving a minimum supervisory ratio of capital-to-risk-weighted assets. According to the Statement of Policy, a bank's risk-based capital is calculated by dividing its qualifying total capital base by its risk-weighted assets. A bank's qualifying total capital base consists of "core capital" (or "Tier 1" capital) and "supplemental capital" (or "Tier 2" capital). The Statement of Policy specifies the components of each category. On March 31, 1998, Horizon Bank's risk-based capital ratio was 28.42 percent.

      Federal Reserve System. The Federal Reserve Board requires (under "Regulation D") that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits.
These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must establish reserves equal to 0% of the first $4.4 million of net transaction accounts, 3% of the next $44.9 million, and 10% plus $1.56 million of the remainder. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of March 31, 1998, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded the Bank's reserve requirements.

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

The Corporation
---------------

      General. The Corporation, as the sole shareholder of the Bank, is a bank holding company and is registered as such with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act, as amended (the "BHCA"), and the regulations of the Federal Reserve. As a bank holding company, the Corporation is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and will be subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

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

                                                Amount    Percent
                                                ------    -------
                                               (Dollars in Thousands)

Tier 1 Capital                                 $81,259     15.30%
Minimum Tier 1 (leverage) requirement           21,250      4.00
                                               -------     -----
Excess                                         $60,009     11.30%
                                               =======     =====

Risk-based capital                             $83,956     28.42%
Minimum risk-based capital requirement          23,601      8.00
                                               -------     -----
Excess                                         $60,355     20.42%
                                               =======     =====

                              TAXATION

Federal Taxation
----------------

      General. The Corporation and the Bank report their consolidated income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation. Reference is made to Note 10 of the Notes to the Consolidated Financial Statements contained in the 1998 Annual Report to Stockholders ("Annual Report") for additional information concerning the income taxes payable by the Bank.

      Tax Bad Debt Reserves. Historically, savings institutions such as the Bank, which met certain definitional tests primarily related to their assets and the nature of their businesses, were permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, have been deducted in arriving at the Bank's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the Bank's loans are separated into "qualifying real property loans" (i.e., generally those loans secured by interests in residential real property) and all other loans ("non-qualifying loans"). The following formulas were used to compute the bad debt deduction with respect to qualifying real property loans: (i) actual loss experience or (ii) a percentage equal to 8% of taxable income. The deduction with respect to non-qualifying loans was computed under the experience method. Reasonable additions to the reserve for losses on non- qualifying loans were based upon actual loss experience and would reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition was also determined under the experience method. The sum of the additions to each reserve for each year was the Bank's annual bad debt deduction.

      The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all financial institutions for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders. Horizon Bank met the residential loan requirement for the taxable year ending March 31, 1998.

      Distributions. If a stock institution distributes amounts to stockholders and the distribution is treated as being from its accumulated bad debt reserves, the distribution will cause the institution to have additional taxable income. A distribution to stockholder is deemed to have been made from accumulated bad debt reserves to the extent that (i) the reserves exceed the amount that would have been accumulated on the basis of actual loss experience, and (ii) the distribution is a "non-dividend distribution." A distribution in respect of stock is a non-dividend distribution to the extent that, for federal income tax purposes, (i) it is redemption of shares, (ii) it is pursuant to a liquidation or partial liquidation of the institution, or
(iii) in the case of current distribution, together with all other such distributions during the taxable year, it exceeds the institution's current and post-1951 accumulated earnings and profits. The amount of additional taxable income created by a non-dividend distribution is an amount that, when reduced by tax attributable to it, is equal to the amount of the distribution.

      Minimum Tax. In addition to regular corporate income tax, corporations are subject to an alternative minimum tax which generally is equal to 20% of alternative minimum taxable income (taxable income, increased by tax preference items and adjusted for certain regular tax items). The preference items which are generally applicable include an amount equal to 75% of the amount by which a financial institution's adjusted current earnings (generally alternative minimum taxable income computed without regard to this preference and prior to reduction for net operating losses) exceeds its alternative minimum taxable income without regard to this preference and the excess of the institution's bad debt deduction over the amount deductible under the experience method, as discussed below. Alternative minimum tax paid can be credited against regular tax due in later years.

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

                                        Net Book
                               Year    Value as of     Square      Leased/
                              Opened  March 31, 1998    Feet        Owned
                              ------  --------------    ----        -----

Bellingham Main Office        1971      $1,097,284     19,179       Owned
 1500 Cornwall Avenue
 Bellingham, WA 98225

Bellingham/Meridian.          1987         800,090      4,650       Owned
 4110 Meridian
 Bellingham, WA 98226

Ferndale Office.              1976         371,185      3,692       Owned
 Third and Main
 Ferndale, WA 98248

Lynden Office.                1981         431,651      3,702       Owned
 Third and Grover
 Lynden, WA 98264

Blaine Office.                1976         583,264      3,610       Owned
 Fourth & "H" Streets
 Blaine, WA 98230

Mount Vernon Office.          1976         241,443      3,275       Owned
 1503 Riverside Dr.
 Mount Vernon, WA 98273

Anacortes Office              1987         879,324      3,650       Owned
 1218 Commercial Avenue
 Anacortes, WA 98221

Snohomish Office              1987         170,907      1,388       Owned
 620 2nd Street
 Snohomish, WA 98290

Everett Office                1991          37,587      1,972       Leased
 909 S.E. Everett Mall Way
 #E-500  Everett, WA 98208

Burlington Office.            1994       1,236,022      3,980       Owned
 1020 S. Burlington Blvd
 Burlington, WA  98232

Edmonds Office.               1994          54,966      1,597       Leased
 315 Fifth Avenue South
 Suite A&B  Edmonds, WA  98020

                     (table continued on following page)

                                        Net Book
                               Year    Value as of     Square      Leased/
                              Opened  March 31, 1998    Feet        Owned
                              ------  --------------    ----        -----

Mill Creek Office              1995      $91,090       1,945       Leased
 13416 Bothell Everett Hwy.
 Suite 201  Mill Creek,
 WA 98012

Barkley*                       1999       51,655*         --       Owned

-------------
*Reflects earnest money deposit, plus architecture fees paid to date.

      At March 31, 1998, the aggregate book value of the Corporation's premises and equipment was $6,046,468.

Item 3.  Legal Proceedings
--------------------------

      Neither the Corporation nor the Bank is engaged in any legal proceedings of a material nature at the present time. From time to time it is a party to legal proceedings wherein it enforces its security interest in loans made by it.

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------

         Not applicable.

                             PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters
----------------------------------------------------------

      The information contained in the section "Corporate Information -- Stock Prices and Dividend Information" in the Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The information contained in "Item 1 - Business - Selected Financial Data" in this Form 10-K is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     The information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The financial statements contained in the Annual Report which are listed under Item 14 herein, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
---------------------------------------------------------

     Not applicable.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Registrant's Proxy Statement is incorporated herein by reference.

     The executive officers of the Corporation and the Bank are as follows:

Name                    Age       Position
----                    ---       --------

George W. Gust          68        Chairman of the Board of the
                                  Corporation

V. Lawrence Evans       51        Chief Executive Officer and President
                                  of the Corporation; and Chairman of
                                  the Board, Chief Executive Officer
                                  and President of the Bank

Richard P. Jacobson     35        Vice President and Secretary of the
                                  Corporation and Senior Vice
                                  President and Secretary of the Bank

Judy E. Boxx            56        Vice President of the Bank

Jeffrey H. Jansen       40        Vice President of the Bank

Karen A. LePage         57        Vice President of the Corporation and
                                  the Bank

Karla C. Lewis          51        Senior Vice President of the Bank

Merwyn G. Murk          59        Vice President of the Bank

Donald A. Wolf          49        Vice President of the Bank

Kelli J. Holz           29        Vice President of the Corporation
                                  and the Bank

Sandra R. Mathewson     38        Vice President of the Bank

Carla J. Williams       52        Vice President of the Bank

      The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Bank during at least the past five years:

      GEORGE W. GUST joined the Bank in 1975 and has served as the Chairman of the Board of Directors of the Corporation since its formation in 1995. Mr. Gust also served as Chairman of the Bank from August 1984 until July 1997. Effective May 14, 1990, Mr. Gust resigned as President.

      V. LAWRENCE EVANS joined the Bank in 1972 and served as the Bank's Executive Vice President/Finance from 1983 to May 14, 1990 at which time, Mr. Evans was appointed President of the Bank. On March 26, 1991, Mr. Evans was appointed Chief Executive Officer of the Bank and in July 1997, Mr. Evans was appointed Chairman of the Board of the Bank.

      RICHARD P. JACOBSON worked for Horizon Bank from 1985 to 1992. From April 1992 to May 1994, he worked as a real estate appraiser for a local appraisal company. He re-joined the Bank in May of 1994 and was appointed Vice President/Finance and Corporate Secretary in December 1994. In March 1998, Mr. Jacobson was appointed Senior Vice President of the Bank.

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

      KARLA C. LEWIS joined Horizon Bank in 1973. From 1983 to December 1994, she was the Manager of the Loan Servicing Department. She was appointed Vice President in June 1987 and is currently the Bank's Chief Lending Officer. In March 1998, Ms. Lewis was appointed Senior Vice President of the Bank.

      MERWYN G. MURK joined the Bank in 1969 and has been manager of the Savings Department since 1972. He was appointed Vice President in October 1977.

      DONALD A. WOLF joined Horizon Bank in 1973. He has been the Bank's Operations manager since October 1984. Mr. Wolf was appointed Vice President in June 1987.

      KELLI J. HOLZ, CPA, joined the Bank in 1988. From 1991 to 1998 she was the Manager of the Internal Audit Department. In March 1998, she was appointed Vice President and is currently acting as Controller of the Bank.

      SANDRA R. MATHEWSON joined the Bank in 1986. She was appointed Vice President in March 1998 and is currently the Sales and Service Manager for the Bank.

      CARLA J. WILLIAMS joined the Bank in 1988. She was appointed Vice President in March 1998 and is currently the Bank's Loan Production Manager.

Item 11.  Executive Compensation
--------------------------------

      Information regarding management compensation and transactions with management and others is incorporated by reference to the section captioned "Proposal I - Election of Directors" in the Proxy Statement.
                                29
PAGE

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

      (a) Security Ownership of Certain Beneficial Owners

      Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

      (b) Security Ownership of Management

      Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement.

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

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) (1) Financial Statements
        --------------------

        Independent Auditor's Report*

         Consolidated Statement of Financial
           Position, March 31, 1998 and 1997*

         Consolidated Statement of Income for the years ended
           March 31, 1998, 1997 and 1996*

         Consolidated Statement of Stockholders' Equity for the years ended March 31, 1998, 1997 and 1996*

         Consolidated Statement of Cash Flows for the years ended March 31, 1998 1997 and 1996*

         Notes to Consolidated Financial Statements*

         __________________
         * Contained in the Annual Report filed as Exhibit 13 hereto and incorporated herein by reference.

     (2) All required financial statement schedules are included in the Notes to Consolidated Financial Statements.

(b) The Corporation did not file any Current Reports on Form 8-K during the quarter ended March 31, 1998.

(c) Exhibits
    --------

    (3.1) Articles of Incorporation of Horizon Financial, Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
    (3.2) Bylaws of Horizon Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
    (10.1) Amended and Restated Employment Agreement with V. Lawrence Evans (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
    (10.2) Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
    (10.3) 1986 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
    (10.4)      1995 Stock Option Plan (incorporated by reference to Exhibit
                99.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
    (13)        Annual Report to Stockholders
    (21)        Subsidiaries of the Registrant
    (23)        Consent of Auditors
    (27)        Financial Data Schedule

                            SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HORIZON FINANCIAL CORP.

Date:  June 23, 1998            By: /s/ George W. Gust
                                    ------------------------------
                                    George W. Gust
                                    Chairman of the Board
                                    (Duly Authorized Representative)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/George W. Gust               By: /s/Robert C. Diehl
    ----------------------------        -----------------------------
    George W. Gust                      Robert C. Diehl
    Director and Chairman of            Director
    the Board

    Date:  June 23, 1998                Date:  June 23, 1998

By: /s/V. Lawrence Evans            By: /s/Fred R. Miller
    ----------------------------        -----------------------------
    V. Lawrence Evans                   Fred R. Miller
    Principal Financial                 Director
    Officer, Chief Executive
    Officer and President

    Date:  June 23, 1998                Date:  June 23, 1998

 By: /s/Kelli J. Holz               By: /s/L.M. Strengholt
    ----------------------------        -----------------------------
    Kelli J. Holz                       L. M. Strengholt
    Principal Accounting Officer        Director

    Date:  June 23, 1998                Date:  June 23, 1998

By: /s/ Maurice D. Fox              By: /s/ Frank G. Uhrig
    ----------------------------        -----------------------------
    Maurice D. Fox                      Frank G. Uhrig
    Director                            Director

    Date:  June 23, 1998                Date:  June 23, 1998

By: /s/ Richard D. Haggen           By: /s/Gary E. Goodman
    ----------------------------        -----------------------------
    Richard D. Haggen                   Gary E. Goodman
    Director                            Director

    Date:  June 23, 1998                Date:  June 23, 1998

                             Exhibit 13

                  Annual Report to Stockholders

                       HRZB
                       HORIZON FINANCIAL CORP.



                       FISCAL 1998 ANNUAL REPORT

CORPORATE PROFILE
==============================================================================
     Horizon Financial Corp. is a financial services holding company based in Bellingham, Washington. The Corporation operates an FDIC-insured subsidiary, Horizon Bank, through twelve full-service offices located in Whatcom, Skagit, and Snohomish counties. Originally founded in 1922 as a savings and loan association, Horizon converted to a mutual savings bank in 1979, and then converted to a publicly traded company through an initial public offering in August 1986. The conversion to the holding company structure occurred in October 1995.

     Horizon's mission statement is "To be a financial leader in quality service and customer trust, while maximizing shareholder return." To this end, the Corporation's business consists of attracting checking and savings deposits and originating consumer, residential, and commercial real estate loans. Horizon has shown consistent profitability since its founding, and is noted for its strong capital base, high profitability, good control of expenses, and low rate of nonperforming loans. We invite you to review the enclosed material and we thank you for your continued support.




Corporate Profile ................................................  1
Financial Highlights .............................................  2
Letter to Stockholders ...........................................  3
Management's Discussion & Analysis ...............................  7
Quantitative and Qualitative Disclosure About Market Risk.....11 - 12

Consolidated
Financial Statements

Independent Auditor's Report...................................... 14
Statements of Financial Position.................................. 15
Statements of Income ............................................. 16
Statements of Stockholders' Equity................................ 17
Statement of Cash Flows........................................... 18
Notes to Consolidated Financial Statements....................19 - 40
Directors & Officers.............................................. 41
Corporate Information ............................................ 42
Office Locations ................................................. 43

=============================================================================
                                      1

                                                          FINANCIAL HIGHLIGHTS
==============================================================================

Thousands of dollars except common share data

  Years Ended March 31         98         97         96         95         94
------------------------------------------------------------------------------
Balance sheet data
 total amount of
  Assets                 $547,146   $515,341   $488,968   $457,478   $424,636
  Loans outstanding       433,697    399,078    389,651    360,120    340,421
  Cash and investment
    securities            101,499    104,356     87,662     83,782     71,795
  Deposits                450,125    424,811    402,676    377,703    351,506
  Stockholders' equity     83,895     78,509     79,147     72,685     65,995
------------------------------------------------------------------------------
Summary of Operations
  Interest income         $40,901    $38,711    $37,082    $33,989    $33,619
  Interest expense        (22,235)   (20,832)   (20,773)   (16,948)   (15,227)
  Net interest income      18,666     17,878     16,309     17,041     18,392
  Other income              1,691      1,583      1,293      1,220      1,692
  Non-interest expense(1)  (7,920)    (7,661)    (6,795)    (7,281)    (7,813)
  Income before taxes      12,437     11,800     10,807     11,255(3)  12,271
  Income taxes             (4,215)    (3,997)    (3,586)    (3,734)(3) (4,263)
  Net income               $8,222     $7,803     $7,221     $7,521     $8,008
------------------------------------------------------------------------------
Per Common Share(2)
  Basic earnings            $1.11      $1.04      $0.96      $1.01      $1.08
  Dividends                  0.83(5)    0.75(4)    0.32       0.31       0.29
  Equity                    11.22      10.61      10.46       9.70       8.91
  Weighted average
   shares outstanding   7,435,782  7,478,666  7,535,956  7,460,697  7,400,736
------------------------------------------------------------------------------
1 Includes provision for loan losses.
2 Restated for 15% stock dividend declared April 22, 1997; 10% stock dividend declared June 28, 1994.
3 Includes gain on sale of Trust Department.
4 Includes special cash dividend of $0.35 declared November 21,1996.
5 Includes special cash dividend of $0.40 declared January 28,1998.


Bar graphs appear below table as follows:

Assets:                  Deposits:            Loans Receivable:

  1994: $424.6           1994: $351.5         1994: $340.4
  1995: $457.5           1995: $377.7         1995: $360.1
  1996: $489.0           1996: $402.7         1996: $389.7
  1997: $515.3           1997: $424.8         1997: $399.1
  1998: $547.2           1998: $450.1         1998: $433.7

==============================================================================
                                     2

LETTER TO STOCKHOLDERS
==============================================================================

To our stockholders and customers,

     Horizon Financial Corp. is pleased to provide you with this report on our performance. Fiscal 1998 was a good year for the Corporation. Demand for the Bank's products and services hit record levels, Horizon's profitability increased, our stock attained an all-time high, and we moved forward with a renewed focus on creating value for our stockholders, customers, and the communities we serve.

     Over the years, we have made a concerted effort to build on the value our customers have come to expect at Horizon. We expanded our product offering during the year, with the introduction of our Visa check card, telephone banking, and our new internet web site. Our home equity line of credit grew in popularity, as did our home loans -- which offer free prequalification and credit approval in only five minutes. These new products serve to expand Horizon's appeal to a wider segment of the market and make it easier for more people to do their banking with Horizon.

     Providing exceptional customer service is an integral part of creating and maintaining value for our customers. All employees at Horizon participate in an ongoing training program that hones their customer service skills, enhances their product knowledge, and encourages employees to become a resource for their customers' financial services needs. Each year, we measure our success at providing excellent customer service through feedback received from our customers and through a mystery shopping program that is conducted by an independent research firm.

Bar graphs for Return on Assets and Return on Equity appear to the right side of the above text:

Return on Assets:

                                 1994     1995     1996     1997     1998
                                 -----------------------------------------
  Horizon Financial Corp.        1.96%    1.71%    1.53%    1.55%    1.55%

  Washington Public Thrifts*     1.57%    0.91%    0.73%    0.36%    0.62%

*Source: SNL Quarterly Thrift Digest, June 1998


Return on Equity

                                 1994     1995     1996     1997     1998
                                 -----------------------------------------
  Horizon Financial Corp.       12.80%   10.85%    9.51%    9.90%   10.12%

  Washington Public Thrifts*    17.56%   14.06%   11.89%    5.61%   10.01%

*Source: SNL Quarterly Thrift Digest, June 1998

==============================================================================

The mystery shopping program compares Horizon's service levels to that of our local competition. We are pleased to report that Horizon continues to rank above its competition for the quality of customer service we provide. Improving our customer service is a continuous process at Horizon.

     Demand for Horizon's products and services have never been higher. Loan volume grew to a record $161.1 million for the year, which was an increase of over 46 percent. Relatively low interest rates helped to spur volume for residential home loans, which made up the majority of the Corporation's business. But Horizon also made progress on diversifying its loan mix by pursuing higher yield consumer loans and commercial real estate loans which, combined, represented $35.1 million, or 22 percent of Horizon's loan volume.

     It was also a good year for deposit growth which increased by $25.3 million. This was a solid increase for Horizon, given the competitive deposit environment and relatively flat yield curve. We are particularly pleased with the growth Horizon experienced in Snohomish County. The four Snohomish County offices collectively increased their deposit base by 27 percent, which represents over 45 percent of Horizon's deposit growth. Communities such as Edmonds and Snohomish have responded very favorably to the "hometown feel" of service at Horizon.

     Increasing shareholder return is one of the Corporation's long-term objectives and is one of the ways Horizon measures its success in building value for its stockholders.

Bar graphs for Nonperforming Assets and Efficiency Ratio appear to the left of the above text:

Nonperforming Assets:

                                 1994     1995     1996     1997     1998
                                 -----------------------------------------
  Horizon Financial Corp.        0.00%    0.01%    0.00%    0.01%    0.01%

  Washington Public Thrifts*     0.86%    1.16%    1.31%    1.09%    0.81%

*Source: SNL Quarterly Thrift Digest, June 1998

Efficiency Ratio:

                                 1994     1995     1996     1997     1998
                                 -----------------------------------------
  Horizon Financial Corp.        37.1%    39.2%    38.0%    38.3%    37.2%

  Washington Public Thrifts*     47.2%    53.7%    58.4%    55.0%    49.9%

*Source: SNL Quarterly Thrift Digest, June 1998

==============================================================================
                                       4

Earnings per share and return on equity are two of the key measures of shareholder value and we are pleased to report that both showed a solid increase. Basic earnings per share increased 7 percent to $1.11 and return on equity ended the year in double digits at 10.12 percent. One of the methods Horizon uses to continue to enhance shareholder return is to repurchase the Corporation's common stock. In March of this year, the Board of Directors renewed Horizon's stock repurchase plan, which allows Horizon to repurchase up to 747,000 shares, or approximately 10 percent of the Corporation's outstanding stock. As the opportunity to acquire shares at reasonable prices presents itself, we plan on continuing to do so. Horizon has also increased shareholder return by raising the dividends paid on its common stock. Over the course of the last year, Horizon increased its regular quarterly cash dividend by over 26 percent to $0.11 per share, and we paid a special cash dividend of $0.40 per share.

     Horizon's stock achieved an all-time high of $19-3/8 in March, and ended the fiscal year up over 54 percent. Combined with cash dividend payments totaling $0.83 per share and the effect of the 15 percent stock dividend that was paid in May 1997, the total annual return for Horizon Financial Corp.'s common stock was over 60 percent.

     Plans to expand are also underway. We are pleased to announce that Horizon has signed a letter of intent to purchase land for a new office located in Bellingham, near the Barkley Village shopping center. This area of Bellingham has experienced much growth over the past two years and the new office will position Horizon well to serve this growing community. We are excited about the possibilities the new office holds for improving service to our customers and for expanding our market.

     We believe that planning for our future is an integral part of our continued success. The Board of Directors recently approved plans to upgrade Horizon's computer system, purchase a new teller and customer service platform system, and to implement a wide-area network among its offices. Investing in these improvements will allow the Bank to better serve its customers and provide Horizon with a foundation upon which future technologies may be built. Completion of the upgrades is anticipated later in fiscal 1999.

     During the year, we have also diligently worked on addressing concerns regarding the "year 2000 issue." Simply put, the "year 2000 issue" is the recognition that software programs that use a two-digit expression of the year will not be able to differentiate between the year 1900 or the year 2000. For this reason, Horizon is working closely with its data processor, as well as its other vendors, suppliers, and regulators to make sure that all our systems have been tested for compliance with the year 2000. We anticipate that testing will be completed before the end of 1998 (see footnote 21 in consolidated financial statements).

==============================================================================
                                  5

                                                      LETTER TO STOCKHOLDERS
==============================================================================
     Horizon is also pleased to announce the appointment of a new member to its Board of Directors. Gary E. Goodman, Refinery Manager for Tosco Refining Company, in Ferndale, Washington, became the ninth member of the Board of Directors as of May 1, 1998. He was chosen because of his familiarity with the local area, his wide range of experience, and his civic involvement.
We're very happy to have Gary on our Board.

     Fiscal 1998 was a successful year for Horizon. We continued to enhance our efficiency and profitability, and our performance improved. We strived to provide exceptional service to our customers and we witnessed their positive response. Moving forward, we will continue to put our stockholders, customers, and the communities we serve at the forefront of our efforts. We thank our stockholders for their continued support, and we look forward to the Annual Meeting of Stockholders on July 28.

/s/V. Lawrence Evans
--------------------
V. Lawrence Evans
President and Chief Executive Officer

/s/George W. Gust
---------------------
George W. Gust
Chairman of the Board

==============================================================================
                                  6

MANAGEMENT'S DISCUSSION & ANALYSIS
==============================================================================

General

     Horizon Financial Corp. was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank, effective October 13, 1995. The Corporation, as a bank holding company, has a number of additional options and operating advantages over the Bank. These include, but are not limited to: expanded business diversification options; flexibility in acquisitions; and the ability to repurchase its own stock without incurring the adverse tax consequences of recapturing portions of the Bank's bad debt reserve.

     The Bank was organized in 1922 as a Washington state chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979, the Bank converted to a Washington state chartered mutual savings bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). On August 12, 1986, the Bank converted to a state chartered stock savings bank. The primary business of the Bank is to acquire funds in the form of savings deposits and to use the funds to make loans secured by residential and commercial properties in the Bank's primary market area. The Bank's operations are conducted through 12 full-service office facilities, located in Whatcom, Skagit and Snohomish counties in Northwest Washington.

     At its March 26, 1996 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 655,000 shares) of the Corporation's outstanding common stock over a 24 month period. This authorization ended in March of 1998. Subsequently, at its March 19, 1998 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 747,000 shares) of the Corporation's outstanding common stock over the next 24 months.

     During the fiscal year ended March 31, 1998, the Corporation repurchased no shares of its common stock, compared to repurchasing 249,090 shares in the prior fiscal year (restated for the 15% stock dividend declared in April
1997). The Corporation paid a special cash dividend of $0.40 per share in the fourth quarter of its fiscal year, in addition to the quarterly dividends paid throughout the year.

Financial Condition

     Total consolidated assets for the Corporation as of fiscal year-end March 31, 1998 were $547,146,296, an increase of 6.17% from the March 31, 1997 level of $515,341,339. This increase in assets was due primarily to the growth in loans receivable, which increased 8.67% to $433,697,267 from $399,078,123. Real estate and commercial loans originated for fiscal 1998 were $148,660,761, of which 40% were refinances, compared to fiscal 1997 of $100,579,512 with 31% refinances. The increase in total real estate loan originations in fiscal 1998 was the result of lower long-term interest rates and continued strong demand for refinance mortgages, particularly in the last quarter of the Bank's fiscal year. Consumer lending originations increased as well, with annual activity increasing to $12,462,472 from $9,606,372 in fiscal 1997. The consumer loan growth was due in large part to the popularity of Horizon Prime Line, which is the Bank's home equity line of credit product.

     The Bank sold $29,370,377 of real estate loans in fiscal 1998, compared to $5,038,461 in fiscal 1997. The Bank sells real estate loans during periods of increased loan volume to improve the Bank's cash flow and to manage its interest rate risk profile. In addition to these cash sales, the Bank securitized $12,622,660 in long term, fixed rate mortgages during fiscal 1998, compared to $28,123,822 in fiscal 1997. These securitizations shifted loans from loans receivable into the investment portfolio, which enhanced the Bank's liquidity position and


==============================================================================
                                    7

                                           MANAGEMENT'S DISCUSSION & ANALYSIS
==============================================================================

decreased the credit risk associated with the loans receivable.

     Total liabilities were $463,251,499 at March 31, 1998 an increase of 6.05% from $436,832,325 at March 31, 1997. The increase in liabilities was due primarily to the growth in savings deposits, which increased 5.96% to $450,125,058 from $424,811,286.

     Shareholder equity in fiscal 1998 increased 6.86% to $83,894,797 from $78,509,014 at fiscal 1997 year end. This increase is due in large part to the net unrealized gain in the Bank's available-for-sale portion of its investment portfolio. This segment of the balance sheet increased to $3,135,677 at March 31, 1998 from $624,833 at March 31, 1997, due primarily to unrealized gains in the Bank's common stock holdings. The overall growth in the total stockholder's equity is net of the $0.44 per share of regular cash dividends, and the $0.40 per share special cash dividend paid in the last quarter of the Bank's fiscal year. This special dividend was paid in an effort to enhance the total return to shareholders, improve return on equity, and to reduce the Corporation's capital-to-asset ratio. The Corporation remains strong in terms of its capital position, with a shareholder equity-to-assets ratio of 15.33% at March 31, 1998, compared to 15.23% at March 31, 1997.

Net Interest Income

     Net interest income in fiscal 1998 was $18,665,514, a 4.40% increase from fiscal 1997 of $17,878,339, compared to $16,308,806 in fiscal 1996. Total interest income increased in fiscal 1998 to $40,900,914, a 5.66% increase from fiscal 1997 of $38,710,639, compared to $37,082,271 in fiscal 1996.

     Interest income on loans in fiscal 1998 was $35,008,202, a 3.54% increase from $33,812,005 in fiscal 1997, compared to $32,145,266 in fiscal 1996. The Bank's weighted average yield on loans was 8.40% in fiscal 1998, compared to 8.39% in fiscal 1997 and 8.57% in fiscal 1996. Therefore, the increase in interest income from loans was due primarily to the overall growth in loans receivable.

     Interest and dividends on investments and mortgage-backed securities was $5,892,712 in fiscal 1998, a 20.29% increase from $4,898,634 in fiscal 1997, compared to $4,937,005 in fiscal 1996. This increase in fiscal 1998 was due primarily to the fact that the Bank has been shifting assets from loans receivable to investments by securitizing long-term fixed rate mortgages with the Federal Home Loan Mortgage Corporation in an effort to improve its liquidity and to better manage its interest rate risk profile. The Bank's weighted average yield on investments increased in fiscal 1998 to 6.48% from 6.31% in fiscal 1997 and 6.43% in fiscal 1996. The weighted average yield on all earning assets was little changed, increasing to 8.06% in fiscal 1998 from 8.05% in fiscal 1997, compared to 8.21% in fiscal 1996. Therefore, the improvement in the Bank's total interest income is primarily attributable to the overall growth in its interest earning assets.

     Total interest expense in fiscal 1998 increased to $22,235,400, a 6.74% increase over fiscal 1997 of $20,832,300, compared to $20,773,465 in fiscal 1996. This increase in fiscal 1998 occurred while the Bank's deposit base increased by 5.96%. The Bank's cost of savings increased in fiscal 1998 to 5.12% from 5.07% in fiscal 1997, compared to 5.36% in fiscal 1996. The primary reason for the increase in fiscal 1998 was the increased competition for funds that the Bank faced in attracting deposits in its markets. This continues to be a challenge, as the Bank faces an increased number of bank and non-bank competitors for consumers' deposits and investments.
==============================================================================

MANAGEMENT'S DISCUSSION & ANALYSIS
==============================================================================

Provision for Losses on Loans

     The provision for losses on loans increased in fiscal 1998 to $355,000 from $200,400 in fiscal 1997 and $110,000 in fiscal 1996. These figures include both specific and general reserves. As of March 31, 1998, the allowance for loan loss reserves was $3,611,150. The general and specific reserves as of March 31, 1998 represent .83% of loans receivable, compared to
 .85% as of March 31, 1997 and .83% at March 31, 1996. The Bank's management considers this to be an adequate level of reserves at this time.

     While the Bank has considered it to be a prudent practice to add to its loan loss reserve over the last several years, the ratio of loans delinquent, in foreclosure, or real estate owned to loans receivable has been less than
 .01% for each of the past six years. As of March 31, 1998, there were two loans in the Bank's portfolio over 90 days delinquent, with balances totaling $50,345. The Bank has allocated a reserve of $25,000 for one of these loans. This consistently low delinquency rate shows a commitment by the Bank to maintain strong underwriting requirements, along with the strength and stability of the local economy. No assurances, however, can be given as to future delinquency levels.

Non-Interest Income

     Non-interest income in fiscal 1998 was $1,691,273, an increase of 6.84% from fiscal 1997 of $1,583,063, compared to $1,292,768 in fiscal 1996. Service fee income was $1,191,004 in fiscal 1998, a 14.82% increase from fiscal 1997 of $1,037,308, compared to $958,610 in fiscal 1996. This increase in fiscal 1998 was due in large part to increases in fee income (e.g. escrow fees) related to the increased loan origination activity for the year, along with increased servicing fee income from loans sold in the secondary market.

     The net gain on sale of loans and investments decreased to $83,508 in fiscal 1998, from $268,915 in fiscal 1997, compared to $7,468 in fiscal 1996. These differences were due to the varying amounts of gains recognized from the sale of loans, investments and common stocks in each of these years.

     Other non-interest income increased in fiscal 1998 to $416,761 from $276,840 in fiscal 1997, compared to $326,690 in fiscal 1996. One of the primary factors affecting this difference in fiscal 1998 was an adjustment of $150,000 in specific loan loss reserves due to a large principal reduction on a loan with an allocated reserve.

Non-Interest Expense

     Non-interest expense in fiscal 1998 increased to $7,565,253, a 1.40% increase from fiscal 1997 of $7,460,889, compared to $6,684,505 in fiscal 1996. Compensation and employee benefits decreased 4.13% in fiscal 1998 to $3,993,022 from $4,164,945 in fiscal 1997, compared to $3,694,053 in fiscal
1996. This difference was due primarily to the one-time recognition of $277,525 in expenses relating to the Bank's retirement program in fiscal 1997. Without this item, compensation and employee benefits would have increased 2.72% in fiscal 1998, and the 1997 expense would have represented a 5.23% increase over fiscal 1996 figures.

     Building occupancy expense was $1,152,365 in fiscal 1998, a 2.84% increase from $1,120,585 in fiscal 1997, compared to $1,075,275 in fiscal 1996. FDIC insurance expenses in fiscal 1998 increased to $54,202 from $14,297 in fiscal 1997, compared to $246,686 in fiscal 1996. The primary reason for this difference is due to the fact that during the first three quarters of fiscal 1997, the Bank was only required to pay the statutory minimum of $500 per quarter for its FDIC insurance. Data processing expenses increased significantly in fiscal 1998 to $612,799 from $413,512 in fiscal 1997, compared to $388,946 in fiscal 1996. This increase is due in

==============================================================================
                                    9

                                           MANAGEMENT'S DISCUSSION & ANALYSIS
==============================================================================

large part to the recognition of expenses relating to upgrading the technology at the Bank, including upgrading many of the Bank's personal computers, the installation of a teller platform system and the implementation of a wide-area network. The benefits of these enhancements should include: an enhanced operating platform for tellers and new accounts personnel; a faster, more powerful computer network capable of interoffice communication and file sharing; and a better foundation for future technologies and more efficient operations. Advertising expenses increased 19.48% to $416,207 in fiscal 1998 from $348,342 in fiscal 1997, compared to $322,917 in fiscal 1996. This increase is due in part to expenses relating to the Bank's web-site, which was launched during the year, and can be viewed at http://www.horizon-bank.com. Other non-interest expenses decreased 4.47% in fiscal 1998 to $1,336,658 from $1,399,208 in fiscal 1997, compared to $956,628 in fiscal 1996.

Provisions for Income Tax

     Income tax expense increased to $4,214,657 in fiscal 1998, from $3,996,693 in fiscal 1997, and $3,585,991 in fiscal 1996. The Bank's effective tax rate was approximately 33-34% in each of the past three fiscal years.

Net Income

     Annual earnings of $8,221,877 for fiscal 1998 represent a 5.36% increase from fiscal 1997 earnings of $7,803,420, compared to fiscal 1996 earnings of $7,221,078. Basic earnings per share for fiscal 1998 were $1.11 on weighted average shares of 7,435,782, compared to basic earnings per share of $1.04 on weighted average shares of 7,478,666 in fiscal 1997, and basic earnings per share of $0.96 on weighted average shares of 7,535,956 in fiscal 1996 (as restated for the 15% stock dividend declared in April 1997).

Liquidity and Capital Resources

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At March 31, 1998, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $19,279,948.

     As of March 31, 1998, the total book value of investments and mortgage-backed securities was $89,869,807 compared to a market value of $94,938,374 with an unrealized gain of $5,068,567. On March 31, 1997, the book value of investments and mortgage-backed securities was $98,991,955 compared to a market value of $99,719,336, with an unrealized gain of $727,381. The Bank foresees no factors that would impair its ability to hold debt securities to maturity.

     The Bank's primary sources of funds are cash flow from operations, which consist primarily of mortgage loan repayments, deposit increases, loan sales, and cash received from the maturity or sale of investment securities. The Bank's liquidity fluctuates with the supply of funds and management believes that the current level of liquidity is adequate at this time. If additional liquidity is needed, the Bank's options include, but are not necessarily limited to: 1) selling additional loans in the secondary market; 2) entering into reverse repurchase agreements; 3) accepting additional jumbo and/or public funds deposits; or 4) accessing the discount window of the Federal Reserve Bank of San Francisco. The Bank had no borrowings against any kind of credit as of March 31, 1998, other than its deposit liabilities to its customers.

     Shareholder's equity as of March 31, 1998 was $83,894,797 or 15.33% of assets, which exceeds the 5.0% minimum required by the FDIC in order to be considered well capitalized.

==============================================================================
                                    10

MANAGEMENT'S DISCUSSION & ANALYSIS
==============================================================================

The Bank's total risk-adjusted capital ratio as of March 31, 1998 was 28.46%, which also exceeds the well-capitalized minimum of 10% required by the FDIC.

Forward Looking Statements

     In this document, Horizon has included certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing Horizon of the protections of such safe harbor with respect to all "forward looking statements". Horizon has used "forward looking statements" to describe future plans and strategies, including expectations of Horizon's potential future financial results. Management's ability to predict results or the effect of future plans and strategies is inherently uncertain. Factors that could effect results include, but are not limited to: the future level of interest rates, industry trends, general economic conditions, loan delinquency rates, and changes in state and federal regulations. These factors should be considered when evaluating the "forward looking statements" and undue reliance should not be placed on such statements.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

     The Bank's largest component of market risk continues to be interest rate risk. Currently, the Bank's assets and liabilities are not directly exposed to foreign currency or commodity price risk. At March 31, 1998, the Bank had no off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments.

     One method of analyzing an institution's interest rate risk position is an interest rate sensitivity GAP analysis. The interest rate GAP is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period, and the interest-bearing liabilities maturing or repricing within that same time period. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities during the same period. A GAP is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest sensitive assets. At March 31, 1998, the Bank's one year GAP position was a negative 38.67%, compared to a negative 34.53% at March 31, 1997. The Bank has historically been considered liability sensitive with its negative GAP position, due to the assumption that its liabilities (primarily comprised of certificates of deposit) would reprice more rapidly than its assets (which are primarily longer term mortgages). For example, in a rising rate environment, the Bank's cost of savings should rise more rapidly than its yield on its mortgages, as these liabilities reprice more rapidly than the Bank's assets. The result to the Bank's operation should likely be a compression of its net interest margin, which is the primary factor currently affecting the Bank's income statement. Conversely, in a falling rate environment, the Bank's liabilities should likely reprice more rapidly than its assets, resulting in an improvement in its net interest margin. Other factors, such as prepayments on mortgages and investments, the interest rate sensitivity of deposits, and general economic conditions can also have significant effects on the Bank's performance in a changing interest rate environment.

     In addition to changes in the directions of interest rates, the Bank's long term performance is likely to be affected significantly by the shape and magnitude of the slope of the yield curve. The yield curve is a graphical representation of the relationship between short and long term interest rates. As mentioned above, the majority of the Bank's liabilities are in the form of certificates of deposit, most of which reprice or mature within one year. As such,

==============================================================================
                                     11

                                           MANAGEMENT'S DISCUSSION & ANALYSIS
==============================================================================

the rates paid on these liabilities are influenced primarily by rates at the short end of the yield curve. The Bank's composition of assets, however, is heavily weighted in long term fixed rate mortgages, which are generally affected more by the rates at the long end of the yield curve. Therefore, all else being equal, the Bank should generally be more profitable in the long run when there is slope in the yield curve with long term rates higher than short term rates. The current shape of the yield curve is very flat, a scenario which continues to present challenges to the Bank. The Bank's excellent asset quality, efficient operations, and healthy capital to assets ratio have allowed the Bank to continue to operate profitably, despite a very flat yield curve environment.

                    Quantitative Disclosures About Market Risk
------------------------------------------------------------------------------

     The table below represents the balances of the Bank's financial instruments at March 31, 1998. The expected maturity categories take into consideration projected prepayment rates as well as actual amortization of principal. In preparation of the table, numerous assumptions were made regarding prepayment rates and deposit activity based on current interest rate levels.

                        Average   Within    1 Year        After 2 Years  Beyond 5
                        Yield     1 Year    To 2 Years     To 5 Years     Years      Total     Fair Value
                        ---------------------------------------------------------------------------------
Dollars in thousands

Interest-Sensitive
Assets:

Loans receivable         8.40    $66,806     $47,655        $138,424    $180,812   $433,697    $438,828
Mortgage-backed
 securities              6.55      4,859       7,392          12,359      23,979     48,589      49,096
Investments and other
 interest-earning
 assets                  6.40     22,135      11,093           7,001       1,052     41,281      45,842

Interest-Sensitive
Liabilities:

Checking accounts        1.67          -      17,505          11,670           -     29,175      29,175
Money market/Ultimate
 accounts                3.81     27,732      13,867          13,866           -     55,465      55,465
Savings accounts         3.38          -      19,445          12,964           -     32,409      32,409
Certificates of deposit  5.77    239,741      33,086          22,258      37,991    333,076     334,751

Off-Balance Sheet Items:

Commitments to extend
 credit                  6.75     23,468           -               -           -     23,468      23,468
Unused lines of credit  10.00      3,904           -               -           -      3,904       3,904

/TABLE

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities, they may react in different degrees to changes in market interest rates. In addition, in the event of changes in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit might deviate significantly from those assumed in presenting the table. Therefore, the data presented in the table should not be relied upon as necessarily indicative of actual future results.

==============================================================================
                                   12

                       HORIZON FINANCIAL CORP.

                    Independent Auditor's Report
                               and
                  Consolidated Financial Statements
                    March 31, 1998, 1997 and 1996

                       [Moss-Adams LLP Letterhead]


                       INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Directors
Horizon Financial Corp.

We have audited the accompanying consolidated statement of financial position of Horizon Financial Corp. and its subsidiary as of March 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years ended March 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Financial Corp. as of March 31, 1998 and 1997, and the results of its operations and cash flows for each of the years ended March 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

/s/Moss Adams LLP
Bellingham, Washington
April 29, 1998

                          HORIZON FINANCIAL CORP.
               CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                          March 31, 1998 and 1997


                      ASSETS                         1998           1997
                                                ------------    ------------

Cash and cash equivalents                       $  6,878,615    $  4,416,862
Interest-bearing deposits                          9,980,349      10,398,316
Investment securities
  Available-for-sale (amortized cost 1998:
    $29,314,764; 1997: $24,008,966)               33,813,752      26,238,895
  Held-to-maturity (estimated fair value 1998:
    $2,047,811; 1997: $8,431,880)                  1,985,941       8,381,775
Mortgage-backed securities
  Available for sale (amortized cost 1998:
    $33,100,230; 1997: $36,512,300)               33,352,267      35,229,087
  Held-to-maturity (estimated fair value 1998:
    $15,744,195; 1997: $19,421,158)               15,488,523      19,690,598
Loans receivable                                 433,697,267     399,078,123
Accrued interest and dividends receivable          3,678,614       3,545,380
Income tax receivable                                      -         297,192
Bank premises and equipment, net                   6,046,468       6,130,683
Other assets                                       2,224,500       1,934,428
                                              --------------  --------------
TOTAL ASSETS                                  $  547,146,296  $  515,341,339
                                              ==============  ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                      $  450,125,058  $  424,811,286
Accounts payable and other liabilities             7,925,825       8,935,825
Advances by borrowers for taxes and insurance        920,995         898,950
Income tax currently payable                         124,893               -

Net deferred income tax liabilities                2,879,728         896,264
Deferred compensation                              1,275,000       1,290,000
                                              --------------  --------------
          Total liabilities                      463,251,499     436,832,325
                                              --------------  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value,
    10,000,000 shares authorized; none
    issued or outstanding                                  -               -

  Common stock, $1 par value, 30,000,000
    shares authorized; 7,726,762 and
    6,650,340 issued and outstanding,
    respectively                                   7,726,762       6,650,340
  Additional paid-in capital                      53,821,396      40,063,678
  Retained earnings                               22,509,593      34,518,794
  Debt related to ESOP                              (400,000)       (450,000)
  Net unrealized gain on securities classified
    as available-for-sale, net of tax              3,135,677         624,833
  Treasury stock, 249,090 and 216,600 shares,
    at cost                                       (2,898,631)     (2,898,631)
                                              --------------  --------------
          Total stockholders' equity              83,894,797      78,509,014
                                              --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  547,146,296  $  515,341,339
                                              ==============  ==============

            See accompanying notes to these financial statements.

                         HORIZON FINANCIAL CORP.
                   CONSOLIDATED STATEMENT OF INCOME
               Years Ended March 31, 1998, 1997 and 1996


                                      1998           1997           1996
                                -------------   -------------   -------------
INTEREST INCOME
  Interest on loans             $  35,008,202   $  33,812,005   $  32,145,266
  Interest and dividends on
   investments and mortgage-
   backed securities                5,892,712       4,898,634       4,937,005
                                -------------   -------------   -------------
     Total interest income         40,900,914      38,710,639      37,082,271
                                -------------   -------------   -------------
INTEREST EXPENSE
  Interest on deposits             22,235,400      20,832,300      20,773,465
                                -------------   -------------   -------------
     Net interest income           18,665,514      17,878,339      16,308,806

PROVISION FOR LOAN LOSSES             355,000         200,400         110,000
                                -------------   -------------   -------------
     Net interest income after
      provision for loan losses    18,310,514      17,677,939      16,198,806
                                -------------   -------------   -------------
NONINTEREST INCOME
  Service fees                      1,191,004       1,037,308         958,610
  Other                               416,761         276,840         326,690
  Net gain (loss) on sales of loans  (356,668)        (31,188)          2,891
  Net gain on sales of investment
    securities                        440,176         300,103           4,577
                                -------------   -------------   -------------
     Total noninterest income       1,691,273       1,583,063       1,292,768
                                -------------   -------------   -------------
NONINTEREST EXPENSE
  Compensation and employee
   benefits                         3,993,022       4,164,945       3,694,053
  Building occupancy                1,152,365       1,120,585       1,075,275
  Other expenses                    1,336,658       1,399,208         956,628
  FDIC insurance                       54,202          14,297         246,686
  Data processing                     612,799         413,512         388,946
  Advertising                         416,207         348,342         322,917
                                -------------   -------------   -------------
     Total noninterest expense      7,565,253       7,460,889       6,684,505
                                -------------   -------------   -------------
INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAX    12,436,534      11,800,113      10,807,069
                                -------------   -------------   -------------
PROVISION FOR INCOME TAX
  Current                           3,524,657       3,171,693       4,062,815
  Deferred                            690,000         825,000        (476,824)
                                -------------   -------------   -------------
     Total provision for income
      tax                           4,214,657       3,996,693       3,585,991
                                -------------   -------------   -------------
NET INCOME                      $   8,221,877   $   7,803,420   $   7,221,078
                                =============   =============   =============
BASIC EARNINGS PER SHARE        $        1.11   $        1.04   $        0.96
                                =============   =============   =============
DILUTED EARNINGS PER SHARE      $        1.09   $        1.03   $        0.95
                                =============   =============   =============

             See accompanying notes to these financial statements

                                             HORIZON FINANCIAL CORP.
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                     Years Ended March 31, 1998, 1997 and 1996

                                                                         Net
                                                                     Unrealized
                                                                        Gains
                Common Stock                                         (Losses) on
           --------------------  Additional                 Debt      Securities   Treasury
            Number of              Paid-in     Retained    Related    Available     Stock
             Shares     At Par     Capital     Earnings    To ESOP    For-Sale     at Cost      Total
           --------- ---------- ----------- ------------  ---------  ----------  ----------  -----------
BALANCE,
March 31,
1995       6,514,652 $6,514,652 $39,036,616 $ 26,426,840  $ (25,000) $  731,652  $    -      $72,684,760
 Repayment
  of debt
  related to
  Employee
  Stock
  Ownership
  Plan         -          -           -            -         25,000       -           -           25,000
 Cash divi-
  dends on
  common
  stock at
  $0.32 per
  share        -          -           -       (2,099,206)     -           -           -       (2,099,206)
 Dividend
  reinvest-
  ment plan   21,202     21,202     243,112        -          -           -           -          264,314
 Stock options
  exercised   44,100     44,100     136,147        -          -           -           -          180,247
 Net change
  in unreal-
  ized gain/
  loss on
  securities
  classified
  as avail-
  able-for-
  sale, net
  of taxes of
  $448,708     -          -           -            -          -         871,021       -          871,021
 Net income    -          -           -        7,221,078      -           -           -        7,221,078

            --------- ---------- ----------- ----------- ----------  ----------- ----------- -----------

BALANCE,
March 31,
1996        6,579,954  6,579,954  39,415,875  31,548,712      -        1,602,673       -      79,147,214
 Employee
  Stock
  Ownership
  Plan debt
  guarantee    -          -           -            -       (500,000)      -           -         (500,000)
 Repayment
  of ESOP
  related
  debt         -          -           -            -         50,000       -           -           50,000
 Cash divi-
  dends on
  common stock
  at $0.75 per
  share        -          -           -       (4,833,338)     -           -           -       (4,833,338)
 Dividend
  reinvest-
  ment plan   23,743     23,743     304,498        -          -           -           -          328,241
 Stock
  options
  exercised   46,643     46,643     343,305        -          -           -           -          389,948
 Net change
  in unreal-
  ized gain/
  loss on
  securities
  classified
  as avail-
  able-for-
  sale, net
  of taxes
  of $503,736   -         -           -            -          -        (977,840)      -         (977,840)
 Treasury
  stock
  purchased     -         -           -            -          -           -      (2,898,631)  (2,898,631)
 Net income     -         -           -        7,803,420      -           -           -        7,803,420
            --------- ---------- ----------- ----------- ----------  ----------- ----------- -----------
BALANCE,
March 31,
1997        6,650,340  6,650,340  40,063,678  34,518,794   (450,000)    624,833  (2,898,631)  78,509,014
 Repayment
  of ESOP
  related
  debt          -          -           -           -         50,000       -           -           50,000
 Cash divi-
  dends on
  common
  stock at
  $0.83 per
  share         -          -           -      (6,188,444)     -           -           -       (6,188,444)
 Dividend
  reinvest-
  ment plan    26,720     26,720     413,136       -          -           -           -          439,856
 Stock
  options
  exercised    51,750     51,750     308,834       -          -           -           -          360,584
 15% stock
  dividend    997,952    997,952  13,035,748 (14,033,700)     -           -           -            -
 Cash paid
  for frac-
  tional
  shares in
  connection
  with stock
  dividend      -          -           -          (8,934)     -           -           -           (8,934)
 Net change
  in unreal-
  ized gain/
  loss on
  securities
  classified
  as avail-
  able-for-
  sale, net
  of taxes of
  $1,293,465    -          -           -           -          -        2,510,844      -        2,510,844
 Net income     -          -           -       8,221,877      -            -          -        8,221,877
            --------- ---------- ----------- ----------- ----------  ----------- ----------- -----------
BALANCE,
 March 31,
 1998       7,726,762 $7,726,762 $53,821,396 $22,509,593 $ (400,000) $ 3,135,677 $(2,898,631)$83,894,797
            ========= ========== =========== =========== ==========  =========== =========== ===========

                                    See accompanying notes to these financial statements.
                                                           17

                            HORIZON FINANCIAL CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                   Years Ended March 31, 1998, 1997 and 1996
                Increase (Decrease) in Cash and Cash Equivalents


                                         1998        1997           1996
                                -------------  -------------  -------------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net income                    $   8,221,877  $   7,803,420  $   7,221,078
  Adjustments to reconcile net
   income to net cash provided
   by operating activities
  Depreciation                        449,141        443,827        441,623
  Amortization and deferrals,
   net                                 51,387       (724,355)        16,729
  Provision for loan losses           355,000        200,400        110,000
  Provision for deferred income
   tax                                690,000        825,000       (476,824)
  Changes in assets and
   liabilities
  Interest and dividends
   receivable                        (133,234)        69,557       (374,338)
  Interest payable                    (98,714)       (55,520)       147,879
  Federal income tax
   (receivable) payable               422,085       (363,307)     1,944,115
  Other assets                       (290,072)      (140,600)       202,470
  Other liabilities                  (904,241)     4,677,457       (180,051)
                                -------------  -------------  -------------
     Net cash flows from
       operating activities         8,763,229     12,735,879      9,052,681
                                -------------  -------------  -------------
CASH FLOWS FROM INVESTING
ACTIVITIES
  Change in interest-bearing
   deposits, net                      417,967     (1,642,012)     2,854,791
  Purchases of investment
   securities - available-
   for-sale                       (19,278,206)    (8,626,426)   (17,526,522)
  Proceeds from sales and
   maturities of investment
   securities - available-for-
   sale                            13,972,408     16,807,528     16,324,963
  Purchases of investment
   securities - held-to-maturity        -              -        (12,989,293)
  Proceeds from maturities of
   investment securities - held-
   to-maturity                      6,395,834      7,698,472      8,629,679
  Proceeds from maturities of
   mortgage-backed securities -
   held-to-maturity                22,544,856      3,388,227      2,565,224
  Purchases of mortgage-backed
   securities - held-to-maturity        -              -         (2,787,555)
  Purchases of mortgage-backed
   securities - available-
   for-sale                        (6,510,126)    (8,816,864)         -
  Proceeds from maturities of
   mortgage-backed securities -
   available-for-sale               4,202,075        712,754        264,545
  Proceeds from sales of loans     29,370,377      5,038,460     10,257,604
  Principal payments on loans      79,122,140     66,132,069     56,451,474
  Originations and purchases
   of loans                      (156,090,708)  (108,647,972)   (96,291,439)
  Purchases of bank premises
   and equipment                     (364,926)      (328,469)      (226,708)
                                -------------  -------------  -------------
     Net cash flows from
      investing activities        (26,218,309)   (28,284,233)   (32,473,237)
                                -------------  -------------  -------------
CASH FLOWS FROM FINANCING
ACTIVITIES
  Change in checking and
   savings accounts, net            2,349,945     13,055,711      4,770,671
  Proceeds from issuance of
   time deposits                  152,668,178    154,013,669    146,567,614
  Payments for maturing time
   deposits                      (129,704,352)  (144,934,530)  (126,365,297)
  Common stock issued, net            800,440        718,189        444,561
  Cash dividends paid              (6,197,378)    (4,833,338)    (2,099,206)
  Treasury stock purchased              -         (2,898,631)         -
                                -------------  -------------  -------------
     Net cash flows from
      financing activities         19,916,833     15,121,070     23,318,343
                                -------------  -------------  -------------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS                       2,461,753       (427,284)      (102,213)

CASH AND CASH EQUIVALENTS,
  beginning of year                 4,416,862      4,844,146      4,946,359
                                -------------  -------------  -------------
CASH AND CASH EQUIVALENTS, end
  of year                       $   6,878,615  $   4,416,862  $   4,844,146
                                =============  =============  =============
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the year for
   interest                     $  22,334,114  $  20,887,820  $  20,625,585
                                =============  =============  =============
  Cash paid during the year
   for income tax               $   3,110,000  $   3,535,000  $   2,118,000
                                =============  =============  =============
NONCASH INVESTING AND
FINANCING TRANSACTIONS
  Mortgage loans securitized
   and exchanged for FHLMC
   participation certificates   $  12,622,660  $  28,123,822  $       -
                                =============  =============  =============

             See accompanying notes to these financial statements.

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations - Horizon Financial Corp. (the "Company"), through its wholly-owned subsidiary, Horizon Bank (the "Bank"), provides a full range of mortgage lending services to borrowers and a full range of customer services to depositors through twelve branches located in Whatcom, Skagit and Snohomish Counties of Washington State. The Bank is an FDIC insured, state-chartered stock savings bank.

(b) Financial Statement Presentation and Use of Estimates - The financial statements have been prepared in accordance with generally accepted accounting principles and reporting practices applicable to the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of revenues and expenses for the period and assets and liabilities as of the balance sheet date. Actual results could differ from estimated amounts.

(c) Principles of Consolidation - As of March 31, 1998, 1997, and 1996, and for the years then ended, the consolidated financial statements include the accounts of Horizon Financial Corp. and its wholly-owned subsidiary, Horizon Bank. Westward Financial Services, Inc. is a wholly-owned subsidiary of Horizon Bank, whose accounts are also included in the consolidation. All material intercompany balances and transactions have been eliminated. Horizon Financial Corp. was formed during 1996.

(d) Cash and Cash Equivalents - Cash and cash equivalents consist of cash on hand and noninterest-bearing amounts due from banks.

(e) Investments in Interest-Bearing Deposits - Investments in interest-bearing deposits consist principally of federal funds sold to a major Seattle-area bank, repurchase agreements and short-term certificates of deposit with western Washington financial institutions.

(f) Investments and Mortgage-Backed Securities - The Company classifies its securities into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. Investment securities are categorized as held-to-maturity when the Bank has the positive intent and ability to hold those securities to maturity. Securities which are held-to-maturity are stated at cost, adjusted for amortization of premiums, and accretion of discounts which are recognized as adjustments to interest income.

Investment securities categorized as available-for-sale are generally held for investment purposes (to maturity), although unanticipated future events may result in the sale of some securities. Available-for-sale securities are recorded at fair value, with the net unrealized gain or loss included as a separate component of stockholders' equity net of the related tax effect. Realized gains or losses on dispositions are based on the net proceeds and the adjusted carrying amount of securities sold, using the specific identification method.

The Company did not have any investment securities categorized as trading securities at March 31, 1998 or March 31, 1997.

(g) Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

(h) Loans Receivable - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the yield on the related loans, using the interest method.

(i) Impaired Loans and Related Income - A loan is considered impaired when management determines that it is probable that all contractual amounts of principal and interest will not be paid as scheduled in the loan agreement. These loans include nonaccruing loans past due 90 days or more, loans restructured in the current year, and other loans that management considers to be impaired.

When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed and charged against interest income. Income on nonaccrual loans is then recognized only when the loan is brought current, or when, in the opinion of management, the borrower has demonstrated the ability to resume payments of principal and interest. Interest income on restructured loans is recognized pursuant to the terms of new loan agreements. Interest income on other impaired loans is monitored and based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan, or the observable fair market value of the loan, or the fair value of the loan's collateral.

(j) Mortgage Servicing Rights - During fiscal year 1997, the Company began to recognize the fair value of its retained mortgage servicing rights on loans sold or securitized, in accordance with Statement of Financial Accounting Standards No. 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Pursuant to these requirements, the Company allocates its total cost in mortgage loans between mortgage servicing rights and loans, based upon their relative fair values. Fair values are generally obtained through quoted market prices. The allocation of cost is made when the loan is originated if the Company has a definitive plan to sell or securitize the loan at that time, or, at the date of sale or securitization if a definitive plan did not exist at the date of origination. The Company generally retains mortgage servicing rights when loans are sold, and evaluates for impairment the costs allocated to these rights on a periodic basis. To account for possible impairment, the Company has established a valuation allowance to measure impairment of its mortgage servicing rights. Impairment is measured based upon the characteristics of the individual loans, including note rate, term, underlying collateral, current market conditions and estimates of net servicing income. The Company accounts for its recorded value, and possible impairment of mortgage servicing rights, on a loan-by-loan basis.

The cost allocated to mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing income.

(k) Provision for Loan Losses - Management estimates the provision for loan losses by evaluating known and inherent risks in the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The allowance is based upon factors and trends identified by future market factors beyond the Company's control, which may result in losses or recoveries differing significantly from those provided for in the financial statements.

(l) Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Major renewals or betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on the straight-line method over the estimated useful lives of thirty-five years for buildings and three to ten years for equipment.

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m) Real Estate Owned - Real estate acquired through foreclosure is recorded at the lower of cost (unpaid loan balance plus foreclosure expenses) less any reserve, or estimated market value. At March 31, 1998 and 1997, the Company did not own any real estate acquired through foreclosure.

(n) Income Taxes - The Company reports income and expenses using the accrual method of accounting and files a consolidated tax return which includes its subsidiary. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between the Bank's financial statements and its tax returns.

(o) Earnings Per Share - On January 1, 1998 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." This Statement supersedes Accounting Principles Board (APB) No. 15 "Earnings Per Share" and establishes standards for computing and presenting earnings per share. All prior years presented have been restated to conform with the new requirements.

Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the number of additional shares that are deemed outstanding due to the stock options under the treasury stock method.

(p) Financial Instruments - All financial instruments held or issued by the Bank are held or issued for purposes other than trading. In the ordinary course of business, the Bank enters into off-balance-sheet financial instruments consisting of commitments to extend credit. These commitments are recorded in the financial statements when they are funded.

(q) Advertising Costs - The Company expenses advertising costs as they are incurred.

(r) Stock Options - The Company recognizes the financial effects of stock options in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). Generally, stock options are issued at a price equal to the fair value of the Company's stock as of the grant date. Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Company's financial statements. Disclosures required by Statement of Financial Accounting Standard No. 123 Accounting for Stock-Based Compensation are provided in Note 12.

(s) Reclassifications - Certain reclassifications have been made to prior years' amounts to conform to the current year presentation. These reclassifications have no significant effect on the Bank's previously reported financial position or results of operations.

                                     21
PAGE

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 2 - INTEREST-BEARING DEPOSITS

Interest bearing deposits consisted of the following at March 31, 1998 and
1997:
                                       1998            1997
                              --------------    --------------

Federal funds sold            $    9,395,000    $    9,325,000
Certificates of deposit              585,349           548,316
Repurchase agreement                   -               525,000
                              --------------    --------------
                              $    9,980,349    $   10,398,316
                              ==============    ==============

The Company has purchased securities under an agreement to resell substantially identical securities with a major Seattle-area bank. The amounts advanced under this agreement represent short-term loans and are reflected as interest-bearing deposits in the consolidated statement of financial position. The securities underlying the agreements are comprised of shares of a mutual fund, which trades primarily in U.S. government securities.

The underlying investments, which mature within 90 days, are maintained by a third party custodian in an investment pool that is comprised of securities which have been purchased by a variety of institutions under similar agreements to resell. The Company's transactions have been executed under a written custodial agreement that explicitly recognizes the Company's interest in their portion of the total investment pool.

Securities purchased under this agreement to resell averaged $59,200 and 56,543 monthly during 1998 and 1997, respectively. The maximum amount outstanding during any month in 1998 and 1997 amounted to $6,254,842 and $1,753,711, respectively.

NOTE 3 - INVESTMENT SECURITIES

The Company's investment policy requires that the Company purchase only high-grade investment securities. Purchases of debt instruments are generally restricted to those rated A or better by a nationally recognized statistical rating organization.

The amortized cost and estimated market values of investments, together with unrealized gains and losses, are as follows as of March 31, 1998 and 1997, respectively:

                                                1998
                           --------------------------------------------------
                                          Gross      Gross        Estimated
                           Amortized   Unrealized  Unrealized       Fair
                              Cost        Gains      Losses         Value
                           ----------  ----------  -----------  -------------
Available-For-
Sale Securities
 State and political
  subdivisions and U.S.
  government agency
  securities              $20,258,274  $   97,886   $(15,206)   $ 20,340,954
 Marketable equity
  securities                  339,161   4,403,537      -           4,742,698
 Corporate debt
  securities                8,717,329      14,898     (2,127)      8,730,100
                          -----------  ----------  ---------     -----------
Total available-for-sale
 securities                29,314,764   4,516,321    (17,333)     33,813,752
                          -----------  ----------  ---------     -----------
Held-To-Maturity
Securities
 State and political
  subdivisions and U.S.
  government agency
  securities                1,486,248         334     (1,739)      1,484,843
 Corporate debt
  securities                  499,693      63,275                    562,968
                          -----------  ----------  ---------     -----------
Total held-to-maturity
 securities                 1,985,941      63,609     (1,739)      2,047,811
                          -----------  ----------  ---------     -----------
Total investment
 securities               $31,300,705  $4,579,930   $(19,072)    $35,861,563
                          ===========  ========== ==========     ===========

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 3 - INVESTMENT SECURITIES (Continued)
                                                1997
                           --------------------------------------------------
                                          Gross      Gross        Estimated
                           Amortized   Unrealized  Unrealized       Fair
                              Cost        Gains      Losses         Value
                           ----------  ----------  -----------  -------------

Available-For-Sale
Securities
 State and political
  subdivisions and U.S.
  government agency
  securities              $21,943,561  $   88,452  $ (99,483)    $21,932,530
 Marketable equity
  securities                  494,580   2,245,161      -           2,739,741
 Corporate debt
  securities                1,570,825          42     (4,243)      1,566,624
                          -----------  ----------  ---------     -----------
Total available-for-sale
  securities               24,008,966   2,333,655   (103,726)     26,238,895
                          -----------  ----------  ---------     -----------
Held-To-Maturity
Securities
 State and political
  subdivisions and U.S.
  government agency
  securities                4,970,193       3,261    (21,450)      4,952,004
 Corporate debt
  securities                3,411,582      71,564     (3,270)      3,479,876
                          -----------  ----------  ---------     -----------
Total held-to-maturity
  securities                8,381,775      74,825    (24,720)      8,431,880
                          -----------  ----------  ---------     -----------
Total investment
  securities              $32,390,741  $2,408,480  $(128,446)    $34,670,775
                          ===========  ==========  =========     ===========

The amortized cost and estimated fair value of investment securities at March 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 1998
                      -------------------------------------------------------
                           Available-For-Sale             Held-To-Maturity
                      ---------------------------   -------------------------
                        Amortized      Estimated    Amortized      Estimated
                           Cost        Fair Value      Cost        Fair Value
                      -----------     -----------   ----------    ----------
State and political
 subdivisions and
 U.S. government
 agencies
   One year           $ 7,713,624     $ 7,723,141   $  997,635    $  997,968
   Two to five years   12,044,650      12,098,124      488,613       486,875
   Six to ten years       500,000         519,689        -             -
                      -----------     -----------   ----------    ----------
                       20,258,274      20,340,954    1,486,248     1,484,843
                      -----------     -----------   ----------    ----------
Corporate debt
 securities
   One year             2,581,555       2,583,132        -             -
   Two to five years    5,583,610       5,596,281      499,693       562,968
   Five to ten years      552,164         550,687        -             -
                      -----------     -----------   ----------    ----------
                        8,717,329       8,730,100      499,693       562,968
                      -----------     -----------   ----------    ----------
Marketable equity
 securities
   One year               339,161       4,742,698        -             -
                      -----------     -----------   ----------    ----------
Total investment
 securities           $29,314,764     $33,813,752   $1,985,941    $2,047,811
                      ===========     ===========   ==========    ==========

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 3 - INVESTMENT SECURITIES (Continued)

Proceeds from sales of investments and gross realized gains and losses on investment sales were as follows for the year ended March 31:

                                              1998         1997       1996
                                            ----------   --------   -------

Proceeds from sales of investments          $1,949,359   $374,175   $89,624
                                            ==========   ========   =======
Gross gains realized on sales of
  investments                               $  443,766   $303,072   $ 4,577
                                            ==========   ========   =======
Gross losses realized on sales of
  investments                               $    3,590   $  2,969   $   -
                                            ==========   ========   =======

Information about concentrations of investments in particular industries for marketable equity securities and corporate debt securities at March 31 consist of the following:

                                         1998                1997
                              -----------------------  ----------------------
                                              Market                  Market
                                  Cost        Value        Cost       Value
                              ----------   ----------  ----------  ----------
Marketable equity securities
     Banking                  $  318,380   $1,333,136  $  427,562  $  973,869
     FHLMC common stock           19,318    2,798,812      20,955   1,308,000
     Other                         1,462      610,750      46,064     457,872
                              ----------   ----------  ----------  ----------
                              $  339,160   $4,742,698  $  494,581  $2,739,741
                              ==========   ==========  ==========  ==========
Corporate debt securities
     Brokerage companies      $    -       $    -      $3,573,808  $3,637,874
     Finance companies         7,813,687    7,826,725   1,008,823   1,009,375
     Private utilities           903,642      903,375     399,775     399,251
                              ----------   ----------  ----------  ----------
                              $8,717,329   $8,730,100  $4,982,406  $5,046,500
                              ==========   ==========  ==========  ==========

At March 31, 1998 and 1997, U.S. government agency and corporate debt securities of $1,000,000 were pledged as collateral for deposits of state and local government agencies and deposits for trust accounts in excess of $100,000, as required by Washington State Law.

NOTE 4 - MORTGAGE-BACKED SECURITIES

Mortgage-backed securities at March 31 consist of the following:

                                                    1998
                          ---------------------------------------------------
                                           Gross         Gross     Estimated
                           Amortized     Unrealized    Unrealized    Fair
                             Cost          Gains         Losses      Value
                          -----------   -----------   ----------- -----------
Available-for-sale
  securities              $33,100,230   $   333,595   $  (81,558) $33,352,267
Held-to-maturity
  securities               15,488,523       307,729      (52,057)  15,744,195
                          -----------   -----------   ----------  -----------
   Total mortgage-backed
     securities           $48,588,753   $   641,324   $ (133,615) $49,096,462
                          ===========   ===========   ==========  ===========
                                                    1997
                          ---------------------------------------------------
                                           Gross         Gross     Estimated
                           Amortized     Unrealized    Unrealized    Fair
                             Cost          Gains         Losses      Value
                          -----------   -----------  ------------ -----------
Available-for-sale
 securities               $36,512,300   $     7,542  $(1,290,755) $35,229,087
Held-to-maturity
 securities                19,690,598       253,046     (522,486)  19,421,158
                          -----------   -----------  -----------  -----------
Total mortgage-backed
 securities               $56,202,898   $   260,588  $(1,813,241) $54,650,245
                          ===========   ===========  ===========  ===========

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 4 - MORTGAGE-BACKED SECURITIES (Continued)

The amortized cost and estimated fair value of mortgage-backed securities at March 31, 1998 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                              1998
                      --------------------------------------------------------
                          Available-For-Sale              Held-To-Maturity
                      --------------------------   ---------------------------
                       Amortized      Estimated      Amortized      Estimated
                         Cost         Fair Value        Cost       Fair Value
                      -----------    -----------   ------------  -------------
Mortgage-Backed
Securities
  One year            $     -        $     -       $    623,170  $    623,324
  Two to five years     9,971,335      9,935,263      1,307,649     1,311,162
  Six to ten years      2,990,897      2,990,897      1,067,863     1,106,285
  After ten years      20,137,998     20,430,584     12,489,841    12,703,424
                      -----------    -----------   ------------  ------------
   Total mortgage-
   backed securities  $33,100,230    $33,352,267   $ 15,488,523  $ 15,744,195
                      ===========    ===========   ============  ============

All of the above mortgage-backed securities are rated AAA by a nationally recognized statistical rating organization.

NOTE 5 - LOANS RECEIVABLE

Loans receivable (collateralized principally by properties in the Whatcom, Skagit and Snohomish Counties of Washington State) at March 31 consist of the following:

                                             1998            1997
                                        -------------    -------------
First mortgage loans
     Conventional                       $ 524,805,125    $ 462,416,787
     Construction - conventional           24,883,763       18,808,232
     FHA                                       11,612           15,565
     VA                                         6,741            8,132
     Real estate contracts                    130,240          137,466
                                        -------------    -------------
                                          549,837,481      481,386,182
     Less participating interests sold   (112,251,375)     (83,742,111)
                                        -------------    -------------
        Net of first mortgage loans       437,586,106      397,644,071
     Participation loan interests           1,802,347        2,559,423
     Home equity loans                     11,645,867       12,296,636
     Home equity LOC                        1,297,603          252,834
     Loans on savings deposits              1,206,550          896,824
     Consumer loans                         3,209,353        3,220,759
     Other loans                               82,938          102,180
                                        -------------    -------------
                                          456,830,764      416,972,727
Less:
     Undisbursed loan proceeds            (12,635,603)      (7,653,078)
     Unearned discounts                         -              (39,204)
     Deferred loan fees                    (6,886,744)      (6,796,172)
     Allowance for loan losses             (3,611,150)      (3,406,150)
                                        -------------    -------------
                                        $ 433,697,267    $ 399,078,123
                                        =============    =============

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 5 - LOANS RECEIVABLE (Continued)

The Company originates both adjustable and fixed interest rate loans. Adjustable rate loans typically contain annual rate increase caps (2%) and loan lifetime rate increase caps (6 to 8%). At March 31, 1998, the Company had adjustable and fixed rate loans as follows:

               Fixed Rate                            Adjustable Rate
----------------------------------     -------------------------------------
 Term to Maturity       Book Value      Term to Maturity         Book Value
--------------------  ------------     -----------------------  ------------
Less than one year    $  3,405,171     Less than one year       $     31,105
One to two years         4,284,912     One to two years                -
Two to five years       31,525,291     Two to five years              50,453
Five to ten years       78,234,111     Five to ten years             555,816
Over ten years         318,224,721     Over ten years             20,519,184

Real estate loans serviced for others are $112,251,375 and $83,742,111, respectively, as of March 31, 1998 and 1997.

Impaired loans on a nonaccrual basis or restructured, and the related interest, were not material at March 31, 1998 and 1997.

The allowance for loan losses at March 31 and changes during the year are as follows:
                                     1998           1997           1996
                               --------------  --------------  -------------
Balance, beginning of year     $    3,406,150  $    3,236,150  $   3,126,150
Provision for loan losses             355,000         200,400        110,000
Adjustment to reserves               (150,000)        (30,400)         -
                               --------------  --------------  -------------
Balance, end of year           $    3,611,150  $    3,406,150  $   3,236,150
                               ==============  ==============  =============
NOTE 6 - MORTGAGE SERVICING RIGHTS

Loan costs allocated to mortgage servicing rights were as follows as of March 31, 1998:

                                              1998           1997
                                         ------------   -----------
     Beginning balance                   $    336,101   $     -

     Additions for new loans                  406,064       337,131

     Amortization                             (43,959)       (1,030)
                                         ------------   -----------
     Ending balance                           697,206       336,101
     Valuation allowance for impairment
          mortgage servicing rights          (370,035)     (179,743)
                                         ------------   -----------
     Mortgage servicing rights, net      $    327,171   $   156,358
                                         ============   ===========

Changes in the valuation allowance for impairment of mortgage servicing was as follows:

     Beginning balance                   $   (179,743)  $     -
     Additions                               (214,292)     (180,307)
     Credited to income                        24,000           564
                                         ------------   -----------
     Ending balance                      $   (370,035)  $  (179,743)
                                         ============   ===========

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 7 - ACCRUED INTEREST AND DIVIDENDS RECEIVABLE

Accrued interest and dividends receivable at March 31 is summarized as follows:
                                             1998           1997
                                         ------------   ------------

Investment securities                    $    650,808   $    614,563
Mortgage-backed securities                    260,353        318,792
Loans receivable                            2,759,202      2,598,621
Dividends on marketable equity securities       8,251         13,404
                                         ------------   ------------
                                         $  3,678,614   $  3,545,380
                                         ============   ============

NOTE 8 - PREMISES AND EQUIPMENT

Premises and equipment at March 31 consisted of:

                                             1998           1997
                                         ------------   ------------

Buildings                                $  5,298,206   $  5,296,552
Equipment                                   4,034,632      3,741,511
                                         ------------   ------------
                                            9,332,838      9,038,063
Accumulated depreciation                   (4,845,137)    (4,416,148)
                                         ------------   ------------
                                            4,487,701      4,621,915
Land                                        1,558,767      1,508,768
                                         ------------   ------------
                                         $  6,046,468   $  6,130,683
                                         ============   ============

NOTE 9 - DEPOSITS

A comparative summary of deposits at March 31 follows (the contractual or weighted average interest rates are indicated in parentheses):

                                            1998           1997
                                         -------------  ------------
Demand deposits
     Savings (3.38%, 3.45%)              $  32,409,140  $ 31,800,323
     Checking (1.67%, 1.68%)                25,033,979    24,294,988
     Checking (noninterest-bearing)          4,140,517     3,472,171
     Money market (3.42%, 3.51%)            16,593,831    15,926,449
     Ultimate Money Market (3.95%, 4.42%)   38,871,298    39,204,888
                                         -------------  ------------
                                           117,048,765   114,698,819
                                         -------------  ------------
Time certificates of deposit
     Less than 6.00%                       298,913,335   265,045,389
     6.00% to 7.99%                         30,185,878    40,996,844
     8.00% to 9.99%                          3,977,080     4,070,234
                                         -------------  ------------
                                           333,076,293   310,112,467
                                         -------------  ------------
     Total deposits                      $ 450,125,058  $424,811,286
                                         =============  ============
Time deposit accounts of $100,000 or more amount to $81,482,382 and $72,418,954 at March 31, 1998 and 1997, respectively.

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 9 - DEPOSITS (Continued)

Time certificate of deposit maturities at March 31 are as follows:

                                       1998
                     -----------------------------------------
                       Variable        Fixed
                         Rate           Rate          Total        1997
                     -----------   ------------   ------------  ------------

Within one year      $ 7,009,341   $232,731,197   $239,740,538  $205,528,793
One to two years       2,908,677     30,177,586     33,086,263    46,376,735
Two to three years       279,655     11,580,160     11,859,815     9,557,908
Three to four years      274,137      5,042,779      5,316,916     3,769,238
Four to five years       692,431      4,388,862      5,081,293     4,931,360
Over five years       13,658,144     24,333,324     37,991,468    39,948,433
                     -----------   ------------   ------------  ------------
                     $24,822,385   $308,253,908   $333,076,293  $310,112,467
                     ===========   ============   ============  ============

The terms of variable rate CDs allow customers to make additional deposits to existing CDs at any time.

The weighted average nominal interest rate on all deposits at March 31, 1998 and 1997 is 5.08 percent and 5.10 percent, respectively.

Interest expense on deposits for the years ended March 31 is summarized as follows:

                                       1998           1997           1996
                                  -----------     -----------    -----------

Money market                      $ 2,217,726     $ 2,169,938    $ 1,979,018
Checking                              461,249         427,690        468,000
Savings                             1,064,260       1,039,920      1,013,374
Certificates of deposit            18,492,165      17,194,752     17,313,072
                                  -----------     -----------    -----------
                                  $22,235,400     $20,832,300    $20,773,464
                                  ===========     ===========    ===========

NOTE 10 - INCOME TAX

Deferred income tax results from temporary differences in the recognition of income and expense for tax and financial statement purposes. The source of these differences and the related tax effects for the years ended March 31 are as follows:

                                       1998           1997           1996
                                   ----------     ----------    ----------

Deferred loan fees                 $ (766,610)    $ (897,980)   $ (758,129)
Loan loss and general reserves         85,224         53,984       232,638
Deferred compensation                  (5,100)        70,187        24,521
Other, net                             (3,514)       (51,191)       24,146
                                   ----------     ----------    ----------
                                   $ (690,000)    $ (825,000)   $ (476,824)
                                   ==========     ==========    ==========

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 10 - INCOME TAX (Continued)

The nature and components of the Company's net deferred tax assets (liabilities), established at an estimated tax rate of 34 percent, are as follows at March 31:

                                                  1998           1997
                                              -----------   -----------
Deferred Tax Assets
  Deferred loan fees in excess of amounts
   deferred for tax purposes                  $     -       $   280,000
  Deferred compensation agreements                435,000       440,000
  Financial reporting accrued expenses
   not recognized for tax purposes                275,000       275,000
                                              -----------   -----------
          Total deferred assets                   710,000       995,000
                                              -----------   -----------
Deferred Tax Liabilities
  Deferred loan fees for tax purposes in
   excess of amounts deferred for
   financial reporting purposes                  (485,000)        -
  Tax based loan loss deductions not
   recognized for financial reporting          (1,290,000)   (1,375,000)
  Tax effect of unrealized gains on
   available-for-sale securities               (1,615,348)     (321,883)
  Other deferred tax liabilities                 (199,380)     (194,381)
                                              -----------   -----------
     Total deferred liabilities                (3,589,728)   (1,891,264)
                                              -----------   -----------
     Net deferred tax assets (liabilities)    $(2,879,728)  $  (896,264)
                                              ===========   ===========

The Company believes, based upon the available evidence, that all deferred assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

A reconciliation of the Company's income tax provision to the statutory federal income tax rate for the years ended March 31 is as follows:

                                       1998           1997         1996
                                   -----------    -----------   -----------
Provision for income tax at the
  statutory rate of 34 percent     $ 4,228,422    $ 4,012,038   $ 3,674,403
Increase (decrease) in tax
  resulting from
    Dividends  received deduction      (18,638)       (17,891)      (21,057)
    Other, net                           4,873          2,546       (67,355)
                                   -----------    -----------   -----------
Income tax provision               $ 4,214,657    $ 3,996,693   $ 3,585,991
                                   ===========    ===========   ===========

For fiscal years 1996 and 1995, the Company was allowed a bad debt deduction of 8 percent of taxable income, subject to certain limitations. During 1997 a tax law change eliminated this tax deduction, and, in addition, requires the Company to recapture and pay taxes on these deductions taken after fiscal year ended March 31, 1988. The Company has previously recorded deferred tax liabilities to account for this obligation. Therefore, the Company believes retroactive effects of this law change will not be significant. The cumulative tax-basis bad debt deduction as of March 31, 1998 and 1997 was approximately $13,650,000. If any portion of this amount is subsequently used for purposes other than to absorb loan losses, that portion will be subject to federal income tax at the then prevailing tax rate.

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 11 - BENEFIT PLANS

(a) Defined Benefit Retirement Plan - The Company has a noncontributory defined benefit retirement plan which covers all full-time employees with one year of continuous service who were also eligible to participate as of December 31, 1992. Effective January 1, 1993, the Company curtailed the enrollment of new participants to the plan. Concurrent with the curtailment, the plan fiscal year end was changed to December 31. Contributions to the plan are based upon the Projected Unit Credit actuarial funding method.

A new 401(k) plan (see Note 11e) has been established by the Company as an alternative to this defined benefit plan.

The plan's funded status as of December 31, 1998, 1997 and 1996 was as follows:

                                                 December 31
                                  ----------------------------------------
                                      1998           1997           1996
                                  -----------    -----------   -----------
Accumulated benefit obligation
   Vested                         $ 2,485,842    $ 2,330,443   $ 2,148,381
   Nonvested                           51,148         51,541        50,753
                                  -----------    -----------   -----------
                                  $ 2,536,990    $ 2,381,984   $ 2,199,134
                                  ===========    ===========   ===========

Projected benefit obligation      $ 3,327,085    $ 3,081,040   $ 2,883,175
Fair value of plan assets          (2,667,341)    (2,340,028)   (2,041,493)
                                  -----------    -----------   -----------
  Projected benefit obligation
   over (under) plan assets           659,744        741,012       841,682
Unrecognized prior service cost       103,436        116,801       130,166
Unrecognized net gain (loss)         (446,484)      (493,996)     (559,491)
Unrecognized net transition asset      70,882         89,373       107,864
                                  -----------    -----------   -----------
     Accrued pension cost         $   387,578    $   453,190   $   520,221
                                  ===========    ===========   ===========

Net annual pension cost includes the following components for the plan year ended December 31:
                                                 December 31
                                  ----------------------------------------
                                      1998           1997           1996
                                  -----------    -----------   -----------

Service costs - benefits earned
  during the period               $   124,996    $   128,641   $   158,895
Interest cost on projected
  benefit obligation                  182,027        170,244       162,797
Actual return on plan assets         (214,496)      (162,872)      (70,400)
Net amortization and deferrals         58,458         31,460       (38,684)
                                  -----------    -----------   -----------
     Net pension cost             $   150,985    $   167,473   $   212,608
                                  ===========    ===========   ===========

The weighted average assumptions used were as follows:

                                        1998          1997         1996
                                  -----------    -----------   ------------
Discount rate                           6 %           6 %           6 %
Rate of increase in compensation
  levels                                5 %           5 %           5 %
Expected long-term rate of return
  on plan assets                        6 %           6 %           6 %

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 11 - BENEFIT PLANS (Continued)

(b) Deferred Compensation Plan - The Company has entered into deferred compensation agreements with certain of its officers. The agreements provide for additional retirement benefits payable over a twelve to seventeen year period following retirement. In connection with these agreements, the Company has acquired life insurance policies on the individual officers covered by the deferred compensation agreements. At March 31, 1998 and 1997, the cash surrender values of these policies included in other assets aggregated $1,667,504 and $1,551,342, respectively.

Deferred compensation expense amounted to $71,900, $293,521 and $32,000 in 1998, 1997 and 1996, respectively.

(c) Profit Sharing Arrangement - The Company has a profit sharing arrangement with employees meeting certain service requirements. Payments made to employees pursuant to the arrangement are based upon earnings, growth in deposits and attainment of certain corporate objectives. Costs of the arrangement were $338,536, $412,829 and $437,370 for 1998, 1997 and 1996,
respectively.

(d) Employee Stock Ownership Plan - All employees of the Company who have completed a minimum number of years of service with the Company are eligible to participate in the Company's employee stock ownership plan ("ESOP"). Participants receive distributions from the ESOP only in the event of retirement, disability or termination of employment. The primary purpose of the ESOP is to acquire shares of the Company's common stock on behalf of ESOP participants.

In April 1996, the Company issued a new loan to the ESOP in the amount of $500,000, to purchase shares of common stock in the open market. The loan is to be repaid over a period of ten years, with annual payments including interest due on March 31. For the years ending March 31, 1998, 1997 and 1996, the Company contributed $81,500, $82,442 and $26,737, including interest, to the ESOP which is included in compensation expense. The outstanding balance of the loan at March 31, 1998 and 1997 amounted to $450,000 and $400,000, respectively.

(e) 401(k) Plan - Effective January 1, 1993, the Company adopted a defined contribution 401(k) retirement and savings plan (the "Plan") covering substantially all employees. The Company contributes 3 percent of participating employee's eligible salary to the Plan and a discretionary amount determined annually by the Board of Directors. Total contributions to the Plan amounted to $125,609, $118,577 and $119,737 for the years ended March 31, 1998, 1997 and 1996, respectively.

NOTE 12 - STOCKHOLDERS' EQUITY

(a) Capital Requirements - The Corporation and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines on the regulatory framework for prompt corrective action, the Corporation must meet specific capital adequacy guidelines that involve quantitative measures of each entity's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Quantitative measures established by regulation to ensure capital adequacy require maintenance of minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 1998, that each entity meets all capital adequacy requirements to which they are subject.

As of February 24, 1997, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                         To be Well Capitalized
                                                    For Capital          Under Prompt Corrective
                           Actual               Adequacy Purposes          Action Provisions
                     --------------------   ----------------------     ------------------------
                       Amount     Ratio       Amount       Ratio         Amount        Ratio
                     ---------  ---------   ----------  ----------     -----------   ----------
As of March 31, 1998
Total Capital
 (to Risk Weighted
  Assets)                                              Greater/less                  Greater/less
   Consolidated      $ 83,956     28.4%     $ 23,601   than 8.0%        $ 29,501     than 10%
                                                       Greater/less                  Greater/less
   Horizon Bank      $ 83,848     28.4%     $ 23,599   than 8.0%        $ 29,499     than 10%

Tier I Capital
 (to Risk Weighted
  Assets)                                              Greater/less                  Greater/less
   Consolidated      $ 81,259     27.5%     $ 11,800   than 4.0%        $ 17,700     than 6%
                                                       Greater/less                  Greater/less
   Horizon Bank      $ 81,151     27.5%     $ 11,799   than 4.0%        $ 17,699     than 6%

Tier I Capital
 (to Average Assets)                                   Greater/less                  Greater/less
   Consolidated      $ 81,259     15.3%     $ 21,250   than 4.0%        $ 26,562     than 5%
                                                       Greater/less                  Greater/less
   Horizon Bank      $ 81,151     15.3%     $ 21,249   than 4.0%        $ 26,561     than 5%


                                                                         To be Well Capitalized
                                                    For Capital          Under Prompt Corrective
                           Actual               Adequacy Purposes          Action Provisions
                     --------------------   ----------------------     ------------------------
                       Amount     Ratio       Amount       Ratio         Amount        Ratio
                     ---------  ---------   ----------  ----------     -----------   ----------
As of March 31, 1997
Total Capital
 (to Risk Weighted
  Assets)                                               Greater/less                 Greater/less
   Consolidated      $ 80,951     30.4%     $ 21,279    than 8.0%      $ 26,599      than 10%
                                                        Greater/less                 Greater/less
   Horizon Bank      $ 80,875     30.4%     $ 21,277    than 8.0%      $ 26,596      than 10%

Tier I Capital
 (to Risk Weighted
  Assets)                                               Greater/less                 Greater/less
   Consolidated      $ 78,384     29.5%     $ 10,640    than 4.0%      $ 15,960      than 6%
                                                        Greater/less                 Greater/less
   Horizon Bank      $ 78,309     29.4%     $ 10,638    than 4.0%      $ 15,958      than 6%

Tier I Capital
 (to Average Assets)                                    Greater/less                 Greater/less
   Consolidated      $ 78,384     15.6%     $ 20,086    than 4.0%      $ 25,108      than 5%
                                                        Greater/less                 Greater/less
   Horizon Bank      $ 78,309     15.6%     $ 20,085    than 4.0%      $ 25,106      than 5%


(b) Holding Company Loans - Under federal regulations, the Bank is limited, unless previously approved, as to the amount it may loan to the holding company and any one affiliate to 10 percent of its capital stock and surplus, and the total of loans to the holding company and affiliates must not exceed 20 percent of capital and surplus. Further, all such loans must be fully collateralized.

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

(c) Dividend Reinvestment Plan - As a service to its stockholders of record, the Bank offers a Dividend Reinvestment and Stock Purchase Plan ("Reinvestment Plan"). Under the terms of the Reinvestment Plan, dividends and optional cash payments may be reinvested toward the purchase of additional shares of stock. No brokerage commission or fees are charged to acquire shares through the Reinvestment Plan.

(d) Stock Repurchase Plans - During the year ended March 31, 1998, the Company announced a plan to repurchase up to 747,000 shares, or approximately 10% of the Company's outstanding common stock. The repurchase program is expected to be completed within 24 months. Pursuant to an earlier plan, the Company has repurchased 249,090 shares for a total adjusted basis of $2,898,631.

(e) Stock Option and Incentive Plans - The Company may award options for a maximum of 704,087, as restated, of authorized common stock to certain officers and key employees under the 1987 Stock Option and Incentive Plan. The 1987 Incentive Plan is intended to provide for the granting of both incentive and nonincentive stock options. Options are granted at the then fair market value and vest at 20 to 35 percent per year. Options are exercisable from one to five years from date of grant, subject to certain limitations, and expire after 10 years.

The Company may award options for a maximum of 414,000 as restated, of authorized common stock to certain officers and key employees under the 1995 Stock Option and Incentive Plan. Options are granted at no less than fair market value and may or may not vest immediately upon issuance based on the terms established by the Board of Directors. Options are generally exercisable within three to five years from date of grant and expire after 10 years.

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. The pro forma information recognizes, as compensation, the value of stock options granted using an option valuation model known as the Black Scholes model. Pro forma earnings per share amounts also reflect an adjustment for an assumed purchase of treasury stock from proceeds deemed obtained from the issuance of stock options. The fair value for options issued in 1996 and 1997 is estimated at $578,890 and $12,401. The fair value of options issued in 1998 is estimated at $90,307. The following assumptions were used to estimate the fair value of the options:

                                     1998           1997           1996
                                    ------         -------        ------

Risk-free interest rate             5.66  %        6.71  %        6.73  %
Dividend yield rate                 5.117 %        5.263 %        2.535 %
Price volatility                     .2542          .2227          .2192
Weighted average expected life
  of options                        3.78 yr.       4.07 yr.       4.34 yr.

Management believes that the assumptions used in the option pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted in 1996, 1997 and 1998 will be allocated to pro forma earnings over the vesting period of the options. Accordingly, until the provisions for SFAS 123 are recognized for all years for which options have been granted, pro forma earnings will likely reflect an increasing amount of compensation expense resulting from the stock options.

Pro forma disclosures:


                                     1998           1997           1996
                                    ------         -------        ------

Net income as reported           $ 8,221,877    $ 7,803,420    $ 7,221,078
Additional compensation for
  fair value of stock options        170,399        147,823        144,723
                                 -----------    -----------    -----------
Pro forma net income             $ 8,051,478    $ 7,655,597    $ 7,076,355
                                 ===========    ===========    ===========

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)


                                     1998           1997           1996
                                    ------         -------        ------

Earnings per share
     Basic
          As reported              $  1.11         $  1.04        $  0.96
                                   =======         =======        =======
          Proforma                 $  1.08         $  1.02        $  0.93
                                   =======         =======        =======
     Diluted
          As reported              $  1.09         $  1.03        $  0.95
                                   =======         =======        =======
          Proforma                 $  1.07         $  1.01        $  0.93
                                   =======         =======        =======

                           Shares of Common Stock
                         --------------------------      Weighted Average of
                         Available for       Under        Exercise Price of
                         Option/Award        Plan         Shares Under Plan
                         ------------  ------------     --------------------
Balance, March 31, 1995      1,591          283,367
     Authorized            414,000            -
     Granted              (185,380)         185,380       10.635 to 10.922
     Exercised               -              (77,896)       2.499 to 12.648
     Lapsed                 11,060          (11,060)       2.499 to 12.648
                           -------          -------
Balance, March 31, 1996    241,272          379,790
     Authorized              -                -
     Granted                (5,750)           5,750             11.685
     Exercised               -              (53,731)       2.983 to 12.648
     Lapsed                 19,552          (19,552)       2.983 to 12.648
     Expired                (9,049)           -
                           -------          -------
Balance, March 31, 1997    246,025          312,257
     Authorized              -                -
     Granted               (25,500)          25,500             18.625
     Exercised               -              (62,369)       6.983 - 12.648
     Lapsed                 11,252          (11,252)       6.983 - 12.648
     Expired                    (7)           -
                           -------          -------
Balance, March 31, 1998    231,770          264,136
                           =======          =======

                           Options Outstanding         Options  Exercisable
                  -----------------------------------  ----------------------
                                 Weighted
                                 Average     Weighted
  Range of                      Remaining    Average                 Average
  Exercise           Number    Contractual   Exercise    Number      Exercise
   Prices         Outstanding      Life       Price    Exercisable    Price
 ----------       -----------  -----------   --------  -----------   --------

  $5 to $10         86,666     3.395 years   $  7.78     86,666      $  7.78
 $10 to $15        151,970     7.389 years     10.96     76,928        11.05
 $15 to $20         25,500    10.000 years     18.63      -             -

At March 31, 1997, 495,905 shares of common stock were reserved for issuance pursuant to stock plans, options and conversions of preferred stock.

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 13 - EARNINGS PER SHARE

The numerators and denominators of basic and diluted earnings per share are as follows:
                                      1998           1997           1996
                                  -----------    -----------    -----------

Net income (numerator)            $ 8,221,877    $ 7,803,420    $ 7,221,078
Shares used in the calculation
 (denominators)
   Basic earnings per share
    weighted average shares
    outstanding                     7,435,782      7,478,666      7,535,956
   Effect of dilutive stock
    options                           108,481         71,688         66,130
                                  -----------    -----------    -----------
   Diluted shares                   7,544,263      7,550,354      7,602,086
                                  ===========    ===========    ===========
Basic earnings per share             $  1.11        $  1.04        $  0.96
                                     =======        =======        =======
Diluted earnings per share           $  1.09        $  1.03        $  0.95
                                     =======        =======        =======

NOTE 14 - COMMITMENTS AND CONTINGENCIES

(a) Employment Agreement - The Company has entered into a four-year employment agreement with the Company's president at an amount approximating his current level of compensation. In the event of specified terminations of the president's employment following a change in control of the Company (as defined), the agreement provides the president with severance payments of up to three times his annual compensation plus continuation of certain benefits.

(b) Contingency Reserve - The Company has a contingency reserve of $252,993 recorded to reflect the estimated impairment of value related to pension plan assets invested with Mutual Benefit Life Insurance Company. The Company plans to honor its pension commitments and, after reviewing all of the available information, has reserved approximately 9 percent of the plan's asset values to reflect this commitment.

(c) Long-Term Lease Commitments - The Company has entered into lease agreements for three branch offices located in Snohomish County, Washington. Future noncancelable lease payments under these agreements are as follows for the years ending March 31:

       1999                                     $    85,020
       2000                                          60,370
       2001                                          18,000
                                                -----------
                                                $   163,390
                                                ===========

NOTE 15 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers located within Whatcom, Skagit and Snohomish Counties. Investments in state and municipal securities involve governmental entities within the state of Washington. The Bank originates commercial, real estate and consumer loans. Generally, loans are secured by deposit accounts, personal property or real estate. Rights to collateral vary and are legally documented to the extent practicable. Although the Bank has a diversified loan portfolio, local economic conditions may affect borrowers' ability to meet the stated repayment terms.

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 16 - FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance-sheet risk (loan commitments) in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. Loan commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those commitments reflect the extent of the Bank's exposure to credit loss from these commitments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank's experience has been that substantially all loan commitments are drawn upon by customers. Collateral held usually includes single family residential property and income producing commercial properties.

The Bank has not incurred any losses on its commitments in 1998, 1997 or 1996. Loan commitments outstanding were $23,467,932 in 1998, $2,523,820 in 1997 and $6,578,804 in 1996.

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of the following classes of financial instruments:

Cash Equivalents and Federal Funds Sold - Due to the relatively short period of time between the origination of these instruments and their expected realization, the carrying amount is estimated to approximate market value.

Investment and Mortgage-Backed Securities, and Loans Held-for-Sale - For securities and loans held-for-sale, fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loan Receivables - For certain homogeneous categories of loans, such as those written to Federal Home Loan Mortgage Corporation ("FHLMC") standards, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Deposit Liabilities and Federal Funds Purchased - The fair value of demand deposits, savings accounts, certain money market deposits, and federal funds purchased, is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the estimated future cash flows using the rates currently offered for deposits with similar remaining maturities.

Off-Balance-Sheet Instruments - The Company's off-balance-sheet instruments include unfunded commitments to extend credit. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market price and the inability to estimate fair value without incurring excessive costs.

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts and estimated fair values of the Bank's financial instruments at March 31, 1998 and 1997 are as follows:

                                   1998                       1997
                       --------------------------  -------------------------
                          Carrying                   Carrying
                           Amount     Fair Value      Amount     Fair Value
                       ------------- ------------  -----------  ------------
Financial Assets
  Cash and cash
    equivalents       $  6,878,615   $  6,878,615  $  4,416,862 $  4,416,862
  Investment
    securities          35,799,693     35,861,563    34,620,670   34,670,775
  Mortgage-backed
    securities          48,840,520     49,096,462    54,919,685   54,650,245
  Interest-bearing
    deposits             9,980,349      9,980,349    10,398,316   10,398,316
  Loans                433,697,267    438,828,229   399,078,123  389,241,544
  Accrued interest
    and dividends
    receivable           3,678,614      3,678,614     3,545,380    3,545,380

Financial Liabilities
  Demand and savings
    deposits           117,048,765    117,048,765   114,698,819  114,698,819
  Time deposits        333,076,293    334,751,011   310,112,467  311,259,095
  Accounts payable
    and accrued
    liabilities          7,774,742      7,774,742     8,686,028    8,686,028
  Accrued interest
    payable                151,083        151,083       249,797      249,797

NOTE 18 - PARENT COMPANY (ONLY) FINANCIAL INFORMATION

                                                         In Thousands
                                                     ---------------------
                                                       1998        1997
                                                     ---------- ----------
Condensed balance sheet at March 31, 1998:
     Cash                                            $    257     $    386
     Investment in bank                                83,737       78,434
     Other assets                                         723          332
                                                     --------     --------
                                                     $ 84,717     $ 79,152
                                                     ========     ========
     Other liabilities                               $    822     $    643
     Stockholders' equity                              83,895       78,509
                                                     --------     --------
                                                     $ 84,717     $ 79,152
                                                     ========     ========

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 18 - PARENT COMPANY (ONLY) FINANCIAL INFORMATION (Continued)

Condensed statement of income for the year ended March 31, 1998:

                                                         In Thousands
                                                    -----------------------
                                                      1998           1997
                                                    --------       --------
     Income
          Cash dividends from Bank subsidiary       $  5,742       $  7,128
                                                    --------       --------
     Expenses
          Compensation                                    91             89
          Other                                          260            241
                                                    --------       --------
               Total expenses                            351            330
                                                    --------       --------
     Income before equity in undistributed
       income of subsidiary and benefit
         equivalent to income taxes                    5,391          6,798
     Benefit equivalent to income taxes                   89             84
                                                    --------       --------
     Income before equity in undistributed income
        of subsidiary                                  5,480          6,882
     Equity in undistributed income of subsidiary      2,742            921
                                                    --------       --------
               Net income                              8,222       $  7,803
                                                    ========       ========

                                                          In Thousands
                                                    -----------------------
                                                       1998           1997
                                                    --------       --------
     Cash flows from operating activities
               Net income                           $  8,222       $  7,803
     Adjustments to reconcile net income to net
       cash flow from operating activities
          Equity in undistributed income of
             subsidiary                               (2,742)          (921)
          Other operating activities                    (212)           352
                                                    --------       --------
               Net cash flows from operating
                 activities                            5,268          7,234
                                                    --------       --------
     Cash flows from financing activities
          Sale of common stock                           800            718
          Dividends paid                              (6,197)        (4,833)
          Repurchase of common stock                     -           (2,899)
                                                    --------       --------
               Net cash flows from financing
                  activities                          (5,397)        (7,014)
                                                    --------       --------
     Net change in cash                                 (129)           220
     Cash, beginning of year                             386            166
                                                    --------       --------
     Cash, end of year                              $    257       $    386
                                                    ========       ========

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                      Year Ended March 31, 1998
                                 -------------------------------------------------------------------
                                  1st Quarter       2nd Quarter       3rd Quarter        4th Quarter
                                 ------------      ------------    --------------      -------------
Interest income                  $  9,942,613      $ 10,095,188    $  10,371,826       $  10,491,287
Interest expense                    5,387,132         5,598,327        5,679,271           5,570,670
                                 ------------      ------------    -------------       -------------
Net interest income                 4,555,481         4,496,861        4,692,555           4,920,617
Provision for loan losses              30,000           150,000                0             175,000
Other income                          282,002           721,811          234,509             452,951
Other expenses                      1,795,176         1,972,764        1,788,079           2,009,234
                                 ------------      ------------    -------------       -------------
Income from continuing
  operations before income tax      3,012,307         3,095,908        3,138,985           3,189,334
Federal income tax                  1,021,259         1,047,837        1,065,245           1,080,316
                                 ------------      ------------    -------------       -------------
Net income                       $  1,991,048      $  2,048,071    $   2,073,740       $   2,109,018
                                 ============      ============    =============       =============
Basic Earnings per share
  (adjusted for stock
   splits and dividends)            $    .27          $    .28         $    .28            $    .28
                                    ========          ========         ========            ========
Diluted earnings per share
  (adjusted for stock
   splits and dividends)            $    .26          $    .27         $    .28            $    .28
                                    ========          ========         ========            ========



                                                      Year Ended March 31, 1997
                                 -------------------------------------------------------------------
                                  1st Quarter       2nd Quarter       3rd Quarter        4th Quarter
                                 ------------      ------------    --------------      -------------
Interest income                  $  9,509,539      $  9,596,672    $  9,878,619        $  9,725,809
Interest expense                   (5,125,258)       (5,193,467)     (5,267,939)         (5,245,636)
                                 ------------      ------------    ------------        ------------
Net interest income                 4,384,281         4,403,205       4,610,680           4,480,173
Provision for loan losses             (60,000)          (50,000)        (60,400)            (30,000)
Other income                          310,430           599,038         355,013             318,582
Other expenses                     (1,790,346)       (2,152,266)     (1,820,079)         (1,698,198)
                                 ------------      ------------    ------------        ------------
Income from continuing
  operations before income tax      2,844,365         2,799,977       3,085,214           3,070,557
Federal income tax                   (962,206)         (947,978)     (1,042,909)         (1,043,600)
                                 ------------      ------------    ------------        ------------
Net income                       $  1,882,159      $  1,851,999    $  2,042,305        $  2,026,957
                                 ============      ============    ============        ============
Basic Earnings per share
  (adjusted for stock
   splits and dividends)            $    .25          $    .24        $    .28            $    .27
                                    ========          ========        ========            ========
Diluted earnings per share
  (adjusted for stock
   splits and dividends)            $    .25          $    .24        $    .27            $    .27
                                    ========          ========        ========            ========

NOTE 20 - NEW ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Statement becomes effective April 1, 1998, for the Company.

The Financial Accounting Standards Board also issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information" in June 1997. The Statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. Management believes that the provisions of SFAS No. 131 will not have a material effect on its financial condition or reported

PAGE

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1998, 1997 and 1996

NOTE 20 - NEW ACCOUNTING PRONOUNCEMENTS (Continued)

results of operations. This Statement becomes effective April 1, 1998, for the Company. These pronouncements provide additional disclosures about the Bank's operations and are not anticipated to have material effect on financial position or results of operations.

In February 1998, the Financial Accounting Standards Board issued SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits-an amendment of FASB Statements No. 87, 88, and 106. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Rather, it standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful. This Statement becomes effective April 1, 1998, for the Company.

NOTE 21 - YEAR 2000 COMPLIANCE

As year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate the date value. Many software systems are designed to accommodate a two-digit year, and may read the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are not expected to be able to process the information at all.

The Bank primarily utilizes a third-party service bureau for processing of the material data that could be affected by this problem. The service bureau is in the process of updating, modifying or replacing its computer applications to ensure year 2000 compliance. In addition, the Bank has instituted a year 2000 compliance program whereby the Bank is reviewing the year 2000 compliance issues that may be faced by its other third-party vendors and its own internal computer systems. In the event that the Bank's significant suppliers do not successfully and timely achieve year 2000 compliance, the Bank's business or operations could be adversely affected. However, management believes the Bank's own internal system, networks and resources would allow the Bank to effectively operate and service its customers, and the Bank intends to engage alternative vendors and suppliers. While the Bank cannot estimate the costs and expenses associated with hiring new vendors and suppliers, management believes such costs would not have a material impact on the Bank's earnings or results of operations.

DIRECTORS AND OFFICERS
=========================================================================================================
DIRECTORS                                 OFFICERS OF HORIZON                  Elizabeth E. (Beth) Sherry
                                          FINANCIAL CORP.                      Vice President

Robert C. Diehl                           George W. Gust                       Carla J. Williams
Diehl Ford, Inc., a car dealership.       Chairman of the Board                Vice President

V. Lawrence Evans                         V. Lawrence Evans                    Donald A. Wolf
President & Chief Executive Officer       President & Chief Executive Officer  Vice President
Horizon Financial Corp.

Maurice (Dennis) Fox                      Kelli J. Holz, CPA                   Theresa A. Aiello
Former owner of HydroSwirl                Vice President                       Vice President
Manufacturing Corp.,
a hot tub and spa manufacturer.           Richard P. Jacobson                  Tammy D. Barnett
                                          Vice President & Corporate Secretary Assistant Vice President
Gary E. Goodman
Tosco Refinery, Inc., an oil refinery.    Karen A. LePage                      Marie A. Collings
                                          Vice President                       Assistant Vice President
George W. Gust
Chairman of the Board                     OFFICERS OF                          Sandra L. Hain
Horizon Financial Corp.                   HORIZON BANK                         Assistant Vice President

Richard R. Haggen                         V. Lawrence Evans                    Majorie K. LaValley
Haggen, Inc., a grocery chain.            Chairman of the Board                Assistant Vice President
                                          President & Chief Executive Officer
Fred R. Miller                                                                 Claudia B. Jonas
Former owner of Skagit                    Richard P. Jacobson                  Assistant Vice President
Bonded Collectors, Inc.,                  Senior Vice President &
a collection agency.                      Corporate Secretary                  Theresa A. Ledford
                                                                               Assistant Vice President
L.M. (Larry) Strengholt                   Karla C. Lewis
Strengholt Construction Co., Inc.,        Senior Vice President                Carol A. Whelchel
a general building contractor.                                                 Assistant Vice President
                                          Judy E. Boxx
Frank Uhrig                               Vice President
Yeagers, Inc., a sporting goods store.
                                          Kelli J. Holz, CPA
DIRECTORS EMERITUS                        Vice President

John H. Dunkak III                        Jeffery Jansen
Robert E. Ebright, DVM                    Vice President
Howard E. Mitchell, PH.D.
Morris Tarte                              Karen A. LePage
A.E. (Al) Williamson                      Vice President

                                          Sandra R. Mathewson
                                          Vice President

                                          Merwyn G. Murk
                                          Vice President


=========================================================================================================
                                                            41



CORPORATE INFORMATION
=========================================================================================================
Corporate Headquarters    Stockholder Information                   Stock Prices and Dividend Information
Bellingham                & Dividend Reinvestment                   Horizon Financial Corp.'s common
Cornwall Office           David Eldred                              stock is traded on The NASDAQ
1500 Cornwall Avenue      Investor Relations                        National Market under the symbol
Bellingham, WA 98225      Horizon Financial Corp.                   HRZB.  The common stock began trading
(360) 733-3050            P.O. Box 580                              on the NASDAQ system at the time of
                          Bellingham, WA 98227                      Horizon's conversion to stock form in
Email & Website           (360) 733-3050                            August 1986.
info@horizon-bank.com                                               The following table presents the high
www.horizon-bank.com      Annual Meeting                            and low prices as reported by the
                          Horizon Financial Corp.'s annual meeting  NASDAQ stock market and dividends
Subsidiaries              of stockholders will be at 2 p.m.         paid for the last two fiscal years.
Horizon Bank              Tuesday, July 28, 1998 at the Best        These prices represent quotations by
1500 Cornwall Avenue      Western Lakeway Inn, 714 Lakeway Drive,   the dealers and do not necessarily
Bellingham, WA 98225      Bellingham, WA 98226.                     represent actual transactions, and do
(360) 733-3050                                                      not include retail markups, markdowns
                          Transfer Agent                            or commissions.  The Corporation has
Westward Financial        Request for information concerning        approximately 5,300 stockholders.
  Services Corp.          transfer requirements, dividend pay-
Subsidiary of Horizon     ment, lost stock certificates, change     1998 Fiscal Year
  Bank,                   of address and other shareholder          Qtr.     High      Low      Dividend
1500 Cornwall Avenue      matters should be directed to:            ------------------------------------
Bellingham, WA 98225                                                4th     $19.36   $16.25      $0.51
(360) 733-3050            American Stock Transfer                   3rd      18.50    15.75       0.11
                          & Trust Company                           2nd      16.75    14.50       0.11
Auditors                  40 Wall Street                            1st      16.63    11.74       0.10
Moss Adams LLP            New York, NY 10005                        ------------------------------------
114 West Magnolia,        (800) 937-5449                            1997 Fiscal Year
  Suite 301                                                         Qtr.     High      Low      Dividend
Bellingham, WA 98225                                                ------------------------------------
(360) 676-1920            Dividend Reinvestment                     4th     $14.57   $11.52      $0.09
                          As a service to its stockholders of       3rd      12.17    10.65       0.39
Special Counsel           record, the Corporation offers a          2nd      12.17    10.87       0.09
John F. Breyer, Jr.       Dividend Reinvestment and Stock           1st      11.52    10.22       0.09
Breyer & Aguggia LLP      Purchase Plan.  Under the terms of the    ------------------------------------
1300 I Street N.W.,       Plan, dividends and optional cash pay-
   Suite 470 E.           ments may be reinvested toward the        Dividend Policy
Washington, D.C. 20005    purchase of additional shares of stock.   Horizon Financial Corp. historically
(202) 737-7900            No brokerage commission or fees are       has paid cash dividends on its common
                          charged to acquire shares through the     stock.  The Corporation must adhere
General Counsel           Plan.  For a Plan prospectus, or to       to certain regulatory requirements
John S. Ludwigson         enroll in the Plan, please contact the    governing the distribution of divi-
Ludwigson, Thompson,      American Stock Transfer & Trust           dends, and there can be no assurance
  Hayes & Bell            Company Dividend Reinvestment             that the Corporation will continue to
119 N. Commercial         Department at the following address:      declare cash dividends in the future.
Bellingham, WA 98225
(360) 734-2000            American Stock Transfer
                          & Trust Company Dividend Reinvestment
Financial Information     Department
Richard P.  Jacobson      40 Wall Street
Vice President &          New York, NY 10005
  Corporate Secretary     (800) 278-4353
Horizon Financial Corp.
P.O. Box 580
Bellingham, WA 98227
(360) 733-3050


=========================================================================================================
                                                        42


                                                                                         OFFICE LOCATIONS
=========================================================================================================
Anacortes                        Everett, WA                       Mill Creek, WA 98012
1218 Commercial Avenue           (425) 353-9410                    (425) 316-6900
Anacortes, WA 98221              Terry Aiello                      Diane Heaslett
(360) 293-4571                   Assistant Vice President          Loan Officer
Claudia Jonas                    & Office Manager                  Mary Holmes
Assistant Vice President         Chris Bolyard                     Customer Service Manager
& Office Manager                 Loan Officer
Carol Watts                                                        Mount Vernon
Loan Officer                     Ferndale                          1503 Riverside Drive
                                 2045 Main Street                  Mount Vernon, WA 98290
Bellingham/Cornwall              Ferndale, WA 98248                (360) 424-7022
1500 Cornwall Avenue             (360) 384-1400                    Lucille Collazo
Bellingham, WA 98225             Carol Whelchel                    Loan Officer
(360) 733-3050                   Assistant Vice President          Bill Ketcheside
                                 & Loan Officer                    Loan Officer
Bellingham/Meridian              Diane Myers                       John Voth
4110 Meridian                    Customer Service Manager          Customer Service Manager
Bellingham, WA 98226
(360) 734-0181                   Lynden                            Snohomish
Debbie Harris                    300 Grover Street                 620 2nd Street
Customer Service Manager         Lynden, WA 98264                  Snohomish, WA 98290
                                 (360) 354-5678                    (360) 568-1522
Blaine                           Jeffrey Jansen                    Teresa Ledford
400 H Street                     Vice President                    Assistant Vice President
Blaine, WA 98230                 & Office Manager                  & Office Manager
(360) 332-8333                   Pam Martin
Sharon Yonally                   Loan Officer                  Visit our website
Loan Officer
Carol Dean                       Mill Creek                    email: info@horizon-bank.com
Customer Service Manager         13416 Bothell Everett Highway    222.horizon-bank.com
                                 Suite 201
Burlington
1020 South Burlington Blvd.
Burlington, WA 98233       ------------------------------------------------------------------------------
(360) 757-3200                                                                              No Postage
Tammy Barnett                                                                               Necessary if
Assistant Vice President                                                                      Mailed
& Office Manager                               -------------------------------               In the
Wendy Goodman                                       BUSINESS REPLY CARD                     United States
Loan Officer                               First Class   Permit No. 34 Bellingham, WA

Edmonds                                        -------------------------------
315 5th Avenue South                          Postage will be paid by Addressee
Edmonds, WA 98020
(425) 744-1333                                         HORIZON BANK
Sandra Hain                                        INVESTOR RELATIONS
Assistant Vice President                                PO BOX 580
& Office Manager                                  BELLINGHAM, WA 98227-9855

Everett
909 S.E. Everett Mall Way
Suite E-500

===========================
            43

                      Email us
                        ***
                Info@horizon-bank.com
                        ***

           -----------------------------------

                  Visit our website
                        ***
                www.horizon-bank.com
                        ***

           -----------------------------------


------------------------------------------------------------

  Dividend Reinvestment Information Request
------------------------------------------------------------

  Please send me information regarding                             24 Hour
                                                                  Telephone
  Horizon's Dividend Reinvestment & Stock Purchase Plan.           Banking
                                                                     ***
  Mailing Address                                              1.888.512.BANK
                                                                     ***
  Name:
       ------------------------------------------------------

  Address:
          ---------------------------------------------------

  City:                      State:            Zip:
       ---------------------       ------------    ----------

  Phone:            Fax:                  E-mail:
        -----------    ------------------       ------------

  How are your shares held?

    [ ] I have physical possession of my stock certificates.

    [ ] My stock is held by a stock broker or other nominee.

                             [Back cover]

                     [Logo - Horizon Financial Corp.]

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

----------------
(a) The operation of the Corporation's wholly owned subsidiaries are included in the Consolidated Financial Statements contained in the Annual Report filed as Exhibit 13 hereto and incorporated herein by reference.

(b) Wholly-owned subsidiary of Horizon Bank, a savings bank.

                            Exhibit 23

                       Consent of Auditors

                [Letterhead of Moss Adams LLP]


                CONSENT OF INDEPENDENT ACCOUNTANTS

     We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-99780) of Horizon Financial Corp. of our report dated April 29, 1998 appearing in the 1998 Annual Report to Stockholders of Horizon Financial Corp., which is incorporated by reference in Horizon Financial Corp.'s Annual Report on Form 10-K for the year ended March 31, 1998.


/s/MOSS ADAMS LLP
-----------------
MOSS ADAMS LLP

Bellingham, Washington
June 25, 1998
                           Exhibit 27

                    Financial Data Schedule

                            Exhibit 27

                     Financial Data Schedule

This schedule contains financial information extracted from the consolidated financial statements of Horizon Financial Corp. for the year ended March 31, 1998 and is qualified in its entirety by reference to such financial statements.

                Financial Data
                as of or for the year
Item Number     ended March 31, 1998     Item Description
-----------     --------------------     ----------------
9-03(1)               6,878,615         Cash and due from the Banks
9-03(2)               9,980,349         Interest-bearing deposits
9-03(3)                      --         Federal funds sold - purchased
                                          securities for resale
9-03(4)                      --         Trading account assets
9-03(6)              67,166,019         Investment and mortgage backed
                                          securities held for sale
9-03(6)              17,474,464         Investment and mortgage backed
                                          securities held to maturity
                                          - carrying value
9-03(6)              17,792,006         Investment and mortgage backed
                                          securities held to maturity
                                          - market value
9-03(7)             433,697,267         Loans
9-03(7)(2)            3,611,150         Allowance for losses
9-03(11)            547,146,296         Total assets
9-03(12)            450,125,058         Deposits
9-03(13)                     --         Short-term borrowings
9-03(15)             13,126,441         Other liabilities
9-03(16)                     --         Long-term debt
9-03(19)                     --         Preferred stock - mandatory
                                          redemption
9-03(20)                     --         Preferred stock - no mandatory
                                          redemption
9-03(21)              7,726,762         Common stocks
9-03(22)             76,168,035         Other stockholders' equity
9-03(23)            547,146,296         Total liabilities and
                                          stockholders' equity
9-04(1)              35,008,202         Interest and fees on loans
9-04(2)               5,892,712         Interest and dividends on
                                          investments
9-04(4)                      --         Other interest income
9-04(5)              40,900,914         Total interest income
9-04(6)              22,235,400         Interest on deposits
9-04(9)              22,235,400         Total interest expense
9-04(10)             18,665,514         Net interest income
9-04(11)                355,000         Provision for loan losses
9-04(13)(h)              83,508         Investment securities
                                          gains/(losses)
9-04(14)              7,565,253         Other expenses
9-04(15)             12,436,534         Income/loss before income tax
9-04(17)             12,436,534         Income/loss before
                                          extraordinary items
9-04(18)                     --         Extraordinary items, less tax
9-04(19)                     --         Cumulative change in
                                          accounting principles
9-04(20)              8,221,877         Net income or loss
9-04(21)                   1.11         Earnings per share - basic
9-04(21)                   1.09         Earnings per share -  diluted
I.B.5                      8.06         Net yield - interest earning
                                          assets - actual
III.C.1.(a)                  --         Loans on non-accrual
III.C.1.(b)              25,345         Accruing loans past due 90
                                          days or more
III.C.2.(c)                  --         Troubled debt restructuring
III.C.2                      --         Potential problem loans

IV.A.1               3,406,150         Allowance for loan loss -
                                       beginning of period
IV.A.2                      --         Total chargeoffs
IV.A.3                      --         Total recoveries
IV.A.4               3,611,150         Allowance for loan loss - end
                                         of period
IV.B.1                 914,750         Loan loss allowance to
                                         allocated to domestic loans
IV.B.2                      --         Loan loss allowance to foreign
                                         loans
IV.B.3               2,696,400         Loan loss allowance -
                                         unallocated