Form 10-Q
period 1998-06-30
HORIZON FINANCIAL CORP
filed 1998-08-14
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                                (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
      Exchange Act of 1934

               For the quarterly period ended June 30, 1998

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


                            YES   X   NO

As of August 13, 1998, 7,497,775 common shares, $1.00 par value, were outstanding.

                          HORIZON FINANCIAL CORP.






INDEX                                                                   PAGE

PART 1            FINANCIAL INFORMATION

Item 1            Financial Statements

                  Consolidated Statements of Financial Condition          1

                  Consolidated Statements of Operations                   2

                  Consolidated Statements of Stockholders' Equity         3

                  Consolidated Statements of Cash Flow                    4-5

                  Notes to Consolidated Financial Statements              6

Item 2            Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   7-11





PART II           OTHER INFORMATION

Item 1            Legal Proceedings                                       12

Item 2            Changes in Securities                                   12

Item 3            Defaults Upon Senior Securities                         12

Item 4            Submission of Matters to a Vote of Security Holders     12

Item 5            Other Information                                       12

Item 6            Exhibits and Reports on Form 8-K                        12

SIGNATURES

                         HORIZON FINANCIAL CORP.
              Consolidated Statements of Financial Condition


                                                  June 30,      March 31,
                                                     1998          1998
                                                 (unaudited)
ASSETS:

         Cash and Due from Banks               $  6,560,667   $  6,878,615
         Interest-Bearing Deposits                2,686,516      9,980,349
         Investment Securities - Available
           for Sale                              29,833,305     33,813,752
         Investment Securities-Held to Maturity 989,777 1,985,941 Mortgage-Backed Securities - Available
           for Sale                              44,072,534     33,352,267
         Mortgage-Backed Securities - Held to
           Maturity                              14,382,005     15,488,523
         Loans Receivable                       442,050,968    433,697,267
         Accrued Interest and Dividends
           Receivable                             3,466,942      3,678,614
         Property and Equipment, Net              6,637,128      6,046,468
         Other Assets                             2,383,585      2,224,500
           Total Assets                        $553,063,427   $547,146,296

LIABILITIES:

         Deposits                              $451,573,186   $450,125,058
         Borrowings                               4,940,000            -0-
         Accounts Payable and Other
           Liabilities                            5,322,393      7,925,825
         Advances by Borrowers for Taxes
           and Insurance                            465,050        920,995
         Deferred Compensation                    1,271,274      1,275,000
         Net Deferred Income Tax Liabilities      2,883,506      2,879,728
         Federal income Tax Payable               1,225,984        124,893
           Total Liabilities                    467,681,393    463,251,499

STOCKHOLDERS' EQUITY:

    Serial Preferred Stock, $1.00 Par Value,
          10,000,000 Shares Authorized;
          None Issued or Outstanding
    Common Stock, $1.00 Par Value,
      30,000,000 Shares Authorized;
      7,737,041 and 7,726,762 Issued
      and Outstanding                             7,737,041      7,726,762
    Paid-in Capital                              53,971,680     53,821,396
    Retained Earnings                            23,828,935     22,509,593
    Accumulated Other Comprehensive Income        3,143,009      3,135,677
    Debt Related to ESOP                           (400,000)      (400,000)
    Treasury Stock-249,090 and 249,090 Held      (2,898,631)    (2,898,631)
 Total Stockholders' Equity                      85,382,034     83,894,797

       Total Liabilities and Stockholders'
             Equity                            $553,063,427   $547,146,296


                    (See Notes to Financial Statements)

                          HORIZON FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      3 Months Ended
                                                          June 30
                                                    1998          1997

INTEREST INCOME:
         Interest on Loans                      $ 9,191,085    $ 8,412,847
         Interest and Dividends on Investment
           and Mortgage-Backed Securities         1,418,037      1,529,766
              Total Interest Income              10,609,122      9,942,613

INTEREST EXPENSE:
         Interest on Deposits                     5,702,980      5,387,132
         Interest on Borrowings                      51,305            -0-
              Total Interest Expense              5,754,285      5,387,132
              Net Interest Income                 4,854,837      4,555,481

         Provision for Loan Losses                  320,000         30,000
              Net Interest Income After
              Provision for Loan Losses           4,534,837      4,525,481

NON-INTEREST INCOME:
         Service Fees                               409,033        293,313
         Net Gain(Loss) on Sale of Loans           (114,712)       (85,250)
         Net Gain(Loss) on Sale of Investments      301,836         23,925
         Other                                       66,765         50,014
              Total Non-Interest Income             662,922        282,002

NON-INTEREST EXPENSE:
         Compensation and Employee Benefits         973,734        995,028
         Building Occupancy                         298,898        290,534
         FDIC Insurance                              13,735         13,436
         Data Processing                            124,259        105,493
         Advertising                                101,031         78,110
         Other Expenses                             441,935        312,575
              Total Non-Interest Expense          1,953,592      1,795,176

    Income Before Provision for
         Income Taxes                             3,244,167      3,012,307
         Provision for Income Taxes               1,101,091      1,021,259
         Net Income                               2,143,076      1,991,048

EARNINGS PER SHARE:
    Basic earnings per share                          $ .29          $ .27
    Diluted earnings per share                        $ .28          $ .27



                    (See Notes to Financial Statements)


                                      HORIZON FINANCIAL CORP.
                     Consolidated Statements of Changes in Stockholder's Equity
                               3 Months Ended June 30, 1998 and 1997
                                            (unaudited)





                                                                         Net Unrealized
                             Common Stock      Additional                Gains(Losses)   Debt
                        Number                 Paid-In      Retained         on          Related   Treasury
                        of Shares  at Par      Capital      Earnings     Securities      to ESOP   Stock           Total

Balance at 3/31/97      6,650,340  $6,650,340  $40,063,678  $ 34,518,794  $  624,833     $(450,000)    $(2,898,631) $78,509,014

Cash div on common stk
at $.10 per share                                               (741,712)                                              (741,712)

Stock opts exercised       11,484      11,484       42,252                                                               53,736

DRIP                        6,111       6,111       86,317                                                               92,428

Net change in other
comprehensive income                                                       1,015,305                                  1,015,305

15% stock dividend        997,952     997,952   13,035,748   (14,033,700)                                                   -0-

Cash paid for
fractional shares                                                 (8,934)                                                (8,934)

Net income                                                     1,991,048                                              1,991,048

Balance at 6/30/97      7,665,887  $7,665,887  $53,227,995  $ 21,725,496  $1,640,138     $(450,000)    $(2,898,631) $80,910,885

Balance at 3/31/98      7,726,762  $7,726,762  $53,821,396  $ 22,509,593  $3,135,677     $(400,000)    $(2,898,631) $83,894,797

Cash div on common
stock at $.11 per sh.                                           (823,734)                                              (823,734)

Stock opts. exercised       2,923       2,923       25,696                                                               28,619

DRIP                        7,356       7,356      124,588                                                              131,944

Net change in other
comprehensive income                                                           7,332                                      7,332

Net income                                                     2,143,076                                              2,143,076

Balance at 6/30/98      7,737,041  $7,737,041  $53,971,680  $ 23,828,935  $3,143,009     $(400,000)    $(2,898,631) $85,382,034





                                (See Notes to Financial Statements)

                       HORIZON FINANCIAL CORP.

                 CONSOLIDATED STATEMENT OF CASH FLOWS



                                                           3 Months Ended
                                                               June 30,

                                                         1998           1997

Cash Flows from Operating Activities:
         Net Income                               $ 2,143,076    $ 1,991,048
         Adjustments to Reconcile Net Income
           to Net Cash Provided by Operating
           Activities:
             Depreciation                             121,520        111,600
             Amortization and Deferrals, Net            9,381        (39,582)
             Provision for Loan Losses                320,000         30,000
           Changes in Assets and Liabilities:
            Interest & Dividends Receivable           211,672        118,029
             Interest Payable                          20,362        (45,926)
            Federal Income Taxes (Rec)/Payable      1,101,091        724,067
             Other Assets                            (159,085)       (98,985)
             Other Liabilities                     (3,083,465)    (3,942,336)

           Net Cash Flows from Operating Activities   684,552       (854,793)

Cash Flows From Investing Activities:
    Change in Interest-Bearing Deposits, Net      $ 7,293,833   $    998,237
    Purchases of Investment Securities - AFS               -0-    (1,246,719)
    Proceeds from Sales and Maturities of
        Investment Securities - AFS                 3,813,249      2,971,648
    Purchases of Investment Securities - HTM               -0-            -0-
    Proceeds from Sales and Maturities of
            Investment Securities - HTM               996,164         (4,429)
    Purchases of Mtge Backed Sec - AFS                     -0-            -0-
    Purchases of Mtge Backed Sec - HTM                     -0-            -0-
    Proceeds from Mat of Mtge Backed Sec - AFS      7,415,266        534,325
    Proceeds from Mat of Mtge Backed Sec - HTM      1,106,518        725,933
    Proceeds from borrowings                       10,005,000            -0-
    Payments on borrowings                         (5,065,000)           -0-
    Proceeds from Sale of Loans                    11,316,432      9,304,402
    Principal Payments on Loans                    30,462,266     18,081,333
    Originations and Purchases of Loans           (68,419,005)   (33,232,705)
    Purchases of Bank Premises and
             Equipment                               (712,180)       (61,106)

               Net Cash Flows From Investing
                 Activities                       $(1,787,457)   $(1,929,081)




                  (See Notes to Financial Statements)

                       HORIZON FINANCIAL CORP.

                 CONSOLIDATED STATEMENT OF CASH FLOWS






                                                           3 Months Ended
                                                               June 30,

                                                         1998           1997

Cash Flows From Financing Activities:
  Change in Checking and
    Savings Accounts, Net                             400,234     (2,154,046)
  Proceeds From Issuance of Time Deposits          34,063,887     44,476,284
  Payments for Maturing Time Deposits             (33,015,993)   (38,662,903)
  Common Stock Issued, Net                            160,563        137,229
  Cash Dividends Paid                                (823,734)      (741,712)
          Net Cash Flows from Financing
                 Activities                           784,957      3,054,852


Net Change in Cash and Cash Equivalents              (317,948)       270,978

Cash and Cash Equivalents,
  Beginning of Year                                 6,878,615      4,416,862

Cash and Cash Equivalents,
  End of Year                                      $6,650,667     $4,687,840



SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

Cash Paid During the Period for:

         Interest Expense                          $5,687,980     $5,433,058

         Income Taxes                              $      -0-     $      -0-

                      HORIZON FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED JUNE 30, 1998
                           (unaudited)


NOTE A - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year. The March 31, 1998, consolidated statement of financial condition presented with the interim financial statements was audited and received an unqualified opinion. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank's annual report for the year ended March 31, 1998.

On October 13, 1995, Horizon Bank, a savings bank, ("Bank") reorganized into the holding company form of ownership ("Reorganization"), resulting in the Registrant becoming the sole stockholder of the Bank. Each outstanding share of common stock of the Bank and options to acquire shares of common stock of the Bank, became outstanding shares of common stock of the Registrant and options to acquire shares of common stock of the Registrant, respectively, as a result of the Reorganization. The consolidated financial statements for the three months ended June 30, 1998, include the accounts of Horizon Financial Corp., the Bank and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation.

Prior to Reorganization, Horizon Financial Corp. had no material assets or liabilities and engaged in no business activity. Subsequent to the acquisition of the bank, Horizon Financial Corp. has engaged in no significant activity other than holding the stock of the Bank.


NOTE B - Net Income Per Share

Earnings per share for the three months ended June 30, 1998 and 1997 are calculated on the basis of 7,484,156 and 7,407,760 weighted average shares outstanding, respectively. Diluted earnings per share for the three months ended June 30, 1998 and 1997 are calculated on the basis of 7,525,985 and 7,503,211 weighted average shares outstanding, respectively. Diluted EPS amounts are computed by determining the number of additional shares that are deemed outstanding due to the stock options under the treasury stock method.

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

At its March 26, 1996, meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 655,000 shares) of the Corporation's outstanding common stock over a 24-month period. This authorization ended in March of 1998. At its March 19, 1998 meeting, the Board of
Directors authorized the repurchase of up to 10% (approximately 747,000 shares) of the Corporation's outstanding common stock over the subsequent 24 month period. During the quarter ended June 30, 1998, the Corporation repurchased no shares of its common stock.

On April 22, 1997, the Corporation declared a 15% stock dividend. The appropriate historical figures presented herein have been restated to reflect this stock dividend.


Financial Condition

Total consolidated assets for the Corporation as of June 30, 1998, were $553,063,427, an increase of 1.08% from the March 31, 1998, level of $547,146,296. This increase in assets was due primarily to the growth in loans receivable, which increased 1.93% to $442,050,968 at June 30, 1998, from $433,697,267 at March 31, 1998.

Total liabilities increased .96% to $467,681,393 at June 30, 1998, from $463,251,499 at March 31, 1998. The increase in liabilities was due primarily to the addition of $4,940,000 in borrowings to the balance sheet in the form of repurchase agreements. The Bank intends to utilize borrowed funds as a strategy to supplement the liability side of the balance sheet as the opportunity presents itself.

Total stockholders' equity increased 1.77% to $85,382,034 at June 30, 1998, from $83,894,797 at March 31, 1998.


Liquidity and Capital Resources

The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals and other short-term cash requirements. At June 30, 1998, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $19,448,342.

As of June 30, 1998, the total amortized cost of investments and mortgage-backed securities was $84,515,487 compared to a market value of $89,608,650 , resulting in an unrealized gain of $5,093,163. On March 31, 1998, the amortized cost of investments and mortgage-backed securities was $79,889,458 compared to a market value of $84,958,025, resulting in an unrealized gain of $5,068,567.

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

Stockholders' equity to total assets was 15.44% as of June 30, 1998, well in excess of the 5.0% minimum required by the FDIC in order to be considered well capitalized.

                Comparative Results of Operations
                    For the Three Months Ended
                      June 30, 1998 and 1997



Net Interest Income

Net interest income for the three months ended June 30, 1998, increased 6.57% to $4,854,837 from $4,555,481 in the same time period of the previous year. Interest on loans for the quarter ended June 30, 1998, increased 9.25% to $9,191,085 from $8,412,847. This increase was due to an active quarter for loan originations and loan sales, which resulted in increased recognition of loan fee income during the quarter. Interest and dividends on investments and and mortgage-backed securities decreased 7.30% to $1,418,037 from $1,529,766 for the comparable quarter a year ago. This is primarily due to the lower level of interest rates and the lack of significant growth in the Bank's security portfolio between the two periods, as available funds were used primarily to fund mortgages during the quarter, instead of purchasing investments for the investment portfolio.

Total interest income increased 6.70% to $10,609,122 from $9,942,613. This increase is primarily attributable to an overall increase in interest earning assets over the prior period. Total interest paid on deposits increased
5.86% to $5,702,980 from $5,387,132. This increase in interest expense is due to the overall deposit growth of the Bank, along with increasing competition facing the Bank in attracting deposits. Interest on borrowings increased to $51,305 during the quarter, compared to -0- for the comparable period one year ago. During the quarter, the Bank borrowed funds in the wholesale markets using repurchase agreements. The Bank's management intends to futher utilize wholesale funding in the future, as appropriate opportunities arise.

The weighted average yield on all earning assets for the quarter ended
June 30, 1998, increased 4 basis points to 8.06% from 8.02% for the quarter ended June 30, 1997. The weighted average yield on loans increased 2 basis points to 8.38% from 8.36%, and the weighted average yield on investments decreased 8 basis points to 6.47% from 6.55%.

The Bank's cost of funds for the quarter ended June 30, 1998, was unchanged from the quarter ended June 30, 1997 at 5.09%. Therefore, the Bank's interest rate spread increased 4 basis points to 2.97% for the quarter ended June 30, 1998, compared to 2.93% for the prior period, due to the increase in the interest earning asset yield.

Net interest income for the three months ended June 30, 1998, after provision for loan losses, increased .21% to $4,534,837 from $4,525,481. Provisions for loan losses increased to $320,000 during the quarter ended June 30, 1998, compared to $30,000 for the same period one year ago. While the Bank had only three loans totaling $117,347 over 90 days delinquent at June 30, 1998, management considered it to be a prudent practice to make these additions to its loan loss reserves.

Non Interest Income

Non interest income for the three months ended June 30, 1998, increased 135% to $662,922 from $282,002 for the same time period a year ago. Service fee income increased 39.45% to $409,033 from $293,313. This increase at June 30, 1998 was primarily due to increased appraisal and escrow fees recognized during an active quarter for loan originations. The net gain/loss on the sale of loans showed a loss of $114,712 during the quarter, compared to a loss of $85,250 in the comparable period one year ago. These losses were due primarily to the sale of approximately $11 million in long-term fixed rate mortgage loans during the quarter. When the Bank sells loans, the remaining outstanding fees associated with these mortgages flow to the income statement as interest income. Therefore, even when the sale of loans generate an overall profit to the Bank (including the recognition of the fee income), the non-interest portion of the sale reflects a loss, due to the pricing of the loans at the time of the sale. The net gain/loss on sales of investment securities increased significantly to $301,836 for the quarter ended June 30, 1998 from $23,925 for the comparable period one year ago. This increase was due primarily to the sale of selected common stocks and mortgage-backed securities from the Bank's investment portfolio during the quarter. Other non-interest income for the quarter increased 33.49% to $66,765 from $50,014. This increase was primarily due to an increase in Visa debit card fees received by the Bank.

Non Interest Expense

Non interest expense for the three months ended June 30, 1998, increased
8.82% to $1,953,592 from $1,795,176. Compensation and employee benefits decreased 2.14% during the period, to $973,734 from $995,028. Building occupancy for the quarter ended June 30, 1998 increased 2.88% to $298,898 from $290,534. The Bank's FDIC insurance expense for the quarter ended
June 30, 1998, was little changed at $13,735, compared to $13,436 for the same period one year ago. Data processing expenses increased 17.79% to $124,259 for the quarter ended June 30, 1998, from $105,493. This increase is primarily due to recognition of expenses relating to the upgrading of most of the Bank's personal computers, along with preparations to implement a wide area network at the Bank. Advertising expenses increased 29.34% to $101,031 for the quarter, from $78,110. The Bank recently changed marketing/advertising agencies and this increase in expenses is largely due to the development of new advertising and marketing campaigns. Other non interest expenses increased 41.39% to $441,935 from $312,575. This increase was primarily due to an addition to the Bank's contingency loss reserve during the quarter, along with increases in items such as telephone and postage expenses, due to the overall growth of the Bank and increased direct mail marketing activity.

Year 2000 Compliance

The Year 2000 computer problem involves the way in which a computer will interpret the Year 2000 when expressed as "00". Many computer systems, if left unchanged, will interpret "00" as the year 1900, rather than as the Year 2000. This problem could affect you in many ways. We want you to understand what Horizon Bank is doing to address this issue.

First, Horizon is working hard at testing its computers and software programs for compliance with the Year 2000. Second, we are working with our data processor, Fiserv, as well as our other vendors, to make sure that all of their computers and software programs have been tested for the Year 2000. Lastly, we are working with our banking regulators to complete the mandatory testing of our systems well in advance of the change of the century.

In addition, over the next several months, the Bank is replacing or upgrading most of its personal computers, which should assist in the Year 2000 compliance efforts since computers with older BIOS chips are more likely to be susceptible to Year 2000 issues than newer machines. The Bank has decided, however, that even the new personal computers being purchased will be tested for Year 2000 compliance.

Given the amount of media attention that has been focused on the Year 2000 computer problem, we understand that this is an emotional and upsetting issue for many people. It is important, however, to realize that this is not the first time Horizon has had to deal with the Year 2000 computer problem. Horizon, and its data processor, first had to deal with the issue in 1970 when the Bank was originating 30-year mortgages that would mature in the Year 2000 and beyond. And again, in 1990, the Bank dealt with the issue when it offered 10-year certificates of deposit that would mature in the Year 2000. In each case, the issue was resolved successfully.

While there can be no guarantee of total Year 2000 compliance, please be assured that Horizon Bank is taking this issue very seriously and is working diligently to minimize potential impacts to its customers and shareholders as a result of the turn of the century.

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



                             Dated:          August 13, 1998