Form 10-Q
period 1998-09-30
HORIZON FINANCIAL CORP
filed 1998-11-13
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                                (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
      Exchange Act of 1934

               For the quarterly period ended September 30, 1998

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


                            YES   X   NO

As of November 6, 1998, 7,484,215 common shares, $1.00 par value, were outstanding.

                          HORIZON FINANCIAL CORP.






INDEX                                                                   PAGE

PART 1            FINANCIAL INFORMATION

Item 1            Financial Statements

                  Consolidated Statements of Financial Condition          1

                  Consolidated Statements of Operations                   2-3

                  Consolidated Statements of Stockholders' Equity         4

                  Consolidated Statements of Cash Flow                    5-6

                  Notes to Consolidated Financial Statements              7

Item 2            Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   8-12





PART II           OTHER INFORMATION

Item 1            Legal Proceedings                                       13

Item 2            Changes in Securities                                   13

Item 3            Defaults Upon Senior Securities                         13

Item 4            Submission of Matters to a Vote of Security Holders     13

Item 5            Other Information                                       13

Item 6            Exhibits and Reports on Form 8-K                        13

SIGNATURES

                         HORIZON FINANCIAL CORP.
              Consolidated Statements of Financial Condition


                                                  Sept. 30,      March 31,
                                                     1998          1998
                                                 (unaudited)
ASSETS:

         Cash and Due from Banks               $  5,499,423   $  6,878,615
         Interest-Bearing Deposits               10,981,516      9,980,349
         Investment Securities - Available
           for Sale                              25,183,535     33,813,752
         Investment Securities-Held to Maturity 991,247 1,985,941 Mortgage-Backed Securities - Available
           for Sale                              50,027,335     33,352,267
         Mortgage-Backed Securities - Held to
           Maturity                              13,385,926     15,488,523
         Loans Receivable                       449,952,652    433,697,267
         Accrued Interest and Dividends
           Receivable                             3,646,155      3,678,614
         Property and Equipment, Net              6,901,345      6,046,468
         Other Assets                             2,415,083      2,224,500
           Total Assets                        $568,984,217   $547,146,296

LIABILITIES:

         Deposits                              $460,018,144   $450,125,058
         Accounts Payable and Other
           Liabilities                            5,901,723      7,925,825
         Other Borrowings                         9,940,000            -0-
         Advances by Borrowers for Taxes
           and Insurance                            918,938        920,995
         Deferred Compensation                    1,267,550      1,275,000
         Net Deferred Income Tax Liabilities      3,081,044      2,879,728
         Federal income Tax Payable                 827,738        124,893
           Total Liabilities                    481,955,137    463,251,499

STOCKHOLDERS' EQUITY:

    Serial Preferred Stock, $1.00 Par Value,
          10,000,000 Shares Authorized;
          None Issued or Outstanding
    Common Stock, $1.00 Par Value,
      30,000,000 Shares Authorized;
      7,747,205 and 7,726,762 Issued
      and Outstanding                             7,747,205      7,726,762
    Paid-in Capital                              54,108,242     53,821,396
    Retained Earnings                            25,149,636     22,509,593
    Accumulated Other Comprehensive
      Income                                      3,526,466      3,135,677
    Debt Related to ESOP                           (400,000)      (400,000)
    Treasury Stock-262,990 and 249,090 Held      (3,102,469)    (2,898,631)
 Total Stockholders' Equity                      87,029,080     83,894,797

       Total Liabilities and Stockholders'
             Equity                            $568,984,217   $547,146,296


                    (See Notes to Financial Statements)

                          HORIZON FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      3 Months Ended
                                                          Sept. 30
                                                    1998          1997

INTEREST INCOME:
         Interest on Loans                     $  9,150,048   $  8,547,080
         Interest and Dividends on Investment
           and Mortgage-Backed Securities         1,515,747      1,548,108
              Total Interest Income              10,665,795     10,095,188

INTEREST EXPENSE:
         Interest on Deposits                     5,764,057      5,598,327
         Interest on Borrowings                      92,876            -0-
           Total Interest Expense                 5,856,933      5,598,327
           Net Interest Income                    4,808,862      4,496,861

         Provision for Loan Losses                      -0-        150,000
              Net Interest Income After
                Provision for Loan Losses         4,808,862      4,346,861

NON-INTEREST INCOME:
         Service Fees                               372,012        281,726
         Net Gain(Loss) on Sale of Loans            (21,970)        (7,050)
         Net Gain(Loss) on Sale of Investments        3,030        373,536
         Other                                      103,632         73,599
              Total Non-Interest Income             456,704        721,811

NON-INTEREST EXPENSE:
         Compensation and Employee Benefits       1,096,467      1,018,457
         Building Occupancy                         300,123        270,016
         FDIC Insurance                              13,075         13,482
         Data Processing                            128,981        112,327
         Advertising                                113,583        129,809
         Other Expenses                             366,882        428,673
              Total Non-Interest Expense          2,019,111      1,972,764

    Income Before Provision for
       Income Taxes                               3,246,455      3,095,908
         Provision for Income Taxes               1,101,754      1,047,837
         Net Income                               2,144,701      2,048,071

    Earnings Per Share:
       Basic Earnings Per Share                        $.29           $.28
       Diluted Earnings Per Share                      $.28           $.27

                    (See Notes to Financial Statements)

                          HORIZON FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      6 Months Ended
                                                          Sept. 30
                                                    1998          1997

INTEREST INCOME:
         Interest on Loans                     $ 18,341,133   $ 16,959,927
         Interest and Dividends on Investment
           and Mortgage-Backed Securities         2,933,784      3,077,874
              Total Interest Income              21,274,917     20,037,801

INTEREST EXPENSE:
         Interest on Deposits                    11,467,037     10,985,459
         Interest on Borrowings                     144,181            -0-
           Total Interest Expense                11,611,218     10,985,459
           Net Interest Income                    9,663,699      9,052,342

         Provision for Loan Losses                  320,000        180,000
              Net Interest Income After
                Provision for Loan Losses         9,343,699      8,872,342

NON-INTEREST INCOME:
         Service Fees                               781,045        575,039
         Net Gain(Loss) on Sale of Loans           (136,682)       (92,300)
         Net Gain(Loss) on Sale of
           Investments                              304,866        397,461
         Other                                      170,397        123,613
              Total Non-Interest Income           1,119,626      1,003,813

NON-INTEREST EXPENSE:
         Compensation and Employee Benefits       2,070,201      2,013,485
         Building Occupancy                         599,021        560,550
         FDIC Insurance                              26,810         26,918
         Data Processing                            253,240        217,820
         Advertising                                214,614        207,919
         Other Expenses                             808,817        741,248
              Total Non-Interest Expense          3,972,703      3,767,940

    Income Before Provision for
       Income Taxes                               6,490,622      6,108,215
         Provision for Income Taxes               2,202,845      2,069,096
         Net Income                               4,287,777      4,039,119

    Earnings Per Share:
       Basic Earnings Per Share                        $.57           $.54
       Diluted Earnings Per Share                      $.57           $.54


                    (See Notes to Financial Statements)


                                      HORIZON FINANCIAL CORP.
                     Consolidated Statements of Changes in Stockholder's Equity
                               6 Months Ended September 30, 1998 and 1997
                                            (unaudited)





                                                                         Net Unrealized
                             Common Stock      Additional                Accum Other    Debt
                        Number                 Paid-In      Retained     Comprehensive  Related    Treasury
                        of Shares  at Par      Capital      Earnings     Income         to ESOP    Stock           Total

Balance at 3/31/97      6,650,340  $6,650,340  $40,063,678  $34,518,794  $  624,833     $(450,000) $(2,898,631)    $78,509,014

Cash div on common stk
at $.21 per share                                            (1,559,419)                                            (1,559,419)

Stock opts exercised       21,748      21,748      113,607                                                             135,355

DRIP                       12,751      12,751      181,766                                                             194,517

Net change in other
comprehensive income                                                      1,734,282                                  1,734,282

15% stock dividend        997,952     997,952   13,035,748  (14,033,700)                                                   -0-

Cash paid for
fractional shares                                                (8,934)                                                (8,934)

Net Income                                                    4,039,119                                              4,039,119

Balance at 9/30/97      7,682,791  $7,682,791  $53,394,799  $22,955,860  $2,359,115     $(450,000)    $(2,898,631)  83,043,934

Balance at 3/31/98      7,726,762  $7,726,762  $53,821,396  $22,509,593  $3,135,677     $(400,000)    $(2,898,631)  83,894,797

Cash div on common
stock at $.22 per sh.                                        (1,647,734)                                            (1,647,734)

Treasury stock purchased                                                                                 (203,838)    (203,838)

Stock opts. exercised       4,201       4,201       37,309                                                              41,510

DRIP                       16,242      16,242      249,537                                                             265,779

Net change in other
comprehensive income                                                        390,789                                    390,789

Net income                                                    4,287,777                                              4,287,777

Balance at 9/30/98      7,747,205  $7,747,205  $54,108,242  $25,149,636  $3,526,466     $(400,000)    $(3,102,469) $87,029,080




                                (See Notes to Financial Statements)

                       HORIZON FINANCIAL CORP.

                 CONSOLIDATED STATEMENT OF CASH FLOWS



                                                           6 Months Ended
                                                              Sept. 30,

                                                         1998           1997

Cash Flows from Operating Activities:
    Net Income                                 $    4,287,777   $  4,039,119
    Adjustments to Reconcile Net Income
      Provided by Operating Activities:
        Depreciation                                  244,488        223,269
        Amortization and Deferrals, Net                72,527        (18,435)
        Provision for Loan Losses                          -0-       180,000
    Changes in Assets and Liabilities:
        Interest & Dividends Receivable                32,459       (234,444)
        Interest Payable                              114,682        (77,559)
        Federal Income Taxes Payable                  702,845        796,524
        Other Assets                                 (190,000)       (98,235)
        Other Liabilities                          (2,148,291)    (3,317,775)

    Net Cash Flows from Operating Activities   $    3,115,904   $  1,492,464


Cash Flows From Investing Activities:
    Change in Interest-Bearing Deposits, Net   $   (1,001,167)  $ (2,745,727)
    Purchases of Investment Securities - AFS               -0-   (15,606,797)
    Proceeds from Sales and Maturities of
      Investment Securities - AFS                   8,224,816      4,357,379
    Purchases of Investment Securities - HTM               -0-            -0-
    Proceeds from Maturities of Investment
      Securities - HTM                                994,694      1,889,687
    Purchases of Mtge Backed Securities - HTM              -0-            -0-
    Purchases of Mtge Backed Securities - AFS              -0-    (5,942,010)
    Proceeds from Mat of Mtge Backed Sec - HTM      2,102,597      1,963,252
    Proceeds from Mat of Mtge Backed Sec - AFS     10,346,349     21,046,511
    Proceeds from Borrowings                       15,005,000             -0-
    Payment on Borrowings                          (5,065,000)            -0-
    Proceeds from Sale of Loans                    16,087,374     15,750,743
    Principal Payments on Loans                    59,889,152     35,704,479
    Originations and Purchases of Loans          (118,328,349)   (68,716,213)
    Purchases of Bank Premises and
      Equipment                                    (1,099,365)      (153,150)

    Net Cash Flows From Investing Activities:  $  (12,843,899)  $(12,451,846)




                  (See Notes to Financial Statements)

                       HORIZON FINANCIAL CORP.

                 CONSOLIDATED STATEMENT OF CASH FLOWS






                                                           6 Months Ended
                                                              Sept. 30,

                                                         1998           1997

Cash Flows From Financing Activities:
  Change in Checking and
    Savings Accounts, Net                           2,962,873         51,482
  Proceeds From Issuance of Time Deposits          79,702,543     90,881,857
  Payments for Maturing Time Deposits             (72,772,330)   (77,779,045)
  Common Stock Issued, Net                            307,289        329,872
  Cash Dividends Paid                              (1,647,734)    (1,568,353)
  Treasury Stock Purchased                           (203,838)            -0-
          Net Cash Flows from Financing
                 Activities                         8,348,803     11,915,813


Net Change in Cash and Cash Equivalents            (1,379,192)       956,431

Cash and Cash Equivalents,
  Beginning of Year                                 6,878,615      4,416,862

Cash and Cash Equivalents,
  End of Year                                      $5,499,423     $5,373,293



SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

Cash Paid During the Period for:

         Interest Expense                         $11,450,593    $11,063,018

         Income Taxes                             $ 1,500,000    $ 1,280,000

                      HORIZON FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 1998
                           (unaudited)


NOTE A - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year. The March 31, 1998, consolidated statement of financial condition presented with the interim financial statements was audited and received an unqualified opinion. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank's annual report for the year ended March 31, 1998.

On October 13, 1995, Horizon Bank, a savings bank, ("Bank") reorganized into the holding company form of ownership ("Reorganization"), resulting in the Registrant becoming the sole stockholder of the Bank. Each outstanding share of common stock of the Bank and options to acquire shares of common stock of the Bank, became outstanding shares of common stock of the Registrant and options to acquire shares of common stock of the Registrant, respectively, as a result of the Reorganization. The consolidated financial statements for the three months and six months ended September 30, 1998, include the accounts of Horizon Financial Corp., the Bank and other sub-sidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation.

Prior to Reorganization, Horizon Financial Corp. had no material assets or liabilities and engaged in no business activity. Subsequent to the acquisition of the bank, Horizon Financial Corp. has engaged in no significant activity other than holding the stock of the Bank.


NOTE B - Net Income Per Share

Earnings per share for the three months ended September 30, 1998 and 1997 are calculated on the basis of 7,487,745 and 7,424,120 weighted average shares outstanding, respectively. Diluted earnings per share for the three months ended September 30, 1998 and 1997 are calculated on the basis of 7,568,368 and 7,530,895 weighted average shares outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.


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

At its March 26, 1996, meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 655,000 shares) of the Corporation's outstanding common stock over a 24-month period. This authorization ended in March of 1998. At its March 19, 1998 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 747,000 shares) of the Corporation's outstanding common stock over the subsequent 24-month period. During the quarter and six months ended September 30, 1998, the Corporation repurchased 13,900 shares of its common stock.

Financial Condition

Total consolidated assets for the Corporation as of September 30, 1998, were $568,984,217, an increase of 3.99% from the March 31, 1998 level of $547,146,296. This increase in assets was due primarily to the growth in loans receivable, which increased 3.75% to $449,952,652 at September 30, 1998, from $433,697,267 at March 31, 1998.

Total liabilities increased 4.04% to $481,955,137 at September 30, 1998, from $463,251,499 at March 31, 1998. The increase in liabilities was due in part to the growth in savings deposits, which increased 2.20% to $460,018,144 from $450,125,058. Also contributing to the growth in liabilites was an increase in Other Borrowings to $9,940,000 at September 30, 1998, compared to -0- Other Borrowings at March 31, 1998.

Total stockholders' equity increased 3.74% to $87,029,080 at September 30, 1998, from $83,894,797 at March 31, 1998.

Liquidity and Capital Resources

The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals and other short-term cash requirements. At September 30, 1998, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $28,283,902.

As of September 30, 1998, the total amortized cost of investments and mortgage-backed securities was $82,244,913 compared to a market value of $90,042,251, resulting in an unrealized gain of $5,797,338. On March 31, 1998, the total amortized cost of investments and mortgage-backed securities was $79,889,458 compared to a market value of $84,958,025, resulting in an unrealized gain of $5,068,567. The primary reasons for this difference at September 30, 1998, compared to March 31, 1998, was the overall lower level of interest rates which increased the valuation of the Bank's investment portfolio, along with increases in the value of the Bank's common stock holdings.

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

Stockholders' equity to total assets was 15.30% as of September 30, 1998, well in excess of the 5.0% minimum required by the FDIC in order to be considered well capitalized.



                       Comparative Results of Operations
                      For the Three and Six Months Ended
                          September 30, 1998 and 1997



Net Interest Income

Net interest income for the three months ended September 30, 1998, increased 6.94% to $4,808,862 from $4,496,861 in the same quarter of the previous year. Interest on loans for the quarter ended September 30, 1998 was the primary reason for this change, increasing 7.05% to $9,150,048 from $8,547,080. This increase was due to an active quarter for loan originations (particularly refinances) which resulted in increased loan fee recognition during the quarter. Interest and dividends on investments and mortgage-backed securities decreased 2.09% to $1,515,747 from $1,548,108 for the comparable quarter a year ago.
This is primarily due to the lower level of interest rates and the lack of significant growth in the Bank's security portfolio compared to the growth in loans receivable. Available funds were used primarily to fund mortgages during the period, instead of purchasing investments for the investment portfolio. Total interest income increased 5.65% to $10,665,795 from $10,095,188. This increase is primarily attributable to an overall increase in interest-earning assets over the prior period.

Total interest paid on deposits increased 2.96% to $5,764,057 from $5,598,327. This increase in interest expense is due to the overall deposit growth of the Bank, along with increased competition facing the Bank in attracting deposits. Interest on borrowings increased to $92,876 during the quarter, compared to -0-for the comparable period one year ago. During the quarter, the Bank borrowed additional funds in the wholesale markets using repurchase agreements. The Bank's management intends to further utilize wholesale funding in the future, as appropriate opportunities arise.

Net interest income for the three months ended September 30, 1998, after provision for loan losses, increased 10.63% to $4,808,862 from $4,346,861.
No provisions for loan losses were made during the quarter, compared to $150,000 for the same period one year ago. The Bank's management considers the existing levels of reserves to be adequate at this time and will continue to closely monitor the Bank's loan loss reserves.

Net interest income for the six-month period ended September 30, 1998, increased 6.75% to $9,663,699 from $9,052,342 for the comparable period one year ago. Total interest income increased 6.17% to $21,274,917 from $20,037,801 due primarily to the increase in the Bank's earning assets. Total interest expense for the six-month period increased 5.70% to $11,611,218 from $10,985,459. As discussed above, this increase is due to the overall growth of the Bank, along with the wholesale market borrowings utilized during the period. Net interest income after provisions for loan losses increased 5.31% to $9,343,699 from $8,872,342.


Non Interest Income

Non interest income for the three months ended September 30, 1998, decreased 36.73% to $456,704 from $721,811 for the same time period a year ago. Service fee income increased 32.05% to $372,012 from $281,726. This is due in large part to the increase in servicing fee income on loans which have been sold or securitized in the secondary market, along with increases in fee income as a result of a productive quarter in terms of loan volume. The net gain/loss on the sale of loans showed a loss of $21,970 during the quarter, compared to a loss of $7,050 in the comparable period one year ago. When the Bank sells loans, the gains or losses related to the loan balances and the prices received in the secondary market are reflected as non-interest income. When the Bank sells low coupon, long-term fixed rate mortgages to reduce its interest rate risk exposure, the non-interest portion of the income statement may show a loss. The remaining outstanding fees associated with these mortgages, however, flow to the income statement as interest income. Therefore, even when the non-interest income portion of the sale reflects a loss, it is possible that the loan sales (including the fee recognition) generate an overall profit to the Bank. The net gain on the sale of securities decreased to $3,030 for the quarter, compared to $373,536 for the previous period. During the prior year period, the Bank recognized gains from the sale of common stocks and mortgage backed securities. Other non interest income for the quarter ended September 30, 1998, increased 40.81% to $103,632 from $73,599. Contributing to this change was an increase in VISA debit card fee income during the quarter, along with an adjustment of $25,000 in specific loan loss reserves due to the payoff of a loan with an allocated reserve.

Non interest income for the six months ended September 30, 1998, increased 11.54% to $1,119,626 from $1,003,813. Service fee income increased 35.83% to $781,045 from $575,039 due primarily to the increased service fee income from loans and increased fee income related to loan production, as discussed above. The net gain/loss on sale of loans showed a loss of $136,682 during the six-months ended September 30, 1998, compared to a loss of $92,300 in the prior period. The net gain/loss on sales of investment securities decreased 23.30% to $304,866 from $397,461. This change reflects the amounts recognized in each period on the sale of common stock and mortgage-backed securities in the respective periods. Other non-interest income for the six-month period increased 37.85% to $170,397 from $123,613, due primarily to the reasons stated in the discussion above regarding the quarterly results.


Non Interest Expense

Non interest expense for the three months ended September 30, 1998, increased 2.35% to $2,019,111 from $1,972,764. Compensation and employee benefits increased 7.66% to $1,096,467 from $1,018,457, due primarily to the overall growth of the Bank. Building occupancy for the quarter ended September 30, 1998, increased 11.15% to $300,123 from $270,016. The Bank's FDIC insurance expense for the quarter ended September 30, 1998, was little changed at $13,075, compared $13,482 paid in the quarter one year ago. Data processing increased 14.83% to $128,981 from $112,327, due primarily to the overall growth of the Bank. Advertising expenses decreased 12.50% to $113,583 for the quarter from $129,809. Other non interest expenses decreased 14.41% to $366,882 from $428,673. The primary reason for this decline relates to additions to the Bank's contingency loss reserve in the quarter ended September 30, 1997.

Non interest expense for the six months ended September 30, 1998, increased 5.43% to $3,972,703 from $3,767,940. Compensation and employee benefits increased 2.82% to $2,070,201 from $2,013,485. Building occupancy expenses for the six months increased 6.86% to $599,021 from $560,550. FDIC insurance expenses were basically unchanged for the six-month period ended September 30, 1998 at $26,810, compared to $26,918 for the prior period. Data processing expenses increased 16.26% to $253,240 from $217,820 due primarily to the growth of the Bank. Advertising expenses for the six-month period ended September 30, 1998 increased 3.22% to $214,614 from $207,919. Other expenses increased 9.12% to $808,817 from $741,248 due to the overall growth of the Bank and expenses related to upgrading the Bank's computer systems.

Year 2000 Compliance

The Year 2000 computer problem involves the way in which a computer will interpret the Year 2000 when expressed as "00". Many computer systems, if left unchanged, will interpret "00" as the year 1900, rather than as the Year 2000. This problem could affect you in many ways. We want you to understand what Horizon Bank is doing to address the issue.

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

The Bank will also be conducting an extensive test of its interface with its service provider, Fiserv, in December 1998. The Bank will also have the opportunity to perform additional tests with Fiserv early in 1999, as needed. In addition to preparing for testing, the Bank is currently in the process of refining its contingency plan for the Year 2000. This will be an ongoing process as the Bank continues to prepare for the turn of the century.

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

Forward Looking Statements

In this document, Horizon has included certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.
This statement is for the express purpose of availing Horizon to the protections of such safe harbor with respect to all "forward looking statements". Horizon has used "forward looking statements" to describe future plans and strategies, including expectations of Horizon's potential future financial results. Management's ability to predict results or the effect of future plans and strategies is inherently uncertain. Factors that could effect results include, but are not limited to: the future level of interest rates, industry trends, general economic conditions, loan delinqency rates, and changes in state and federal regulations. These factors should be considered when evaluating the "forward looking statements" and undue reliance should not be placed on such statements.

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



                             Dated:  November 13, 1998