Form 10-Q
period 1998-12-31
HORIZON FINANCIAL CORP
filed 1999-02-12
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q

                                (Mark One)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
      Exchange Act of 1934

               For the quarterly period ended December 31, 1998

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


                            YES   X   NO

As of February 5, 1999, 7,496,294 common shares, $1.00 par value, were outstanding.

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

SIGNATURES

                         HORIZON FINANCIAL CORP.
              Consolidated Statements of Financial Condition


                                                   Dec. 31,      March 31,
                                                     1998          1998
                                                 (unaudited)
ASSETS:

         Cash and Due from Banks               $  7,383,137   $  6,878,615
         Interest-Bearing Deposits                4,271,516      9,980,349
         Investment Securities - Available
           for Sale                              29,033,458     33,813,752
         Investment Securities-Held to Maturity 992,718 1,985,941 Mortgage-Backed Securities - Available
           for Sale                              51,802,183     33,352,267
         Mortgage-Backed Securities - Held to
           Maturity                              12,080,990     15,488,523
         Loans Receivable                       466,392,956    433,697,267
         Accrued Interest and Dividends
           Receivable                             3,514,222      3,678,614
         Property and Equipment, Net              9,531,911      6,046,468
         Other Assets                             2,628,275      2,224,500
           Total Assets                        $587,631,366   $547,146,296

LIABILITIES:

         Deposits                              $471,869,430   $450,125,058
         Accounts Payable and Other
           Liabilities                            4,618,183      7,925,825
         Other Borrowings                        16,608,000             -0-
         Advances by Borrowers for Taxes
           and Insurance                            502,893        920,995
         Deferred Compensation                    1,263,825      1,275,000
         Net Deferred Income Tax Liabilities      3,262,585      2,879,728
         Federal income Tax Payable                 620,820        124,893
           Total Liabilities                    498,745,736    463,251,499

STOCKHOLDERS' EQUITY:

    Serial Preferred Stock, $1.00 Par Value,
          10,000,000 Shares Authorized;
          None Issued or Outstanding
    Common Stock, $1.00 Par Value,
      30,000,000 Shares Authorized;
      7,759,284 and 7,726,762 Issued
      and Outstanding                             7,759,284      7,726,762
    Paid-in Capital                              54,249,855     53,821,396
    Retained Earnings                            26,500,092     22,509,593
    Accumulated Other Comprehensive Income        3,878,868      3,135,677
    Debt Related to ESOP                           (400,000)      (400,000)
    Treasury Stock-262,990 and 249,090 Held      (3,102,469)    (2,898,631)
 Total Stockholders' Equity                      88,885,630     83,894,797

       Total Liabilities and Stockholders'
             Equity                            $587,631,366   $547,146,296


                    (See Notes to Financial Statements)

                          HORIZON FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      3 Months Ended
                                                          Dec. 31
                                                    1998          1997

INTEREST INCOME:
         Interest on Loans                     $  9,569,770   $  8,885,534
         Interest and Dividends on Investment
           and Mortgage-Backed Securities         1,404,825      1,486,292
              Total Interest Income              10,974,595     10,371,826

INTEREST EXPENSE:
         Interest on Deposits                     5,741,944      5,679,271
         Interest on Borrowings                     144,424              0
              Total Interest Expense              5,886,368      5,679,271
              Net Interest Income                 5,088,227      4,692,555

         Provision for Loan Losses                   75,000              0
              Net Interest Income After
                Provision for Loan Losses         5,013,227      4,692,555

NON-INTEREST INCOME:
         Service Fees                               389,963        284,359
         Net Gain(Loss) on Sale of Loans           (112,979)      (144,233)
         Net Gain(Loss) on Sale of Investments            0         25,487
         Other                                      104,343         68,896
              Total Non-Interest Income             381,327        234,509

NON-INTEREST EXPENSE:
         Compensation and Employee Benefits       1,082,930        981,902
         Building Occupancy                         315,501        284,616
         FDIC Insurance                              13,976         13,704
         Data Processing                            136,902        116,875
         Advertising                                103,086         94,097
         Other Expenses                             449,765        296,885
              Total Non-Interest Expense          2,102,160      1,788,079

    Income Before Provision for
       Income Taxes                               3,292,394      3,138,985
         Provision for Income Taxes               1,118,082      1,065,245
         Net Income                               2,174,312      2,073,740

         Earnings Per Share
           Basic Earnings Per Share                    $.29           $.28
           Diluted Earnings Per Share                  $.29           $.27




                    (See Notes to Financial Statements)

                          HORIZON FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                      9 Months Ended
                                                          Dec. 31
                                                    1998          1997

INTEREST INCOME:
         Interest on Loans                     $ 27,910,903   $ 25,845,461
         Interest and Dividends on Investment
           and Mortgage-Backed Securities         4,338,609      4,564,166
              Total Interest Income              32,249,512     30,409,627

INTEREST EXPENSE:
         Interest on Deposits                    17,208,981     16,664,730
         Interest on Borrowings                     288,605              0
              Total Interest Expense             17,497,586     16,664,730
              Net Interest Income                14,751,926     13,744,897

         Provision for Loan Losses                  395,000        180,000
              Net Interest Income After
                Provision for Loan Losses        14,356,926     13,564,897

NON-INTEREST INCOME:
         Service Fees                             1,171,008        859,398
         Net Gain(Loss) on Sale of Loans           (249,661)      (236,534)
         Net Gain(Loss) on Sale of Investments      304,866        422,949
         Other                                      274,740        192,509
              Total Non-Interest Income           1,500,953      1,238,322

NON-INTEREST EXPENSE:
         Compensation and Employee Benefits       3,153,131      2,995,387
         Building Occupancy                         914,522        845,166
         FDIC Insurance                              40,786         40,622
         Data Processing                            390,142        334,695
         Advertising                                317,700        302,016
         Other Expenses                           1,258,582      1,038,133
              Total Non-Interest Expense          6,074,863      5,556,019

    Income Before Provision for
       Income Taxes                               9,783,016      9,247,200
         Provision for Income Taxes               3,320,927      3,134,341
         Net Income                               6,462,089      6,112,859

         Earnings Per Share:
           Basic Earnings Per Share                    $.86           $.82
           Diluted Earnings Per Share                  $.85           $.81





                    (See Notes to Financial Statements)


                                      HORIZON FINANCIAL CORP.
                     Consolidated Statements of Changes in Stockholder's Equity
                               9 Months Ended December 31, 1998 and 1997
                                            (unaudited)






                             Common Stock      Additional                Accum Other     Debt
                        Number                 Paid-In      Retained     Comprehensive   Related     Treasury
                        of Shares  at Par      Capital      Earnings     Income          to ESOP     Stock           Total

Balance at 3/31/97      6,650,340  $6,650,340  $40,063,678  $34,518,794  $  624,833      $(450,000)  $(2,898,631)  $78,509,014

Cash div on common stk
at $.32 per share                                            (2,379,472)                                            (2,379,472)

Stock opts exercised       35,342      35,342      234,668                                                             270,010

DRIP                       19,703      19,703      293,860                                                             313,563

Net change in other
comprehensive income                                                      2,040,852                                  2,040,852

15% stock dividend        997,952     997,952   13,035,748  (14,033,700)                                                   -0-

Cash paid for
fractional shares                                                (8,934)                                                (8,934)

Net income                                                    6,112,859                                              6,112,859

Balance at 12/31/97     7,703,337   7,703,337  $53,627,954  $24,209,547  $2,665,685     $(450,000)  $(2,898,631)   $84,857,892

Balance at 3/31/98      7,726,762   7,726,762  $53,821,396  $22,509,593  $3,135,677     $(400,000)  $(2,898,631)   $83,894,797

Cash div on common
stock at $.33 per sh.                                        (2,471,590)                                            (2,471,590)

Treasury stock
purchased                                                                                              (203,838)      (203,838)

Stock opts. exercised       6,368       6,368       53,788                                                              60,156

DRIP                       26,154      26,154      374,671                                                             400,825

Net change in other
comprehensive income                                                        743,191                                    743,191

Net income                                                    6,462,089                                              6,462,089

Balance at 12/31/98     7,759,284   7,759,284  $54,249,855  $26,500,092  $3,878,868     $(400,000)  $(3,102,469)   $88,885,630





                                (See Notes to Financial Statements)

                       HORIZON FINANCIAL CORP.

                 CONSOLIDATED STATEMENT OF CASH FLOWS



                                                           9 Months Ended
                                                               Dec. 31,

                                                         1998           1997

Cash Flows from Operating Activities:
    Net Income                                 $    6,462,089   $  6,112,859
    Adjustments to Reconcile Net Income
      Provided by Operating Activities
        Depreciation                                  383,629        333,984
        Amortization and Deferrals, Net               173,107         16,497
        Provision for Loan Losses                     395,000        180,000
    Changes in Assets and Liabilities:
        Interest & Dividends Receivable               164,392        (14,905)
        Interest Payable                               31,497        (78,976)
        Federal Income Taxes (rec) Payable            495,927        806,769
        Other Assets                                 (403,775)      (336,067)
        Other Liabilities                          (3,768,416)    (4,153,904)

    Net Cash Flows from Operating Activities   $    3,933,450   $  2,866,257


Cash Flows From Investing Activities:
    Change in Interest-Bearing Deposits, Net   $    5,708,833  $   2,893,021
    Purchases of Investment Securities - AFS       (5,563,600)   (18,826,702)
    Proceeds from Sales and Maturities of
      Investment Securities - AFS                  10,904,886     10,274,635
    Purchases of Investment Securities - HTM               -0-            -0-
    Proceeds from Maturities of Investment
      Securities - HTM                                993,223      3,378,288
    Purchases of Mtge Backed Securities - HTM              -0-            -0-
    Purchases of Mtge Backed Securities - AFS              -0-    10,356,359
    Proceeds from Mat of Mtge Backed Sec - HTM      3,407,533      3,276,665
    Proceeds from Mat of Mtge Backed Sec - AFS     13,568,858     21,699,625
    Proceeds from Borrowings                       26,613,000             -0-
    Payment on Borrowings                         (10,005,000)            -0-
    Proceeds from Sale of Loans                    25,222,775     24,760,566
    Principal Payments on Loans                    95,911,862     53,060,451
    Originations and Purchases of Loans          (185,852,151)  (104,026,434)
    Purchases of Bank Premises and
      Equipment                                    (3,869,072)      (268,791)

    Net Cash Flows From Investing Activities:  $  (22,958,853)  $(14,135,035)




                  (See Notes to Financial Statements)

                       HORIZON FINANCIAL CORP.

                 CONSOLIDATED STATEMENT OF CASH FLOWS






                                                           9 Months Ended
                                                               Dec. 31,

                                                         1998           1997

Cash Flows From Financing Activities:
  Change in Checking and
    Savings Accounts, Net                          10,617,573     (1,254,039)
  Proceeds From Issuance of Time Deposits         110,841,327    119,928,577
  Payments for Maturing Time Deposits             (99,714,528)  (104,925,472)
  Common Stock Issued, Net                            460,981        583,573
  Cash Dividends Paid                              (2,471,590)    (2,388,406)
  Treasury Stock Purchased                           (203,838)            -0-
          Net Cash Flows from Financing
                 Activities                        19,529,925      11,944,233


Net Change in Cash and Cash Equivalents               504,522       675,455

Cash and Cash Equivalents,
  Beginning of Year                                 6,878,615      4,416,862

Cash and Cash Equivalents,
  End of Year                                      $7,383,137     $5,092,317



SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

Cash Paid During the Period for:

         Interest Expense                         $17,213,318    $16,743,706

         Income Taxes                             $ 2,825,000    $ 2,335,000

                      HORIZON FINANCIAL CORP.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 1998
                           (unaudited)


NOTE A - Basis of Presentation

The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended December 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year. The March 31, 1998, consolidated statement of financial condition presented with the interim financial statements was audited and received an unqualified opinion. For further information, refer to the consolidated financial statements and footnotes thereto included in the Bank's annual report for the year ended March 31, 1998.

On October 13, 1995, Horizon Bank, a savings bank, ("Bank") reorganized into the holding company form of ownership ("Reorganization"), resulting in the Registrant becoming the sole stockholder of the Bank. Each outstanding share of common stock of the Bank and options to acquire shares of common stock of the Bank, became outstanding shares of common stock of the Registrant and options to acquire shares of common stock of the Registrant, respectively, as a result of the Reorganization. The consolidated financial statements for the three months and nine months ended December 31, 1998, include the accounts of Horizon Financial Corp., the Bank and other sub-sidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation.

Prior to Reorganization, Horizon Financial Corp. had no material assets or liabilities and engaged in no business activity. Subsequent to the acquisition of the bank, Horizon Financial Corp. has engaged in no significant activity other than holding the stock of the Bank.


NOTE B - Net Income Per Share

Earnings per share for the three months ended December 31, 1998 and 1997 are calculated on the basis of 7,490,851 and 7,445,497 weighted average shares outstanding, respectively. Diluted earnings per share for the three months ended December 31, 1998 and 1997 are calculated on the basis of 7,553,924 and 7,558,375 weighted average shares outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.


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

At its March 26, 1996, meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 655,000 shares) of the Corporation's outstanding common stock over a 24-month period. This authorization ended in March of 1998. At its March 19, 1998 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 747,000 shares) of the Corporation's outstanding common stock over the subsequent 24 month period. During the nine months ended December 31, 1998, the Corporation repurchased 13,900 shares of its common stock. This repurchase plan has been rescinded by the Board of Directors effective January 18, 1999 with the signing of the definitive agreement to merge with Bellingham Bancorporation as discussed below.

As of December 11, 1998, the Bank became a member of the Federal Home Loan Bank of Seattle. Membership with the FHLB will provide the Bank with wholesale funding opportunities to supplement retail deposits in order to meet mortgage loan demand and lengthen liabilities for protection against interest rate risk.

On January 18, 1999, the Corporation announced a definitive agreement to merge with Bellingham Bancorporation, creating a company with combined assets in excess of $652 million. As a result of the transaction, Bellingham Bancorporation will be merged into Horizon Financial Corp. The acquisition will be accomplished in an all stock offer valued at approximately $15.5 million, including the assumption of outstanding Bellingham Bancorporation stock options and warrants. According to the terms of the definitive agreement, the Corporation will exchange 2.74 shares of its common stock for each Bellingham Bancorporation share. The acquisition, which has been approved by the Board of Directors of each company, is subject to, among other contingencies, approval by regulators and Bellingham Bancorporation shareholders. The transaction is expected to close by June 1, 1999. Horizon Financial Corp. expects the merger to be accretive to earnings within one year of combined operations. The transaction is expected to be accounted for as a pooling of interests.

Financial Condition

Total consolidated assets for the Corporation as of December 31, 1998, were $587,631,366, an increase of 7.40% from the March 31, 1998 level of $547,146,296. This increase in assets was due primarily to the growth in loans receivable, which increased 7.54% to $466,392,956 at December 31, 1998, from $433,697,267 at March 31, 1998.

Total liabilities increased 7.66% to $498,745,736 at December 31, 1998, from $463,251,499 at March 31, 1998. The increase in liabilities was due in part to the growth in savings deposits, which increased 4.83% to $471,869,430 from $450,125,058. Also contributing to the growth in liabilities was an increase in Other Borrowings to $16,608,000 at December 31, 1998, compared to -0- Other Borrowings at March 31, 1998.

Total stockholders' equity increased 5.95% to $88,885,630 at December 31, 1998, from $83,894,797 at March 31, 1998.

Liquidity and Capital Resources

The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals and other short-term cash requirements. At December 31, 1998, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $23,073,079.

As of December 31, 1998, the total amortized cost of investments and mortgage-backed securities was $88,032,276 compared to a market value of $94,270,863, resulting in an unrealized gain of $6,238,587. On March 31, 1998, the amortized cost of investments and mortgage-backed securities was $79,889,458 compared to a market value of $84,958,025, resulting in an unrealized gain of $5,068,567. The primary reasons for this difference at December 31, 1998, compared to March 31, 1998, was the overall lower level of interest rates which increased the valuation of the Bank's investment portfolio, along with increases in the value of the Bank's common stock holdings.

The Bank's primary sources of funds are cash flow from operations, which consist primarily of mortgage loan repayments; deposit increases; loan sales; and cash received from the maturity or sale of investment securities. These funds are primarily used to originate mortgage loans on real estate.

The Bank's liquidity fluctuates with the supply of funds, and management believes that the current level of liquidity is adequate at this time. If additional liquidity is needed, the Bank's options include, but are not necessarily limited to: (1) selling additional loans in the secondary market;
(2) advances from the Federal Home Loan Bank of Seattle; (3) reverse repurchase agreements; (4) accepting additional jumbo and/or public funds deposits; or
(5) accessing the discount window of the Federal Reserve Bank of San Francisco.

Stockholders' equity to total assets was 15.13% as of December 31, 1998, well in excess of the 5.0% minimum required by the FDIC in order to be considered well capitalized.



                       Comparative Results of Operations
                      For the Three and Nine Months Ended
                          December 31, 1998 and 1997



Net Interest Income

Net interest income for the three months ended December 31, 1998, increased 8.43% to $5,088,227 from $4,692,555 in the same time period of the previous year. Interest on loans was the primary reason for this change, increasing 7.70% to $9,569,770 from $8,885,534. This increase was due to an active quarter for loan originations (particulary refinances) which resulted in increased loan fee recognition during the quarter. Interest and dividends on investments and mortgage-backed securities decreased 5.48% to $1,404,825 from $1,486,292 for the comparable quarter a year ago. This is primarily due to the lower level of interest rates and the lack of significant growth in the Bank's security portfolio compared to the growth in loans receivable. Available funds were used primarily to fund mortgages during the period, istead of purchasing investments for the investment portfolio. Total interest income increased 5.81% to $10,974,595 from $10,371,826. This increase is primarily attributable to an overall increase in interest-earning assets over the prior period.

Total interest paid on deposits increased 1.10% to $5,741,944 from $5,679,271. This increase in interest expense is due to the overall deposit growth of the Bank, along with increasing competition facing the Bank in attracting deposits. Interest on borrowings increased to $144,424 during the quarter compared to -0-for the comparable period one year ago. During the quarter, the Bank borrowed additional funds in the wholesale markets using repurchase agreements and FHLB advances. The Bank's management intends to further utilize wholesale funding in the future, as appropriate opportunities arise.

Net interest income for the three months ended December 31, 1998, after provision for loan losses, increased 6.83% to $5,013,227 from $4,692,555. Provisions for loan losses increased to $75,000 for the quarter ended December 31, 1998, from -0- for the same period one year ago. The Bank had one loan in the amount of $323,468 listed as over 90 days delinquent at December 31, 1998.

Net interest income for the nine-month period ended December 31, 1998, increased 7.33% to $14,751,926 from $13,744,897 for the comparable period one year ago. Total interest income increased 6.05% to $32,249,512 from $30,409,627, due primarily to the increase in the Bank's earning assets. Total interest expense for the nine-month period increased 5.00% to $17,497,586 from $16,664,730. As discussed above, this increase is due to the overall growth of the Bank, along with wholesale market borrowings and FHLB advances utilized during the period. Net interest income after provisions for loan losses increased 5.84% to $14,356,926 from $13,564,897.


Non Interest Income

Non interest income for the three months ended December 31, 1998, increased 62.61% to $381,327 from $234,509 for the same time period a year ago. Service fee income increased 37.14% to $389,963 from $284,359. This is due in part to the increase in servicing fee income on loans which have been sold or securitized in the secondary market, along with increases in fee income as a result of a productive quarter in terms of loan volume. The net gain/loss on the sale of loans showed a loss of $112,979 during the quarter, compared to a loss of $144,233 in the comparable period one year ago. These losses were due primarily to the sale of approximately $15 million in 30 year fixed rate mortgage loans during the quarter. When the Bank sells loans, the gains or losses related to the loan balances and the prices received in the secondary market are reflected as non-interest income. When the Bank sells low coupon, long-term fixed rate mortgages to reduce its interest rate risk exposure, the non-interest income portion of the income statement may show a loss. The remaining outstanding fees associated with these mortgages, however, flow to the income statement as interest income. Therefore, even when the non-interest income portion of the sale reflects a loss, it is possible that the loan sales (including the fee recognition) generate an overall profit to the Bank. The net profit on the sale of loans for the quarter (including fee recognitions) ended December 31, 1998 was $10,183. Other non interest income for the quarter ended December 31, 1998 increased 51.45% to $104,343 from $68,896. Contributing to this change was an increase in VISA debit card fee income during the quarter, along with an adjustment of $25,000 in specific loan loss reserves due to a payoff of a loan with an allocated reserve.

Non interest income for the nine months ended December 31, 1998, increased 21.21% to $1,500,953 from $1,238,322. Service fee income increased 36.26% to $1,171,008 from $859,398, due primarily to the increased service fee income from loans sold, and increased fee income related to loan production, as discussed above. The net gain/loss on sale of loans showed a loss of $249,661 during the nine months ended December 31, 1998, compared to a loss of $236,534 in the prior period. The net profit on the sale of loans for the nine months ending December 31, 1998, inclusive of the deferred fee recognition, was $114,365. The net gain/loss on sale of investment securities decreased 27.92% to $304,866 from $422,949. The gains during both of these periods can be attributed primarily to the sale of selected common stocks from the Bank's portfolio. Other non interest income for the nine months ended December 31, 1998 increased 42.72% to $274,740 from $192,509, due primarily to the reasons stated above in the discussion regarding the quarterly results.


Non Interest Expense

Non interest expense for the three months ended December 31, 1998, increased 17.57% to $2,102,160 from $1,788,079. Compensation and employee benefits increased 10.29% to $1,082,930 from $981,902 due primarily to the overall growth of the Bank. Building occupancy for the quarter ended December 31, 1998, increased 10.85% to $315,501 from $284,616. The Bank's FDIC insurance expense for the quarter ended December 31, 1998 was little changed at $13,976, compared to $13,704 paid in the quarter one year ago. Data processing increased 17.14% to $136,902 for the quarter ended December 31, 1998, from $116,875, due primarily to the overall growth of the Bank. Advertising expenses increased 9.55% to $103,086 for the quarter, from $94,097. Other non interest expenses increased 51.49% to $449,765 from $296,885, due to the overall growth of the Bank and expenses related to upgrading the Bank's computer systems.

Non interest expense for the nine months ended December 31, 1998, increased 9.34% to $6,074,863 from $5,556,019. Compensation and employee benefits increased 5.27% to $3,153,131 from $2,995,387. Building occupancy expenses for the nine months increased 8.21% to $914,522 from $845,166. FDIC insurance expenses were basically unchanged for the nine month period ended December 31, 1998, at $40,786 compared to $40,622 for the prior period. Data processing expenses increased 16.57% to $390,142 from $334,695, due primarily to the growth of the Bank. Advertising expenses for the nine month period ended December 31, 1998 increased 5.19% to $317,700 from $302,016. Other expenses increased 21.24% for the nine-month period to $1,258,582 from $1,038,133. The primary reasons for these differences was due to the overall growth of the Bank and expenses related to upgrading the Bank's computer systems.

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

In addition, over the past several months, the Bank has replaced or upgraded most of its personal computers, which should assist in the year 2000 compliance efforts since computers with older BIOS chips are more likely to be susceptible to Year 2000 issues than newer machines. The Bank has decided, however, that all the new computers being purchased will be tested for Year 2000 compliance.

The Bank also conducted an extensive test of its interface with its service provider, Fiserv, in December 1998. The test was successful and produced very satisfactory results. Based on these results, management does not feel that there are any serious problems relating to Year 2000 that would impact the Bank's ability to deliver products and services to our customers. The Bank will also have the opportunity to perform additional tests with Fiserv in April 1999, as needed. In addition to preparing for testing, the Bank is currently in the process of refining its contingency plan for the Year 2000. This will be an ongoing process as the Bank contines to prepare for the turn of the century. Costs associated with Year 2000 compliance testing were under $30,000 for the nine months ended December 31, 1998. Any future expenses relating to Year 2000 are not anticipated to have a material impact on the Bank's financial statements.

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

Forward Looking Statements

In this document, Horizon has included certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing Horizon of the protections of the safe harbor provisions of said Act, with respect to all "forward looking statements". Horizon has used "forward looking statements" to describe future plans and strategies, including expectations of Horizon's potential future financial results. Management's ability to predict results or the effect of future plans and strategies is inherently uncertain. Factors that could effect results include, but are not limited to: the future level of interest rates, industry trends, general economic conditions, loan delinquency rates, and changes in state and federal regulations. These factors should be considered when evaluating the "forward looking statements" and undue reliance should not be placed on such statements.

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

            None

Item 5.     Other Information

            None

Item 6.     Exhibits and Reports on Form 8-K

            January 22, 1999 - Announcement of signing of Definitive Agreement to merge with Bellingham Bancorporation

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



                             Dated:  February 11, 1998