Form 10-K405
period 1999-03-31
HORIZON FINANCIAL CORP
filed 1999-06-28
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                     ---------------------------

                              FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended March 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number:  0-27062

                            Horizon Financial Corp.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

Chartered by the State of Washington                            91-1695422
---------------------------------------------              -------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
 or organization)                                          Identification No.)

1500 Cornwall Avenue, Bellingham, Washington                      98225
---------------------------------------------              -------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code           (360) 733-3050
                                                           -------------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $1.00 per share
                   ---------------------------------------
                               (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES   X   NO
                                                  ------    -----
     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-K or any amendments to this Form 10-K.  YES        NO    X
                                                   -------   --------
     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Stock Market under the symbol "HRZB" on June 7, 1999, was $99,722,746 (7,526,245 shares at $13.25 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

                 DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Registrant's Annual Report to Stockholders for the Fiscal Year Ended March 31, 1999 (Parts I and III).

     2. Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III).

                                     PART I
ITEM 1.  BUSINESS
-----------------

(a) General
    -------

     Horizon Financial Corp. ("Horizon Financial" or the "Corporation") was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank, a savings bank ("Horizon Bank" or the "Bank"), effective October 13, 1995. The Bank was organized in 1922 as a Washington state chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979, the Bank converted to a Washington state chartered mutual savings bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). On August 12, 1986, the Bank converted to a state chartered stock savings bank. The primary business of the Bank is to acquire funds in the form of savings deposits and wholesale funds, and to use the funds to make consumer, real estate and commercial loans in the Bank's primary market area.

     The Bank's operations are conducted through 12 full-service office facilities, located in Whatcom, Skagit and Snohomish counties in Northwest Washington. The Bank is currently building an additional office in Whatcom County, located in the Barkley Village area of Bellingham, in the northeast portion of the city. In addition to serving the growing population in this area, this office (approximately 15,000 square feet) will serve as an operation center to support additional growth for the Corporation. Completion of construction is scheduled for the fourth quarter of 1999. The Bank is also currently working on plans to build an office at Murphy's Corner near Mill Creek, which will replace the Bank's current leased location in that area. During the fiscal year ended March 31, 1999, the Bank relocated its Edmonds office by purchasing the Dayton Place building at the corner of 5th and Dayton in downtown Edmonds. The Bank's management continues to research sites for future development, with emphasis on locations in the growing Snohomish County markets.

     At its March 19, 1998 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 747,000 shares) of the Corporation's outstanding common stock over a 24 month period. During the fiscal year ended March 31, 1999, the Corporation repurchased 13,900 shares of its common stock, compared to no repurchases during the prior year. This repurchase plan was rescinded by the Board of Directors effective January 18, 1999 with the signing of the definitive agreement to merge with Bellingham Bancorporation, as discussed below.

     As of December 11, 1998, the Bank became a member of the Federal Home Loan Bank of Seattle. One of the significant benefits of membership include the ability to supplement the Bank's balance sheet with wholesale funds in order to meet cyclical funding needs and to assist management in its interest rate risk management efforts.

Acquisition
-----------

     On June 19, 1999 the Company completed the acquisition of Bellingham Bancorporation ("Bancorporation") headquartered in Bellingham, Washington.
The acquisition was accomplished in an all stock transaction valued at approximately $15.5 million, including the assumption of outstanding Bellingham Bancorporation stock options and warrants. The Company exchanged
2.74 shares of its common stock for each Bancorporation share. In this regard, Horizon issued approximately 1,129,264 shares of its common stock in the transaction. The acquisition was accounted for as a pooling of interests.

Selected Financial Data
------------------------

   The following table sets forth certain information concerning the financial position of the Bank at and for the dates indicated.

                                                  March 31,
                               ----------------------------------------------
                                 1999      1998     1997     1996    1995
                               ------      ----     ----     ----    ----
                                               (In thousands)

Total Assets . . . . . .       $602,126 $547,146 $515,341 $488,968 $457,478
Loans Outstanding. . . .        484,545  433,697  399,078  389,651  360,120
Cash and Investment
  Securities . . . . . .        101,285  101,499  104,356   87,662   83,782
Deposits . . . . . . . .        481,119  450,125  424,811  402,676  377,703
Borrowings . . . . . . .         19,800       --       --       --       --
Stockholders' Equity . .         89,750   83,895   78,509   79,147   72,685
Number of Full Service
  Offices. . . . . . . .             12       12       12       12       11
Interest Income. . . . .         43,203   40,901   38,710   37,082   33,989
Interest Expense . . . .        (23,276) (22,235) (20,832) (20,773) (16,948)
Net Interest Income. . .         19,927   18,666   17,878   16,309   17,041
Other Income . . . . . .          1,964    1,691    1,583    1,293    1,220
Non-interest Expense . .         (8,407)  (7,565) (7,461)   (6,685)  (7,149)
Provision for Loan Losses.         (395)    (355)   (200)     (110)    (132)
                               --------- -------- -------  --------  -------
Income (Loss) Before Taxes . .   13,089   12,437  11,800    10,807   10,980
Federal Income Tax . . .          4,456    4,215   3,997     3,586    3,640
Gain on Sale of
 Trust Department. . . .             --       --      --        --      181
                               --------- -------- -------  -------- --------
Net Income . . . . . . .       $  8,633  $  8,222 $ 7,803  $  7,221 $  7,521
                               ========= ======== =======  ======== ========
Key Operating Ratios
--------------------

     The table below sets forth certain performance ratios of the Bank for the periods indicated. These ratios are calculated based on month end balances.

                                                      At and for the
                                                     Year Ended March 31,
                                                  ---------------------------
                                                  1999        1998       1997
                                                  ----        ----       ----

Return on average assets (net income
 divided by average total assets). . . . .        1.50%      1.55%      1.55%

Return on average equity (net income
 divided by average equity). . . . . . . .        9.94      10.13       9.90

Dividend payout ratio (dividends declared
 per share divided by net income per share)      38.26      74.77      62.50
Equity to assets ratio (average equity
 divided by average total assets). . . . .       15.11      15.29      15.70

Interest rate spread (difference between
 average yield on interest-earning assets and
 average cost of interest bearing liabilities)    2.99       2.94       2.98

Net yield on earning assets (net interest
 income as a percentage of average interest
 earning assets) . . . . . . . . . . . . .        3.66       3.68       3.72

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

                   At March 31,                             Year Ended March 31,
                 --------------- --------------------------------------------------------------------------
                     1999                1999                      1998                     1997
                 --------------- ------------------------ ----------------------- -------------------------
                         Average                  Average                  Average                 Average
                          Yield/ Average          Yield/  Average          Yield/ Average           Yield/
                 Balance  Cost   Balance Interest Cost    Balance Interest Cost   Balance Interest  Cost
                 -------  ----   ------- -------- -----   ------- -------- -----  ------- --------  -----
Interest-
 earning
 assets:
 Loans
 receivable. . .$484,545  8.26% $453,487  $37,450  8.26% $416,557 $35,008   8.40% $403,056 $33,812  8.39%
 Investment
 securities. . .  29,667  6.03    33,211    2,002  6.03    43,811   2,803   6.40    46,850   2,937  6.27
 Mortgage-
  backed securi-
  ties . . . . .  54,429  6.50    57,721    3,751  6.50    47,158   3,090   6.55    30,834   1,962  6.36
                 -------  ----   -------   ------  ----   -------  ------   ----   -------  ------  ----
 Total
 interest-
 earning assets  568,641  7.94   544,419   43,203  7.94   507,526  40,901   8.06   480,740  38,711  8.05

Interest-
 bearing
 liabilities:
  Deposits . . . 481,119  4.94   461,915   22,776  4.94   439,381  22,235   5.12   410,267  20,832  5.07
  Borrowings . .  19,800  5.39    10,050      500  5.39        --      --      -         -       -    --
                 -------  ----   -------   ------  ----   -------  ------   ----   -------  ------  ----
 Total
  interest-
  bearing
  liabilities. . 500,919  4.95   471,965   23,276  4.95   439,381  22,235   5.12   410,267  20,832  5.07
                 -------  ----   -------   ------  ----   -------  ------   ----   -------  ------  ----
Net interest
 income. . . . .                          $19,927                 $18,666                  $17,879
                                          =======                 =======                  =======
Interest rate
 spread. . . . .                             2.99%                   2.94%                    2.98%
                                             ----                    ----                     ----
Net yield on
 interest-
 earning
 assets. . . . .                             3.66%                   3.68%                    3.72%
                                             ----                    ----                     ----
Ratio of average
 interest-
 earning assets
 to average
 interest-
 bearing
 liabilities . .                           113.76%                 115.51%                  117.18%
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

                                                         Year Ended March 31,
                          ---------------------------------------------------------------------------------
                                1999  vs.  1998            1998  vs.  1997              1997  vs.  1996
                          -------------------------   ------------------------  ---------------------------
                              Increase (Decrease)         Increase (Decrease)           Increase (Decrease)
                                    Due to                           Due to                    Due to
                          -------------------------   ------------------------  ---------------------------
                                        Rate/                     Rate/                       Rate/
                          Volume  Rate  Volume Total  Volume Rate Volume Total  Volume  Rate  Volume  Total
                          ------  ----  ------ -----  ------ ---- ------ -----  ------  ----  ------  -----
Interest income:
 Interest and fees
   on loans. . . . . . .  $3,070 $(577) $(51)  2,442  $1,154 $ 41 $   1 $1,196  $2,388 $(671)   $(50)$1,667
 Investment securities
  and other interest-
  bearing securities . .      (2) (138)    1    (139)    839  132    23    994      71  (671)     (1)   (38)
                          ------  ----  ----   ------  ----- ---- ----- ------  ------ -----    -----  ----

 Total interest-
  earning assets          $3,068 $(715) $(50)  $2,303 $1,993 $173 $  24 $2,190  $2,459 $(779)   $(51)$1,629
                          ====== ===== =====   ====== ====== ==== ===== ======   ===== ======   ==== ======

Interest expense:
 Deposit accounts. . . .   1,378  (789)  (48)  $  541 $1,183 $208 $  12 $1,403  $  835 $(731)   $(45)$   59
 Borrowings. . . . . . .      --    --   500      500      -    -    --     --      --    --       -     --
                          ------  ----    ---  ------  ----- ---- ----- ------  ------ -----    ----- -----

 Total interest-bearing
  liabilities. . . . . .  $1,378 $(789) $452   $1,041 $1,183 $208 $  12 $1,403  $ 835  $(731)   $(45)$   59
                          ====== ====== ====   ====== ====== ==== ===== ====== ======  ======   ===== =====

                                                         6

Lending Activities
------------------

     GENERAL. The Bank's loan portfolio totaled $484,544,820 at March 31, 1999, representing approximately 80.47% of its total assets. On that date, 77.66% of total outstanding loans consisted of loans secured by mortgages on single family residential properties, 4.15% of the loans consisted of loans secured by two-to-four unit residential properties, 4.41% of total outstanding loans consisted of loans secured by mortgages on over four unit residential properties, and 10.10% of total outstanding loans consisted of commercial real estate loans. The balance of the Bank's outstanding loans at that date consisted of secured consumer loans and loans secured by savings deposits.

     The Bank originates both fixed rate and adjustable rate mortgages ("ARMs") secured by residential, business, and commercial real estate, the majority of which include building improvements.

     The Bank has no significant concentration of credit risk other than that a substantial portion of its loan portfolio is secured by real estate located in the Bank's primary market area, which the Bank considers to be Whatcom, Skagit and Snohomish Counties in Washington. This concentration of credit risk could have a material adverse effect on the Bank's financial condition and results of operations to the extent there is a material deterioration in the counties' economic and real estate values.

     In order to have the ability to make the yields on its loan portfolio and investments more interest rate sensitive, the Bank has implemented a number of measures. Those measures include: (i) adoption of a policy under which the Bank generally originates long-term, fixed-rate mortgage loans when such loans are written to specifications promulgated by the Federal Home Loan Mortgage Corporation ("FHLMC") and qualify for sale in the secondary market, (ii) origination of ARM loans on residential and commercial properties subject to market conditions, (iii) origination of construction loans secured by residential and income producing properties at interest rates subject to periodic adjustment based upon changes in a nationally recognized money market index and (iv) increased emphasis on originating 10 and 15 year amortizing mortgage loans. At March 31, 1999, $218,707,915 (or 45.14%) of the Bank's net mortgage loans receivable were comprised of loans that were other than long-term fixed-rate mortgage loans (i.e., loans with maturities greater than 15 years, which historically have been the industry's traditional area of lending activity).


     LOAN MATURITY.  The following table sets forth certain information at March 31, 1999 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity.
Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Loan balances are net of undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                              Due After 1    Due After 3   Due After 5
                              Due During       Through 3      Through 5     Through 15   Due Over 15
                            the Year Ended    Years After    Years After   Years After   Years After
                               March 31,       March 31,       March 31,     March 31,     March 31,
                                 2000             1999          1999           1999          1999    Total
                            --------------    -----------    -----------   -----------    ---------  ------
                                                              (In thousands)
Commercial, financial and
  agricultural . . . . . . .     $1,805         $28,637        $10,051       $ 29,163    $ 37,857  $107,513
Real estate construction . .         --              --             --             --      22,763    22,763
Real estate-mortgage,
 installment and other . . .      3,204           5,138          9,695        138,257     197,975   354,269
                                 ------         -------        -------       --------    --------  --------
     Total . . . . . . . . .     $5,009         $33,775        $19,746       $167,420    $258,595  $484,545
                                 ======         =======        =======       ========    ========  ========

    The following table sets forth the dollar amount of all loans due one year after March 31, 1999 which have fixed interest rates and have floating or adjustable interest rates.  Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

                                         Fixed
                                         Rates       Adjustable Rates        Total
                                         -----       ----------------        -----
                                                      (In thousands)
Commercial, financial and
 agricultural. . . . . . . . .          $1,805             $ --             $1,805
Real estate construction . . .              --               --                 --
Real estate-mortgage, installment
 and other . . . . . . . . . .           3,204               --              3,204
                                        ------             ----             ------
     Total . . . . . . . . . .          $5,009             $ --             $5,009
                                        ======             ====             ======

                                                         8

     RESIDENTIAL LOANS. The primary lending activity of the Bank has been the granting of conventional loans to enable borrowers to purchase existing homes or construct new homes. The Bank's real estate loan portfolio also includes loans on two-to-four family dwellings, multi-family housing (over four units), and loans made to purchase or refinance improved buildings to be used for residential housing. At March 31, 1999, approximately 81.81% of the Bank's total loan portfolio consisted of loans secured by residential real estate.

     The Bank's lending practices generally limit the maximum loan-to-value ratio on one-to-four family residential mortgage loans to 97% of the appraised value as determined by an independent appraiser, with the condition that private mortgage insurance generally be required on any home loans with loan-to-value ratios in excess of 80% of the appraised value. The Bank places this insurance with carriers approved by the FHLMC. The coverage generally limits the Bank's exposure to 72% of the loan amount. If private mortgage insurance is required, the borrower pays the premium at loan closing and any recurring premiums through an escrow reserve account established with the Bank for such period of time as the Bank requires the insurance coverage to be in force. Multi-family residential and commercial real estate loans and unimproved real estate loans generally do not exceed 80% of appraised value.

     The Bank presently originates both fixed-rate and ARMs secured by one-to-four family properties with a loan term not exceeding 30 years. Under certain conditions, ARM borrowers are allowed to convert beginning on the first interest rate change date and ending on the fifth interest rate change date from the date of the loan note. In addition, certain consumer safeguards are built into the ARM instruments used by the Bank. These safeguards include limits on annual and lifetime interest rate adjustments. The Bank generally originates these loans in accordance with guidelines established by the FHLMC. For the fiscal year ended March 31, 1999, adjustable mortgage loans totalled $196,000 or .08% of total originations as compared to $140,000 or .09% of total originations for the year ended March 31, 1998.

     CONSTRUCTION LOANS. The Bank also provides construction financing for single-family dwellings and to a lesser extent makes land acquisition and development loans on properties intended for residential use. The interest rate charged by the Bank on these loans varies depending upon the type of security property and the creditworthiness of the borrower. At March 31, 1999, the Bank had $22,763,297, or 4.70% of total loans outstanding in construction loans, as compared to $24,883,763 or 5.74% of total loans at March 31, 1998. At March 31, 1999, $4,730,020, or 20.78% of the construction loan portfolio consisted of "speculative" construction loans (i.e., loans on dwellings for which there is not an underlying contract for sales).

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

     MULTI-FAMILY, BUSINESS AND COMMERCIAL LOANS. These types of loans constituted $70,525,228 or approximately 14.55% of Horizon Bank's loan portfolio at March 31, 1999. These loans include fixed rate and adjustable rate mortgages secured by apartment buildings (i.e., those containing five or more living units) and business and commercial properties. The Bank generally requires that such loans have a debt service coverage of 1.20 to 1 with a loan-to-value ratio not exceeding 80%. Fixed-rate loans generally have a five to 15-year loan term, with payments based upon a 15 to 30-year amortization schedule.

     At March 31, 1999, $6,604,572 of loans secured by income-producing properties have an interest rate which adjusts annually based upon changes in an index of United States Treasury securities published by the Board of Governors of the Federal Reserve System ("Federal Reserve"). The amount of any increase in the interest rate is generally limited to two percentage points (upward or downward) each adjustment period, with a limit of six percentage points on the amount which the interest rate can increase or decrease over the life of the loan.

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

     Horizon Bank actively markets consumer loans in order to provide a wider range of financial services to its customers and to achieve shorter terms and higher interest rates normally typical of such loans. At March 31, 1999, the Bank held $14,746,801 of consumer loans.

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

     The Bank accepts completed loan applications from all of its branches. Processing is substantially centralized in the main office of the Bank. Detailed information is obtained to determine the creditworthiness of the borrower and the borrower's ability to repay. The more significant items appearing on the applications and accompanying material are verified through the use of written credit reports, financial statements, and confirmations. After analysis of the loan application, supporting documents and the property to be pledged as loan security, including an appraisal of the property by either a staff appraiser or an independent fee appraiser, the application is forwarded to the Bank's Loan

Committee. Loan approval requires the signatures of two members of the Loan Committee. The Loan Committee consists of officers of the Bank who are appointed by the Bank's Board of Directors. The Bank generally requires its mortgage notes to be co-signed individually by the principals on loans made to entities other than natural persons. Certain lending personnel have been given limited loan approval authority by the Board of Directors covering secondary market quality loans not exceeding 80% to value.

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

     In addition to originating loans, Horizon Bank may purchase real estate loans in the secondary market. The Bank's purchases in the secondary market depend upon the demand for mortgage credit in the local market area and the inflow of funds from traditional sources. Loan purchases enable the Bank to utilize funds more quickly, particularly where sufficient loan demand is not obtainable locally.

     The Bank is a qualified servicer for both FHLMC and Fannie Mae. The Bank's general practice is to close its fixed-rate, one-to-four family residential loans on FHLMC loan documents in order to facilitate future sales to the mortgage corporation as well as to other institutional investors. From time to time, depending upon interest rates and economic conditions, the Bank has sold participation interests in loans in order to provide additional funds for lending, to generate servicing fee income and to decrease the dollar amount of its intermediate and long-term fixed-rate loans. The sale of loans in the secondary mortgage market reduces the Bank's interest rate risk and allows the Bank to continue to make loans during periods when savings flows decline or funds are otherwise unavailable for lending purposes. In connection with such sales, the Bank generally retains the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of .25% to .375% per annum of the unpaid balance of each loan. As of March 31, 1999, the Bank was servicing loans for others aggregating approximately $163,526,986. All sales of loan interests by the Bank are made without right of recourse to the Bank by the buyer of the loan interests in the event of default by the borrower.

     LOAN COMMITMENTS. Horizon Bank issues commitments to originate conventional mortgage loans on existing residential dwellings are made for periods up to 45 days from the date of loan application and are based upon the prevailing market rate at the time of application. At March 31, 1999, such commitments amounted to $16,237,726.

     LOAN ORIGINATION AND OTHER FEES. In addition to interest earned on loans, the Bank receives loan origination fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower at the closing of the loan.

     The Bank's loan origination fees are generally 0% to 2.5% on conventional residential mortgages and 1.0% to 2.0% for commercial real estate loans. The total amount of deferred loan origination fees and unearned discounts at March 31, 1999 was $7,147,664. Any unamortized loan fees are recognized as income at the time the loan is sold or paid off.

     Income from loan origination and commitment fees varies with the volume and type of loans and commitments made and purchased and with competitive conditions in mortgage markets, which in turn responds to the demand for and availability of money. The Bank experiences an increase in loan fee income during periods of low interest rates due to the resulting demand for mortgage loans. The Bank also receives other fees and income from charges relating to existing loans, which include late charges, and fees collected in connection with a change in terms or other loan modifications. These fees and charges have not constituted a material source of income.

     LOAN MODIFICATIONS. The Bank offers a loan modification program to assist customers who were considering refinancing their home loans. For a fee the Bank will modify customers' loans under the program. No new principal is required and only the interest rate and payment amounts are changed. All other terms and conditions remain the same. In fiscal 1999, the Bank modified $17,148,381 of real estate loans, compared to $4,515,129 in fiscal 1998.

     DELINQUENT LOANS, LOANS IN FORECLOSURE AND FORECLOSED PROPERTY. Real estate loans are defined as delinquent when any payment of principal and/or interest is past due. While the Bank generally is able to work out a satisfactory repayment schedule with a delinquent borrower, the Bank will undertake foreclosure proceedings if the delinquency is not otherwise resolved within 90 days. Property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until such time as it is sold or otherwise disposed of. At March 31, 1999, the Bank had three loans over 90 days delinquent with a net balance of $332,624.
Management does not anticipate incurring material losses from these loans.

     Delinquent loans have been consistently low over the last three fiscal years due to a strong local economy and strong underwriting. No assurances, however, can be given as to future delinquency levels and the continued strength of the local economy.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                    At March 31,
                                      ---------------------------------------
                                        1999    1998     1997   1996     1995
                                        ----    ----     ----   ----     ----
Non-accrual loans. . .                $     -- $    -- $    --  $  --  $   --
Loans 90 days or more
 delinquent and accruing
 interest. . . . . . .                 332,624  25,345  38,918     --   1,545
Restructured loans . .                      --      --      --     --      --
Real estate acquired
 through foreclosure .                      --      --      --     --      --
                                      -------- ------- -------  -----  ------
  Total. . . . . . . .                $332,624 $25,345 $38,918  $  --  $1,545
                                      ======== ======= =======  =====  ======
As a percentage of net
 loans . . . . . . . .                     .07%   .006%   .010%    --   .0004%
As a percentage of total
 assets. . . . . . . .                     .06%   .005    .008%    --   .0003%

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

     The Bank established an allowance for losses for the year ended March 31, 1999 in the amount of $3,956,150 and $3,611,150 for the year ended March 31, 1998. The Bank's loan loss reserve as of March 31, 1999, is approximately
 .82% of total loans receivable.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                        Year Ended March 31,
                   ----------------------------------------------------------
                    1999         1998       1997        1996        1995
                    ----         ----       ----        ----        ----

Balance at
beginning
  of period. . .  $3,611,150  $3,406,150  $3,236,150  $3,126,150  $2,994,150

  Provision for
 loan losses . .     395,000     355,000     200,400     110,000     132,000

  Adjustment to
 reserves. . . .     (50,000)   (150,000)    (30,400)         --          --
                  ----------  ----------  ----------  ----------  ----------
Balance at end
 of period . . .  $3,956,150  $3,611,150  $3,406,150  $3,236,150  $3,126,150
                  ==========  ==========  ==========  ==========  ==========

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                       Year Ended March 31,
                      ------------------------------------------------------
                         1999        1998       1997       1996        1995
                         ----        ----       ----       ----        ----
Commercial, financial
and agricultural. . . $  950,000 $  850,000 $  800,000 $  800,000 $  858,000
 Real estate -
 mortgage. .           3,006,150  2,761,150  2,606,150  2,436,150  2,268,150
                      ---------- ---------- ---------- ---------- ----------
  Total allowance
   for loan losses. . $3,956,150 $3,611,150 $3,406,150 $3,236,150 $3,126,150
                      ========== ========== ========== ========== ==========

     The Bank had no allowances for real estate acquired through foreclosure at March 31, 1999, 1998, 1997, 1996 and 1995.

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

     The amortized cost of the above investments at March 31, 1999 was $21,614,380 compared to a market value of $26,081,374. For further information concerning the Bank's investment securities portfolio, see Note 3 of the Notes to the Consolidated Financial Statements.

     The Bank also invests in mortgage-backed securities. At March 31, 1999, such securities had an amortized cost of $54,429,126 and a market value of $55,095,846.

     The following table presents the amortized cost of the Bank's investment securities portfolio and short-term investments. The market value of the Bank's investment securities portfolio at March 31, 1999 was approximately $81,177,220. This does not include interest-bearing deposits and cash equivalents.

                                                       At March 31,
                                            --------------------------------
                                            1999         1998         1997
                                            ----         ----         ----
                                                       (In thousands)
Investment securities:
 U.S. Government:
  Available for sale . . .                 $10,814      $20,258      $21,944
  Held to maturity . . . .                     494        1,485        4,970
                                           -------      -------      -------
                                            11,308       21,745       26,914
Asset-backed securities(1):
  Available for sale . . .                  43,470       33,100       36,512
  Held to maturity . . . .                  10,959       15,489       19,691
                                           -------      -------       ------
                                            54,429       48,589       56,203
 Other securities(2):
  Available for sale . . .                   9,807        9,056        2,065
  Held to maturity . . . .                     500          500        3,412
                                           -------      -------      -------
                                            10,307        9,556        5,477
                                           -------      -------      -------
   Total investments . . .                  76,044       79,890       88,594
 Interest bearing deposits and
  cash equivalents . . . .                  15,833       16,859       14,815
                                           -------      -------      -------
                                           $91,877      $96,749     $103,409
                                           =======      =======     ========
----------------
(1)  Consists of mortgage-backed securities and CMO's.
(2)  Consists of corporate debt securities and marketable equity securities.


     The following table sets forth the scheduled maturities, amortized cost, market values and average yields for the Bank's investment securities at March 31, 1999.

                                                    At March 31, 1999
                       ------------------------------------------------------------------------------------
                        One Year    One to Five      Five to Ten    More than
                        or Less        Years            Years       Ten Years   Total Investment Securities
                       ----------   ------------     -----------    ----------  ---------------------------
                       Amor- Aver-   Amor- Aver-     Amor- Aver-    Amor- Aver-   Amor-     Mar-      Aver-
                       tized  age    tized  age      tized  age     tized  age    tized      ket       rage
                       Cost  Yield    Cost Yield      Cost Yield     Cost Yield    Cost     Value     Yield
                       ----- -----   ----- -----     ----- -----    ----- -----   -----    ------    ------
                                                            (Dollars in thousands)

                                                                             C>
U.S. Government,
 agency securities,
 state and political
 subdivisions:
   Available for
    sale . . . . . . $ 6,446 5.81% $ 4,218  6.10% $   150  7.00%$      --    --% $10,814   $10,877    5.94%
   Held to maturity.     494 5.70       --     --      --    --        --    --      494       494    5.70
                      ------ ----  -------  -----   -- --  -----   --- --    ---  ------    ------    ----
                       6,940 5.80    4,218  6.10      150  7.00        --    --   11,308    11,371    5.93
Mortgage-backed
 securities:
   Available for
    sale . . . . . .     903 4.52    4,382  5.72    1,709  6.74    36,475   6.44  43,469    43,887    6.34
   Held to maturity.      --  --       881  6.52    7,543  6.38     2,536   7.72  10,960    11,209    6.70
                      ------ ----  -------  ----    -----  ----   -------   ----  ------    ------    ----
                         903 4.52    5,263  5.85    9,252  6.44    39,011   6.52  54,429    55,096    6.41

Other:
   Available for
    sale . . . . . .   8,907 6.33      900  6.75       --    --        --     --   9,807    14,171    6.37
   Held to maturity.      --           500 11.53       --    --        --     --     500       540   11.53
                     ------- ----  ------- -----   ------  ----   -------   ----  ------    ------   -----
                       8,907 6.33    1,400  8.46       --    --        --     --  10,307    14,711    6.62
                     ------- ----  ------- -----   ------  ----   -------   ---- -------    ------   -----
   Total . . . . . . $16,750 6.01  $10,881  6.28   $9,402  6.45%  $39,011   6.52%$76,044   $81,178    6.37%
                     ======= ====  =======         ======         =======        =======   =======

                                                         15

Savings Activities and Other Sources of Funds
---------------------------------------------

     GENERAL. Savings accounts and other types of deposits have traditionally been an important source of the Bank's funds for use in lending and for other general business purposes. In addition to savings accounts, the Bank derives funds from loan repayments, loan sales, and other borrowings and operations. The availability of funds from loan sales is influenced by general interest rates and other market conditions. Loan repayments are a relatively stable source of funds while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities.

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

     The following table sets forth certain information concerning the deposits at the Bank.

                                         Year Ended March 31,
                        -----------------------------------------------------
                              1999               1998               1997
                        ----------------   ----------------   ---------------
                                Weighted           Weighted          Weighted
                        Average  Average   Average  Average   Average Average
Type                    Balance   Rate     Balance   Rate     Balance   Rate
----                    ------- --------   ------- --------   ------- -------
                                         (Dollars in thousands)

Savings. . . . .       $ 32,944   3.09%   $ 31,452   3.38%   $ 30,164   3.45%
Drafts . . . . .         32,447   1.50      27,624   1.67      25,482   1.68
Money Market . .         57,800   3.83      58,256   3.81      52,334   4.15
Time Deposits. .        338,724   5.64     322,049   5.77     302,287   5.72
                       --------   -----   --------   -----   --------   -----
  Total. . . . .       $461,915   4.94%   $439,381   5.08%   $410,267   5.10%
                       ========   =====   ========   =====   ========   =====

     The following table indicates the amount of the Bank's deposits by time remaining until maturity as of March 31, 1999 of $100,000 or more.

                                      Certificates
    Maturity Period                     of Deposit
    ---------------                   ------------

    Three months or less . . . .      $10,180,196
    Three through six months . .       17,844,974
    Six through twelve months. .       26,201,109
    Over twelve months . . . . .       31,801,702
                                      -----------
      Total. . . . . . . . . . .      $86,027,981
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

     The Bank's MMDA currently has a $1,000 minimum deposit and has a tiered pricing program, with interest rates that vary by account dollar balance - $2,000, $10,000, $25,000 and higher. This account has no maturity requirements, no regulatory interest rate ceiling, and limited check writing privileges. The interest rate on the account is adjusted by the Bank
periodically, based on money market conditions.   The Bank currently has a
$10,000 minimum deposit (MMK) money market and has a tiered pricing program, with interest rates that vary by account dollar balance -- $10,000, $25,000, $50,000 and higher. This account has no maturity requirements, no regulatory interest rate ceiling, and no check writing privileges. The interest rates on the account are adjusted by the Bank periodically or as dictated by money market conditions.

     The large variety of deposit accounts offered by the Bank has increased the Bank's ability to retain deposits and has allowed it to be competitive in obtaining new funds, although the threat of disintermediation (the flow of funds away from the Bank into direct investment vehicles, such as common stocks and mutual funds) still exists. The ability of the Bank to attract and retain deposits and the Bank's cost of funds have been, and will continue to be, significantly affected by capital and money market conditions.

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

     BORROWINGS. In December 1998, the Bank joined the Federal Home Loan Bank of Seattle providing access to a variety of wholesale funding options. Also, the Bank's security portfolio provides additional borrowing capacity in the reverse repurchase markets. At March 31, 1999, the Bank had $19.8 million on borrowings, compared to no borrowings during the previous two fiscal years. Access to these wholesale borrowings allows management to meet cyclical funding needs, and assists in interest rate risk management efforts.

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

Personnel
---------

     At March 31, 1999, Horizon Bank employed 132 full-time and 13 part-time employees. Horizon Bank employees are not represented by any collective bargaining agreement. Management of Horizon Bank considers its relations with its employees to be good.

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

     Pursuant to provisions in the Federal Deposit Insurance Act ("FDI Act"), all BIF-insured banks must pay semiannual insurance assessments. These insurance premiums were substantially reduced by the FDIC effective January 1, 1996 as a result of the BIF having reached its designated reserve ratio in 1995. Insurance premiums for BIF insured institutions currently range from 0 to 27 basis points. As a well capitalized bank, Horizon Bank qualified for the minimum statutory assessment during fiscal 1999. The Bank's assessments for the year ended March 31, 1999, equalled $54,565.

    On September 30, 1996, the Deposit Insurance Fund Act was enacted to assist depository institutions insured by the Savings Association Insurance Fund ("SAIF") in meeting its designated reserve ratio. Pursuant to the Act, the FDIC imposed an assessment on SAIF and BIF insured financial institutions beginning January 1, 1997, for the purpose of paying interest on the obligations issued by the Financing Corporation in the 1980's to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment at a rate of approximately 0.013% until the earlier of December 31, 1999, or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

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

     CAPITAL REQUIREMENTS. FDIC regulations recognize two types or tiers of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common stockholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile. The Bank calculated its leverage ratio to be 14.62% as of March 31, 1999.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.
Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. The Bank has calculated its total risk-based ratio to be 27.50% as of March 31, 1999, and its Tier 1 risk-based capital ratio to be 25.97%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

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

     Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by the Bank to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to enforcement actions including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may be dependent on compliance with capital requirements.

     FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires (under "Regulation D") that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must establish reserves equal to 0% of the first $4.9 million of net transaction accounts, 3% of the next $41.6 million, and 10% plus $1.56 million of the remainder. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of March 31, 1999, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded the Bank's reserve requirements.

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

                                         Amount              Percent
                                         ------              -------
                                           (Dollars in Thousands)

Tier 1 Capital                           $86,489              14.62%
Minimum Tier 1 (leverage) requirement     23,663               4.00
                                         -------             -------
Excess                                   $62,826              10.62%
                                         =======             =======

Risk-based capital                       $91,560              27.50%
Minimum risk-based capital requirement    26,640               8.00
                                         -------             -------
Excess                                   $64,920              19.50%
                                         =======             =======

                                  TAXATION

Federal Taxation
----------------

     GENERAL. The Corporation and the Bank report their consolidated income on a fiscal year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation. Reference is made to Note 12 of the Notes to the Consolidated Financial Statements contained in the 1999 Annual Report to Stockholders ("Annual Report") for additional information concerning the income taxes payable by the Bank.

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

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all financial institutions for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders. Horizon Bank met the residential loan requirement for the taxable year ending March 31, 1999.

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

Washington Taxation
-------------------

     The Bank is subject to a business and occupation tax which is imposed under Washington law at the rate of 1.50% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties is not subject to such tax. The Bank's business and occupation tax returns were audited in November 1995.

ITEM 2.  PROPERTIES
-------------------

     The following table sets forth the location of the Bank's offices, as well as certain information relating to these offices.

                                    Net Book
                           Year    Value as of     Square  Leased/
                          Opened  March 31, 1999    Feet    Owned
                          ------  --------------   ------  -------

Bellingham Main Office .   1971     $1,505,863     19,179   Owned
 1500 Cornwall Avenue
 Bellingham, WA 98225

Bellingham/Meridian. . .   1987        818,999      4,650   Owned
 4110 Meridian
 Bellingham, WA 98226

Ferndale Office. . . . .   1976        431,572      3,692   Owned
 Third and Main
 Ferndale, WA 98248

Lynden Office. . . . . .   1981        495,471      3,702   Owned
 Third and Grover
 Lynden, WA 98264

Blaine Office. . . . . .   1976        606,283      3,610   Owned
 Fourth & "H" Streets
 Blaine, WA 98230

Mount Vernon Office. . .   1976        322,636      3,275   Owned
 1503 Riverside Dr.
 Mount Vernon, WA 98273

Anacortes Office . . . .   1987        883,528      3,650   Owned
 1218 Commercial Avenue
 Anacortes, WA 98221

Snohomish Office . . . .   1987        223,011      1,388   Owned
 620 2nd Street
 Snohomish, WA 98290

Everett Office . . . . .   1991         58,922      1,972   Leased
 909 S.E. Everett Mall Way
 #E-500
 Everett, WA 98208

Burlington Office. . . .   1994      1,226,808      3,980   Owned
 1020 S. Burlington Blvd
 Burlington, WA  98232

Edmonds Office . . . . .   1994      2,305,678     15,265   Owned
 130 Fifth Avenue South
 Edmonds, WA  98020

Mill Creek Office. . . .   1995         99,364      1,945   Leased
 13416 Bothell Everett Hwy.
 Suite 201
 Mill Creek, WA 98012

Barkley* . . . . . . . .   1999        902,227*        --   Owned

Marysville . . . . . . .                25,000*       Under contract

----------
*Reflects earnest money deposit, plus construction fees paid to date.

     At March 31, 1999, the aggregate book value of the Corporation's premises and equipment was $9,905,362.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     Neither the Corporation nor the Bank is engaged in any legal proceedings of a material nature at the present time. From time to time it is a party to legal proceedings wherein it enforces its security interest in loans made by it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
-----------------------------------------------------------

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The information contained in "Item 1 - Business - Selected Financial Data" in this Form 10-K is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

     The information required by this item, along with the Corporation's Year 2000 discussion, is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information contained under the section captioned "Proposal I - Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Registrant's Proxy Statement is incorporated herein by reference.

     The executive officers of the Corporation and the Bank are as follows:

Name                     Age       Position
----                    -----      --------

George W. Gust           69        Chairman of the Board of the Corporation

V. Lawrence Evans        52        Chief Executive Officer and President
                                   of the Corporation; and Chairman of
                                   the Board, Chief Executive Officer
                                   and President of the Bank

Richard P. Jacobson      36        Vice President and Secretary of the
                                   Corporation and Senior Vice
                                   President and Secretary of the Bank

Judy E. Boxx             57        Vice President of the Bank

Jeffrey H. Jansen        41        Vice President of the Bank

Karen A. LePage          58        Vice President of the Corporation and
                                   the Bank

Karla C. Lewis           52        Senior Vice President of the Bank

Merwyn G. Murk           60        Vice President of the Bank

Donald A. Wolf           50        Vice President of the Bank

Kelli J. Holz            30        Vice President of the Corporation
                                   and the Bank

Sandra R. Mathewson      39        Vice President of the Bank

Elizabeth E. Sherry      47        Vice President of the Bank

Carla J. Williams        53        Vice President of the Bank

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

     RICHARD P. JACOBSON has worked for the Bank for 12 years and was appointed Vice President/Finance and Corporate Secretary in December 1994. In March 1998, Mr. Jacobson was appointed Senior Vice President of the Bank.

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

     KARLA C. LEWIS joined Horizon Bank in 1973. From 1983 to December 1994, she was the Manager of the Loan Servicing Department. She was appointed Vice President in June 1987 and is currently the Bank's Chief Lending Officer. In March 1998, she was appointed Senior Vice President of the Bank.

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

     ELIZABETH (BETH) E. SHERRY joined the Bank in 1996. She was appointed Vice President in December 1997 and is currently the Bank's New Accounts Manager.

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

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------


(a)  (1) Financial Statements
         --------------------

     Independent Auditor's Report*

     Consolidated Statement of Financial
      Position, March 31, 1999 and 1998*

     Consolidated Statement of Income for the years ended
      March 31, 1999, 1998 and 1997*

     Consolidated Statement of Stockholders' Equity for the years ended March 31, 1999, 1998 and 1997*

     Consolidated Statement of Cash Flows for the years ended March 31, 1999 1998 and 1997*

     Notes to Consolidated Financial Statements*

     -------------------
     * Contained in the Annual Report filed as Exhibit 13 hereto and incorporated herein by reference.


     (2) All required financial statement schedules are included in the Notes to Consolidated Financial Statements.

(b) A Current Report on Form 8-K was filed on January 22, 1998 to report that Horizon Financial Corp. and Horizon Bank had entered into an Agreement and Plan of Mergers with Bellingham Bancorp and Bank of Bellingham. The acquisition was effective as of June 19, 1999.

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

                                HORIZON FINANCIAL CORP.

 Date:  June 22, 1999           By: /s/ George W. Gust
                                    ---------------------------------
                                    George W. Gust
                                    Chairman of the Board
                                    (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/George W. Gust               By:
    ---------------------------         ------------------------------
    George W. Gust                      Robert C. Diehl
    Director and Chairman of            Director
    the Board

    Date:  June 22, 1999                Date:  June __, 1999


By: /s/V. Lawrence Evans            By: /s/Fred R. Miller
    ---------------------------         ------------------------------
    V. Lawrence Evans                   Fred R. Miller
    Chief Executive Officer             Director
    and President

    Date:  June 22, 1999                Date:  June 22, 1999


By: /s/ Richard P. Jacobson         By: /s/ L.M. Strengholt
    ---------------------------         -------------------------------
    Richard P. Jacobson                 L. M. Strengholt
    Principal Financial Officer         Director

    Date:  June 22, 1999                Date:  June 22, 1999


By: /s/Kelli J. Holz                By: /s/Frank G. Uhrig
    ---------------------------         -------------------------------
    Kelli J. Holz                       Frank G. Uhrig
    Principal Accounting Officer        Director

    Date:  June 22, 1999                Date:  June 22, 1999



By: /s/ Richard D. Haggen           By: /s/Gary E. Goodman
    ---------------------------         -------------------------------
    Richard D. Haggen                   Gary E. Goodman
    Director                            Director

    Date:  June 22, 1999                Date:  June 22, 1999

                              EXHIBIT 13

                    ANNUAL REPORT TO STOCKHOLDERS

                       HRZB
                       HORIZON FINANCIAL CORP.



                       FISCAL 1999 ANNUAL REPORT

CORPORATE PROFILE
==============================================================================
     Horizon Financial Corp. is a financial services holding company based in Bellingham, Washington. The Corporation's primary subsidiary, Horizon Bank, operates twelve full-service offices located in Whatcom, Skagit, and Snohomish counties. Originally founded in 1922 as a savings and loan association, Horizon converted to a mutual savings bank in 1979, and then converted to a publicly traded company through an initial public offering in August 1986. The conversion to the holding company structure occurred in October 1995.

     Since the days of its founding, Horizon has focused on providing exceptional customer service through the delivery of a variety of checking and savings accounts and by originating consumer, residential and commercial real estate loans. In January 1999, Horizon signed a definitive agreement to merge with Bellingham Bancorporation, which operates the Bank of Bellingham, a commercial banking subsidiary. The merger is expected to close on June 18, at which time Horizon will incorporate the best of business and personal banking services in one great community bank. We believe that this combined, full service structure will allow us to generate better returns for stockholders and to better serve our customers and the local community.

     We invite you to review the enclosed materials and we thank you for your continued support.



Corporate Profile ................................................  1

Financial Highlights .............................................  2

Letter to Stockholders ...........................................  3

Management's
Discussion & Analysis ............................................  7

Quantitative and Qualitative
Disclosure About Market Risk..................................11 - 12

Consolidated
Financial Statements

Independent
Auditor's Report.................................................. 16

Statements of
Financial Position................................................ 17

Statements of Income ............................................. 18

Statements of
Stockholders' Equity.............................................. 19

Statement of Cash Flows........................................... 20

Notes to Consolidated
Financial Statements..........................................21 - 43

Directors & Officers.............................................. 45

Corporate Information ............................................ 46

Office Locations ................................................. 47

=============================================================================

                                                          FINANCIAL HIGHLIGHTS
==============================================================================

Thousands of dollars except common share data

  Years Ended March 31        99          98         97        96        95

------------------------------------------------------------------------------
Balance sheet data
 total amount of
  Assets                $602,126    $547,146   $515,341  $488,968  $457,478
  Loans outstanding      484,545     433,697    399,078   389,651   360,120
  Cash and investment
    securities           101,285     101,499    104,356    87,662    83,782
  Deposits               481,119     450,125    424,811   402,676   377,703
  Stockholders' equity    89,750      83,895     78,509    79,147    72,685
------------------------------------------------------------------------------
Summary of Operations
  Interest income        $43,203     $40,901    $38,711   $37,082   $33,989
  Interest expense       (23,276)    (22,235)   (20,832)  (20,773)  (16,948)
  Net interest income     19,927      18,666     17,878    16,309    17,041
  Other income             1,964       1,691      1,583     1,293     1,220
  Non-interest expense(1) (8,802)     (7,920)    (7,661)   (6,795)   (7,281)
  Income before taxes     13,089      12,437     11,800    10,807    11,255(3)
  Income taxes            (4,456)    (4,215)    (3,997)    (3,586)  (3,734)(3)
  Net income              $8,633     $8,222     $7,803     $7,221    $7,521
------------------------------------------------------------------------------
Per Common Share(2)
  Basic earnings           $1.15      $1.11      $1.04      $0.96     $1.01
  Dividends                  .44       0.83(5)    0.75(4)    0.32      0.31
  Equity                   11.95      11.22      10.61      10.46      9.70
  Weighted average
   shares outstanding  7,491,280  7,435,782  7,478,666  7,535,956 7,460,697
------------------------------------------------------------------------------
1 Includes provision for loan losses.
2 Restated for 15% stock dividend declared April 22, 1997; 10% stock dividend declared June 28, 1994.
3 Includes gain on sale of Trust Department.
4 Includes special cash dividend of $0.35 declared November 21, 1996.
5 Includes special cash dividend of $0.40 declared January 28, 1998.


Bar graphs appear below table as follows:

Assets:                  Deposits:            Loans Receivable:

  1995: $457.5           1995: $377.7         1995: $360.1
  1996: $489.0           1996: $402.7         1996: $389.7
  1997: $515.3           1997: $424.8         1997: $399.1
  1998: $547.2           1998: $450.1         1998: $433.7
  1999: $602.1           1999: $481.1         1999: $484.5

==============================================================================
                                     2

LETTER TO STOCKHOLDERS
==============================================================================

[Picture of V. Lawrence Evans
 President and Chief Executive Officer
 Horizon Financial Corp.]

"Our merger with Bellingham Bancorporation accomplishes several things for
Horizon: it accelerates our entry into commercial banking; it provides us with an immediate base of commercial customers and products; and it affords us the experience of a commercial banking team whose business philosophy mirrors our commitment to service excellence. This merger is the next logical step in pursuing our goals."


To our stockholders and customers,

     Horizon Financial Corp. is pleased to provide you with this report on your Corporation's performance. In the following pages, you will read about how fiscal 1999 was another successful year: demand for Horizon's products and services reached record levels; we added convenient new ways for our customers and prospects to interact with us; we completed the upgrade of our computer systems to better prepare ourselves for the future; and now, as we prepare to close our merger with Bellingham Bancorporation, Horizon prepares to expand its business in new and exciting ways.

Business was strong.

     For the second year in a row, demand for Horizon's products and services has never been higher. Loan volume grew to a record $258.0 million, up 65 percent from the previous year's record-setting high of $256.0 million. Loan refinance activity accounted for a large part of the increase in volume, as many homeowners took advantage of the low interest rate environment.

     In Horizon's two primary markets of Whatcom and Skagit County, the Corporation continues to be one of the leaders in market share - we were the second highest lender as determined by loan volume. And Horizon's underwriting quality continues to rank the Corporation as one of the best in the state - as of March 31, 1999, Horizon had only $373,141 in nonperfomring loans, or 0.06 percent of assets.

     Deposit growth was strong too, increasing $31 million for the year and illustrating Horizon's ability to attract deposits in a highly competitive environment. Customers continue to be attracted to Horizon's "un-big" approach to banking, where service excellence, personal attention and low fees stand in stark contract with Horizon's larger competitors.

     We are pleased to report that Horizon also made progress on its longer-term goal of using its capital more profitably. By growing its balance sheet with long-term borrowings, Horizon was able to lock in a low-cost source of funds and increase its assets faster than if it had

==============================================================================

                                                        LETTER TO STOCKHOLDERS
==============================================================================
[Picture of Jack D. Daughters appears on right hand side of page
 President
 Bellingham Bancorporation]

"The word 'synergy' is often overused when it comes to mergers. I prefer to think of this as an opportunity for both organizations to combine their forces and create a higher level of value than either would achieve on their own. It truly is the best of business and personal services in one great community bank."


relied on the growth of its traditional retail deposits alone. As of March 31, Horizon had $19.8 million in borrowings and, as opportunities present themselves, Horizon intends to continue to utilize borrowings to obtain low-cost funds and further enhance profitability.

     Net income for the year increased to $8.6 million and the Corporation's net interest margin continues, at 3.66 percent, to be a solid measure of Horizon's profitability. These were challenging accomplishments during a year of relatively flat interest rates and increased competition. But at the same time, Horizon succeeded in completing several of its major strategic initiatives and we are well positioned for the year ahead.

Tools for better business.

     One of the strategic initiatives Horizon completed during the year was the upgrade of its computer system. This involved replacing nearly every personal computer in the Corporation with higher speed components and increased capacity, and installing a wide-area network that connects all of Horizon's offices. At the same time, the Corporation upgraded its teller and new accounts areas to a platform automation system. These improvements will allow us to better serve our customers, increase communication between offices, and provide a solid foundation from which future technology and enhancements may be launched.

     Another benefit of the computer system upgrade is that it


[Bar graph for Loan Volume appears at bottom of page]

Loan Volume

95 - 64.1

96 -  95.6

97 - 110.2

98 - 161.1

99 - 257.6

==============================================================================

LETTER TO STOCKHOLDERS
==============================================================================

[Picture of Karla C. Lewis
 Senior Vice President
 Real Estate Lending, Horizon Bank]

"Helping a customer buy their home is a very personal transaction. Horizon has been helping people with home loans since 1922 and we are committed to providing a high level of service. Now we have the opportunity to bring this same level of service to business banking. I think business customers will enjoy it."


represents a significant step toward Year 2000 readiness. We are pleased to report that we have completed testing of our most critical internal systems and the systems of our data processor. These tests indicate that we are well prepared for the new millennium. We feel confident of our ability to serve our customers now and on January 3, 2000, and beyond.

     Improving service to our customers now and into the new century was the focus of other key efforts during the year. In addition to its new computer system, Horizon deployed additional cash machines (ATMs) throughout its office network. We also upgraded to a new, more capable phone system, expanded the capacity of our 24-hour telephone banking system, and expanded our web site and Internet email capabilities. Customers may now communicate with Horizon in any number of ways and obtain access to cash and account information with more ease and convenience.

     We are also pleased to update you on our progress to expand our office locations. In March 1999, we relocated our Edmonds office to new, larger facilities in downtown Edmonds. The new office held its grand opening celebration during April and we are happy to report that many new account relationships have already been established. In addition, construction is under way on our new Barkley office, at the corner of Barkley and Woburn, in Bellingham. This new office should be completed in the Fall and will serve a growing area of Whatcom County. We are also pleased to announce that Horizon recently entered into an agreement to purchase land for a new office in the Murphy's Corner area of Mill Creek in Snohomish County. Architectural plans are in progress and construction should begin in the Summer.

The un-big bank just got better.

     The most exciting development of fiscal 1999 was the announcement of our intent to merge with Bellingham Bancorporation. This transaction is expected to close on June 18,

==============================================================================
                                  5

                                                      LETTER TO STOCKHOLDERS
==============================================================================
[Picture of Elizabeth E. (Beth) Sherry appears on right hand side of page
 Vice President
 New Accounts, Horizon Bank]

"I came to Horizon from a much larger bank and I can honestly say that we provide a higher level of service. We're called 'the un-big bank' for a reason, and I don't think it has as much to do with our size. It's more about how we relate to our customers. I think the business community will recognize this. And I know they're going to like it."


1999. Not only will the merger provide three more offices for Horizon Bank in Whatcom County and further expand our market share but also, Horizon will become a truly full-service bank, offering the best of business and personal banking in one great community bank.

     The merger will also help Horizon accomplish one of its other long-term goals - to diversify its business and provide commercial products and services. Bellingham Bancorporation, and its subsidiary, the Bank of Bellingham, provide a complete commercial product line and ready base of commercial customers. Horizon's ability to deliver these products to its existing three-county market holds great potential.

     Last, but most important, the merger with Bellingham Bancorporation provides Horizon with one more element that will help it achieve its goals: experienced people. The employees of the Bank of Bellingham have many years of commercial banking service. Combined with Horizon's experience in real estate, consumer, and retail products, this merger will create a combined institution that is better able to serve the needs of its customers and the local community.

Looking ahead.

     Fiscal 1999 was a challenging year. Punctuated by record demand for Horizon's products and services, a flat interest rate environment, completion of several strategic initiatives and the beginning of a whole new way of doing business, we are very proud of the results and efforts of our employees. As we look ahead to the new banking millennium, I cannot help but feel that we are well prepared for what lies ahead.

     We look forward to our Annual Meeting of Stockholders on July 27, and we thank you for your continued support.

V. Lawrence Evans
President and Chief Executive Officer

George W. Gust
Chairman of the Board

==============================================================================

Management's Discussion & Analysis
==============================================================================

General
     Horizon Financial Corp. was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank, effective October 13, 1995. The Bank was organized in 1922 as a Washington state chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979, the Bank converted to a Washington state chartered mutual savings bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). On August 12, 1986, the Bank converted to a state chartered stock savings bank. The primary business of the Bank is to acquire funds in the form of savings deposits and wholesale funds, and to use the funds to make consumer, real estate and commercial loans in the Bank's primary market area.
     The Bank's operations are conducted through 12 full-service office facilities, located in Whatcom, Skagit and Snohomish counties in Northwest Washington. The Bank is currently building an additional office in Whatcom County, located in the Barkley Village area of Bellingham, in the northeast portion of the city. In addition to serving the growing population in this area, this office (approximately 15,000 square feet) will serve as an operation center to support additional growth for the Corporation. Completion of construction is scheduled for the fourth quarter of 1999. The Bank is also currently working on plans to build an office at Murphy's Corner near Mill Creek, which will replace the Bank's current leased location in that area. During the fiscal year ended March 31, 1999, the Bank relocated its Edmonds office by purchasing the Dayton Place building at the corner of 5th and Dayton in downtown Edmonds. The Bank's management continues to research sites for future development, with emphasis on locations in the growing Snohomish County markets.
     At its March 19, 1998 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 747,000 shares) of the Corporation's outstanding common stock over a 24 month period. During the fiscal year ended March 31, 1999, the Corporation repurchased 13,900 shares of its common stock, compared to no repurchases during the prior year. This repurchase plan has been rescinded by the Board of Directors effective January 18, 1999 with the signing of the definitive agreement to merge with Bellingham Bancorporation, as discussed below.
     As of December 11, 1998, the Bank became a member of the Federal Home Loan Bank of Seattle. One of the significant benefits of membership include the ability to supplement the Bank's balance sheet with wholesale funds in order to meet cyclical funding needs and to assist management in its interest rate risk management efforts.
     On January 18, 1999, the Corporation announced a definitive agreement to merge with Bellingham Bancorporation, creating a company with combined assets in excess of $652 million. As a result of the transaction, Bellingham Bancorporation will be merged into Horizon Financial Corp. The transaction has received the necessary approvals, and is expected to close on June 18, 1999. The transaction is expected to be accounted for as a pooling of interests.
Results of Operations
     Total consolidated assets for the Corporation as of fiscal year-end March 31, 1999 were $602,125,761, an increase of 10.05% from the March 31, 1998 level of $547,146,296. This increase in assets was due primarily to the growth in loans receivable, which increased 11.72% to $484,544,820 from $433,697,267. Real estate and commercial loans originated for fiscal 1999 were $244,789,677, compared to fiscal 1998 of $148,660,761 and fiscal 1997 of $100,579,512. The increase in total real estate loan originations in fiscal 1999 was the result of lower long-term interest rates and continued strong demand for refinance mortgages, along with an increased focus on commercial real estate lending. Consumer lending originations were little changed, with annual activity increasing slightly to $12,798,847 from $12,462,472 in fiscal 1998, and $9,606,372 in fiscal 1997. The lack of consumer loan growth was due in

                                            Management's Discussion & Analysis
==============================================================================

large part to the lower level of interest rates for first mortgages, which led many borrowers to refinance their existing first mortgage loans, rather than utilize second mortgage financing options.
     The Bank sold $42,468,549 of real estate loans in fiscal 1999, compared to $29,370,377 in fiscal 1998. The Bank sells real estate loans during periods of increased loan volume to improve the Bank's cash flow and to manage its interest rate risk profile. In addition to these cash sales, the Bank securitized $36,830,692 in long term, fixed rate mortgages during fiscal 1999, compared to $12,622,660 in fiscal 1998. These securitizations shifted loans from loans receivable into the investment portfolio, which enhanced the Bank's liquidity position and decreased the credit risk associated with the loans receivable. These securitizations also provided the Bank with collateral to borrow wholesale funds in the reverse repurchase markets.
     Total liabilities were $512,375,732 at March 31, 1999 an increase of 10.60% from $463,251,499 at March 31, 1998. The increase in liabilities was due in large part to the growth in savings deposits, which increased 6.89% to $481,118,998 from $450,125,058. In addition, the Bank's balance sheet included $19,800,000 in other borrowings at March 31, 1999, compared to no borrowings at March 31, 1998. During the year, the Bank increased the size of its balance sheet with borrowings from the Federal Home Loan Bank and with reverse repurchase agreements.
     Shareholder equity in fiscal 1999 increased 6.98% to $89,750,029 from $83,894,797 at fiscal 1998 year end. This increase was due primarily to the growth in retained earnings, net of the $.44 per share in dividends paid during the fiscal year ended March 31, 1999. The Corporation remains strong in terms of its capital position, with a shareholder equity-to-assets ratio of 14.91% at March 31, 1999, compared to 15.33% at March 31, 1998.
Net Interest Income
     Net interest income in fiscal 1999 was $19,927,032, a 6.76% increase from fiscal 1998 of $18,665,514, compared to $17,878,339 in fiscal 1997. Total interest income increased in fiscal 1999 to $43,203,418, a 5.63% increase from fiscal 1998 of $40,900,914, compared to $38,710,639 in fiscal 1997. Interest income on loans in fiscal 1999 was $37,449,922, a 6.97% increase from $35,008,202 in fiscal 1998, compared to $33,812,005 in fiscal 1997. This increase in interest income was lower than the percentage increase in loans receivable as many borrowers refinanced their existing loans in last year's historically low interest rate environment. Therefore, the overall increase in interest income can be attributed to the growth in loans receivable, not to higher interest rates.
     Interest and dividends on investments and mortgage-backed securities was $5,753,496 in fiscal 1999, a 2.36% decrease from $5,892,712 in fiscal 1998, compared to $4,898,634 in fiscal 1997. The decrease in fiscal 1999 was primarily due to the lower level of interest rates during the year. The increase in fiscal 1998 compared to fiscal 1997 was due primarily to the fact that the Bank has been shifting assets from loans receivable to investments by securitizing long-term fixed rate mortgages with the Federal Home Loan Mortgage Corporation in an effort to improve its liquidity and to better manage its interest rate risk profile.
     Total interest expense in fiscal 1999 increased to $23,276,386, a 4.68% increase over fiscal 1998 of $22,235,400, compared to $20,832,300 in fiscal 1997. Interest on deposits increased 2.43% in fiscal 1999, to $22,776,189 compared to $22,235,400 in fiscal 1998, and $20,832,300 in fiscal 1997. This increase in fiscal 1999 occurred while the Bank's deposit base increased by 6.89%. The low interest rate environment was favorable to the Bank's cost of savings in fiscal 1999 as a significant portion of the Bank's savings accounts re-priced during the year. In addition, the Bank was successful in increasing its overall checking deposits during the year, which represent a low interest rate source of funds for the Bank.
     Interest on borrowings increased to $500,197 in fiscal 1999, compared to -0- in fiscal 1998, as the Bank borrowed funds in the wholesale markets in order to

Management's Discussion & Analysis
==============================================================================

further leverage its balance sheet and better manage its interest rate risk profile.
Provision for Losses on Loans
     The provision for losses on loans increased in fiscal 1999 to $395,000 from $355,000 in fiscal 1998 and $200,400 in fiscal 1997. These figures include both specific and general reserves. As of March 31, 1999, the allowance for loan loss reserves was $3,956,150. The general and specific reserves as of March 31, 1999 represent .82% of loans receivable, compared to
 .83% as of March 31, 1998 and .85% at March 31, 1997. The Bank's management considers this to be an adequate level of reserves at this time.
     As of March 31, 1999, there were two loans in the Bank's portfolio over 90 days delinquent, with balances totaling $373,141, which represented .06% of total assets. This is up from two loans with balances totaling $50,345 or
 .01% of assets at March 31, 1998.
Non-Interest Income
     Non-interest income in fiscal 1999 was $1,964,363, an increase of 16.15% from fiscal 1998 of $1,691,273, compared to $1,583,063 in fiscal 1997.
Service fee income was $1,611,999 in fiscal 1999, a 35.35% increase from fiscal 1998 of $1,191,004, compared to $1,037,308 in fiscal 1997. The increases in fiscal 1999 & 1998 were due in large part to increases in servicing fee income from loans sold in the secondary market, along with increased fee income (e.g. escrow and appraisal fees) related to the increased loan origination activity for the year.
     Other non-interest income decreased in fiscal 1999 to $382,162 from $416,761 in fiscal 1998, compared to $276,840 in fiscal 1997. The primary factor contributing to the difference in fiscal 1998 was an adjustment of $150,000 in specific loan loss reserves due to a large principal reduction on a loan with an allocated reserve made during that year. An increase in Visa debit card income continued to enhance the Bank's other non-interest income in fiscal 1999.
     The net gain/(loss) on sale of loans decreased to ($359,130), in fiscal 1999, from ($356,668) in fiscal 1998, compared to ($31,188) in fiscal 1997.
When the Bank sells loans, the gains or losses related to the loan balances and the prices received in the secondary market are reflected as non-interest income. When the bank sells low coupon, long- term fixed rate mortgages to reduce its interest rate risk exposure, the non-interest income portion of the income statement may show a loss, as has been the case in the past three fiscal years. The remaining outstanding fees associated with these mortgages, however, flow to the income statement as interest income. Therefore, even when the non-interest income portion of the sale reflects a loss, it is possible that the loan sales (including the fee recognition) generate an overall profit to the Bank. For example, in fiscal 1999, the fees recognized from loan sales exceeded the losses from the sale of these loans by $234,872.
     The net gain on sale of investments decreased to $329,332 in fiscal 1999, compared to $440,176 in fiscal 1998, and $300,103 in fiscal 1997. These differences were due to the varying amounts of gains recognized from the sale of investments and common stocks in each of these years.
Non-Interest Expense
     Non-interest expense in fiscal 1999 increased to $8,406,932, an 11.13% increase from fiscal 1998 of $7,565,253, compared to $7,460,889 in fiscal 1997. Compensation and employee benefits increased 6.36% in fiscal 1999 to $4,247,081 from $3,993,022 in fiscal 1998, compared to $4,164,945 in fiscal
1997. The increase in fiscal 1999 is primarily due to the overall growth of the bank. The higher figures in fiscal 1997 were due primarily to the one-time recognition of $277,525 in expenses relating to the Bank's retirement program recognized in that year.
     Building occupancy expense was $1,346,724, in fiscal 1999, a 16.87% increase from $1,152,365 in fiscal 1998, compared to $1,120,585 in fiscal 1997. The primary reasons for the increase in fiscal 1999 relate to increased expenses for computer hardware upgrades, software expenses and the relocation of the Bank's Edmonds office.

                                            Management's Discussion & Analysis
==============================================================================

     Other non-interest expenses increased to $1,819,741 in fiscal 1999, a 30.84% increase from $1,390,860 in fiscal 1998, compared to $1,413,505 in fiscal 1997. The increase in fiscal 1999 was due in part to additional expenses related to the significant technology upgrades implemented during the year, along with expenses relating to the pending merger with Bellingham Bancorporation.
     Data processing expenses declined in 1999 to $548,560 after increasing significantly in fiscal 1998 to $612,799 from $413,512 in fiscal 1997. The increase in fiscal 1998 was due in large part to the recognition of expenses relating to upgrading the technology at the Bank, including the installation of a teller platform system and the implementation of a Wide Area Network.
The benefits of these enhancements should include: an enhanced operating platform for tellers and new accounts personnel; a faster, more powerful computer network capable of interoffice communication and file sharing; a better foundation for future technologies; and more efficient operations.
     Advertising and Marketing expenses increased 6.88% to $444,826 in fiscal 1999 from $416,207 in fiscal 1998, compared to $348,342 in fiscal 1997. This increase in fiscal 1999 is due in part to expenses relating to increased direct mail marketing utilizing the Bank's Marketing Customer Information File, along with rolling out the "Un-Big Bank" image campaign during the year. Provisions for Income Tax
     Income tax expense increased to $4,456,462 in fiscal 1999, from $4,214,657 in fiscal 1998, compared to $3,996,693 in fiscal 1997. The Bank's effective tax rate was approximately 34% in each of the past three fiscal years.
Net Income
     Annual earnings of $8,633,001 for fiscal 1999 represent a 5.00% increase from fiscal 1998 earnings of $8,221,877, compared to fiscal 1997 earnings of $7,803,420. Basic earnings per share for fiscal 1999 were $1.15 on weighted average shares of 7,491,280, compared to basic earnings per share of $1.11 on weighted average shares of 7,435,782 in fiscal 1998, and basic earnings per share of $1.04 on weighted average shares of 7,478,666 in fiscal 1997 (as restated for the 15% stock dividend declared in April 1997).
Liquidity and Capital Resources
     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At March 31, 1999, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $24,420,809.
     As of March 31, 1999, the total book value of investments and mortgage-backed securities was $88,659,487, compared to a market value of $93,793,202 with an unrealized gain of $5,133,715. On March 31, 1998, the book value of investments and mortgage-backed securities was $89,869,807 compared to a market value of $94,938,374, with an unrealized gain of $5,068,567. The Bank foresees no factors that would impair its ability to hold debt securities to maturity.
     The Bank's primary sources of funds are cash flow from operations, which consist primarily of mortgage loan repayments, deposit increases, loan sales, and cash received from the maturity or sale of investment securities. The Bank's liquidity fluctuates with the supply of funds and management believes that the current level of liquidity is adequate at this time. If additional liquidity is needed, the Bank's options include, but are not necessarily limited to: 1) Selling additional loans in the secondary market; 2) Entering into reverse repurchase agreements; 3) Borrowing from the Federal Home Loan Bank of Seattle; 4) Accepting additional jumbo and/or public funds deposits; or 5) Accessing the discount window of the Federal Reserve Bank of San Francisco.
     Shareholder's equity as of March 31, 1999 was $89,750,029 or 14.91% of assets, compared to $83,894,797 or 15.33% of assets at March 31, 1998. The Bank continues to exceed the 5.0% minimum required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital

Management's Discussion & Analysis
==============================================================================

ratio as of March 31, 1999 was 26.28%, compared to March 31, 1998 of 28.46%. These figures are well above the well-capitalized minimum of 10% required by the FDIC.
Forward Looking Statements
     In this document, Horizon has included certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing Horizon to the protections of such safe harbor provisions of said Act with respect to all "forward looking statements". Horizon has used "forward looking statements" to describe future plans and strategies, including expectations of Horizon's potential future financial results. Management's ability to predict results or the effect of future plans and strategies is inherently uncertain. Factors that could effect results include, but are not limited to: the future level of interest rates, industry trends, general economic conditions, loan delinquency rates, and changes in state and federal regulations. These factors should be considered when evaluating the "forward looking statements" and undue reliance should not be placed on such statements.

QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
     The Bank's largest component of market risk continues to be interest rate risk. Currently, the Bank's assets and liabilities are not directly exposed to foreign currency or commodity price risk. At March 31, 1999, the Bank had no off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments.
     One method of analyzing an institution's interest rate risk position is an interest rate sensitivity GAP analysis. The interest rate GAP is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period, and the interest-bearing liabilities maturing or repricing within that same time period. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate liabilities during the same period. A GAP is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest sensitive assets. At March 31, 1999, the Bank's one year GAP position was a negative 33.70%, compared to a negative 38.67% at March 31, 1998. The Bank has historically been considered liability sensitive with its negative GAP position, due to the assumption that its liabilities (primarily comprised of certificates of deposit) would reprice more rapidly than its assets (which are primarily longer term mortgages). For example, in a rising rate environment, the Bank's cost of savings should rise more rapidly than its yield on its mortgages, as these liabilities reprice more rapidly than the Bank's assets. The result to the Bank's operation in a rising rate environment should be a compression of its net interest margin, which is the primary factor currently affecting the Bank's income statement. Conversely, in a falling rate environment, the Bank's liabilities should re- price more rapidly than its assets, resulting in an improvement in its net interest margin. Other factors, such as prepayments on mortgages and investments, the interest rate sensitivity of deposits, and general economic conditions can also have significant effects on the Bank's performance in a changing interest rate environment.
     In addition to changes in the directions of interest rates, the Bank's long term performance is likely to be affected significantly by the shape and magnitude of the slope of the yield curve. The yield curve is a graphical representation of the relationship between short and long term interest rates. As mentioned above, the majority of the Bank's liabilities are in the form of certificates of deposit, most of which reprice or mature within one year. As such, the rates paid on these liabilities are influenced primarily by rates at the short end of the yield curve. The Bank's composition of assets, however, is heavily weighted in long term fixed rate mortgages, which are generally affected more by the rates at the long end of the yield curve. Therefore, all else being equal, the Bank should generally be more profitable in the long run when there is slope in the yield curve. Historically, a positively sloped yield curve is more common, with long-term rates higher than short-term rates. However, the current shape of the yield

                                            Management's Discussion & Analysis
==============================================================================

curve is very flat, a scenario which continues to present challenges to the Bank. The Bank's excellent asset quality, low efficiency ratio, and healthy capital to assets ratio have allowed the Bank to continue to operate profitability, despite a very flat yield curve environment.
     Following the completion of the merger with the Bank of Bellingham, the combined Bank's balance sheet should become less liability sensitive, as many of the Bank of Bellingham's assets are variable rate products which generally re-price more rapidly than Horizon's existing asset base.

              Quantitative Disclosures About Market Risk
------------------------------------------------------------------------------

     The table below represents the balances of the Bank's financial
instruments at March 31, 1999.   The expected maturity categories take into
consideration projected prepayment rates as well as actual amortization of principal. In preparation of the table, numerous assumptions were made regarding prepayment rates and deposit account interest sensitivity.

                                                    2 Years  3 Years 4 Years
                        Average Within   1 Year To    To       To      To     Beyond              Fair
                        Yield   1 Year   2 Years    3 Years  4 Years  5 Years 5 Years   Total     Value
                        ---------------------------------------------------------------------------------
Dollars in thousands
Interest-Sensitive
Assets:

Loans receivable        8.11   $65,456   $54,843   $71,843  $51,430  $46,754  $194,219  $484,545  $488,642
Mortgage-backed
 securities             6.41     7,235     5,663     4,568    4,066    3,619    29,278    54,429    55,096
Investments and other
 interest-earning
  assets                6.20    21,413     4,546       385    4,634      250     3,002    34,230    38,697

Interest-Sensitive
 Liabilities:
Checking accounts       1.50         -    10,796    10,796    3,599    3,599     7,197    35,987    35,987
Money market/
 Ultimate accounts      3.93    19,864     6,621     6,621    6,621    6,621    19,866    66,214   66,214
Savings accounts        3.05         -    10,170    10,170    3,390    3,390     6,779    33,899   33,899
Certificates of
 deposit                5.64   252,249    50,694     7,303    4,796    9,311    20,666   345,019  347,708
Other Borrowings        5.15    14,800     5,000         -        -        -         -    19,800   19,786

Off-Balance Sheet
 Items:

Commitments to
 extend credit          6.93     7,161         -         -       -         -         -     7,161    7,161
Unused lines of credit  9.25     9,077         -         -       -         -         -     9,077    9,077

     As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities, they may react in different degrees to changes in market interest rates. In addition, in the event of changes in interest rates, expected rates of prepayments on loans and withdrawals from savings accounts might deviate significantly from those assumed in presenting the table. Therefore, the data presented in the table should not be relied upon as necessarily indicative of actual future results.

Management's Discussion & Analysis
==============================================================================

General
     The year 2000 ("Y2K") issue centers on the potential inability of computer systems and programs to recognize the year 2000. Many existing computer programs and systems originally were programmed to allow only two digits to identify the calendar year in the date field. If left unchanged, these programs and systems might interpret "00" as the year 1900, rather than as the year 2000.
Regulation
     Financial institution regulators have increased their focus upon Year 2000 issues and have issued guidance concerning the responsibilities of senior management and directors. The sole subsidiary of Horizon Financial Corp., Horizon Bank ("Bank"), has been examined by the FDIC and the State of Washington's Department of Financial Institutions on several occasions, including both on-site and off-site exams. The Bank's most recent exam was conducted by the State of Washington in February of 1999. Regulations do not allow the Bank to make public the results of the State or FDIC examinations. However, the Bank's Board of Directors reviews each report, and the Board is satisfied with management's progress to date regarding Year 2000 issues.
     The Federal Financial Institution Examination Council ("FFIEC") has issued several interagency statements on Year 2000 issues. These statements require financial institutions to proceed through five phases of year 2000 preparedness. The following sections summarize these phases, and the Bank's progress to date in each phase:
Awareness Phase
     The Bank has established a formal Year 2000 plan and created an internal Year 2000 committee, which has been meeting on this issue since 1997. This phase focused on identifying those systems and programs that had the potential of being affected by Year 2000 risks. This phase also included educating the Bank's employees about Year 2000 issues and resulted in a bank wide effort to identify potential problems related to the Year 2000. This phase was substantially completed early in 1998.
Assessment Phase
     This phase focused on completing assessments of hardware, software and other computer applications in order to identify risks and monitor Year 2000 progress. Further, this phase included a prioritization of Year 2000 risks, to identify which systems were mission critical systems for the Bank's business, and which were considered less important in terms of potential adverse impact to the Bank. This assessment was substantially completed in mid 1998.
Renovation Phase
     Following the Assessment Phase, the Bank moved into the renovation phase, which focused on identifying solutions to potential Year 2000 problems with its systems and programs. During the fourth quarter of 1998, the Bank completed a major personal computer renovation, which included new machines at all teller stations, and numerous other network upgrades. While the primary purpose for this renovation was not related to the Year 2000 issue, compliance efforts were enhanced by this project, since computers with older BIOS chips are more likely to be susceptible to Year 2000 problems than newer computers. The Bank decided, however, that even these new machines would be tested for Year 2000 readiness. The renovation phase is substantially completed at this time.
Validation Phase
     This phase was designed to test the ability of hardware and software to accurately process date sensitive data. The Bank is working with its data processor, Fiserv, as well as other vendors, to make sure that their computers and software programs have been tested for Year 2000 readiness. As an example, the Bank conducted extensive testing of the Fiserv system in December 1998, with additional testing performed in April of 1999. Based on the analysis of these test results, along with the extensive amount of data received on the Year 2000 issue from Fiserv over the past two years, the Bank is satisfied with the

                                            Management's Discussion & Analysis
==============================================================================

progress made by its service provider in its Year 2000 efforts. In addition, the Bank is satisfied with the results of the testing of the Bank's other vendors and internal computer systems, along with the renovations that have been completed to date. Year 2000 testing expenses are anticipated to total less than $50,000, the majority of which have already been paid by the Bank through its fiscal year ended March 31, 1999. Future expenses relating to Year 2000 issues are not anticipated to have a material impact on the Bank's financial statements. The Validation phase is substantially complete at this time.
Implementation Phase
     The Bank has completed the implementation phase for all systems currently being utilized. Any new systems deployed prior to year-end will also be reviewed for Year 2000 compliance. In light of the pending merger with the Bank of Bellingham, Horizon Bank's management will be working closely with Bank of Bellingham's management to ensure that the programs utilized by the Bank of Bellingham will not create any additional Year 2000 concerns.
     Early in 1999, the Bank's Year 2000 focus shifted from the five phases presented above, to the development of business resumption and contingency plans. Guidelines provided by the FFIEC set forth four phases in this contingency planning process, and the paragraphs below set forth the Bank's progress to date in these phases.
Organizational Planning Guidelines
     This phase focused on establishing organizational planning guidelines that define the business continuity planning strategy for the Bank, and the FDIC expects institutions to complete this phase prior to March 31, 1999. The Bank has substantially completed this phase of the Contingency Planning process.
Business Impact Analysis
     Irrespective of best efforts towards Year 2000 compliance, the possibility exists that there may be an interruption of business around the turn of the century. Therefore, the Bank has completed a Business Impact Analysis, which assesses the effects of potential system failures in each core business process, such as deposit taking, check cashing, cash withdrawals and lending services. This analysis sets forth Year 2000 event scenarios and considers the risks of both internal and external infrastructure failures on each core business process and determines the minimum acceptable level of outputs and services for each process. This analysis will be conducted as a joint effort with the Bank of Bellingham, with members from each institution's management team working on Year 2000 issues from this point forward. While this analysis will be an ongoing process during the remainder of 1999, the Business Impact Analysis was substantially completed prior to March 31, 1999. Business Resumption Contingency Plan
     Upon completion of the Business Impact Analysis, the Bank's management began developing a Business Resumption Contingency Plan. Said plan shall provide the framework to operate the Bank in the event that any of the Bank's core business processes experience Year 2000 related problems. Specifically, the plan shall set forth logistical guidelines and time frames to assist the Bank's personnel in its business resumption contingency planning efforts.
This plan shall be considered a supplement to the Bank's Disaster Recovery Plan, already in place. The Business Resumption Contingency Plan is nearing completion, and will be substantially completed prior to June 30, 1999. Validation of Business Resumption Contingency Plan
     Finally, the Bank's Internal Audit Department is in the process of designing methods to validate its Business Resumption Contingency Plan to ensure that the plan will be effective, if needed. Said Validation methods will be substantially completed by June 30, 1999.
     While there can be no guarantee of total Year 2000 compliance, be assured that Horizon Bank is taking this issue very seriously and is working diligently to minimize potential impacts to its customers and shareholders as a result of the turn of the century.

                            HORIZON FINANCIAL CORP.

                         Independent Auditor's Report
                                      and
                       Consolidated Financial Statements

                         March 31, 1999, 1998 and 1997

                                                                MOSS-ADAMS LLP
------------------------------------------------------------------------------
Certified Public Accountants


                        INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Directors
Horizon Financial Corp.

We have audited the accompanying consolidated statement of financial position of Horizon Financial Corp. and its subsidiary as of March 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Financial Corp. and Subsidiary as of March 31, 1999 and 1998, and the results of their operations and cash flows for each of the years ended March 31, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.


/s/ Moss Adams LLP

Bellingham, Washington
May 7, 1999

                         HORIZON FINANCIAL CORP.
              CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                         March 31, 1999 and 1998

                                 ASSETS

                                                     1999           1998
                                                ------------    ------------

Cash and cash equivalents                       $  7,781,073    $  6,878,615
Interest-bearing deposits                          8,052,381       9,980,349
Investment securities
  Available-for-sale (amortized cost
   1999: $20,620,191; 1998: $29,314,764)          25,047,312      33,813,752
  Held-to-maturity (estimated fair value
   1999: $1,034,061; 1998: $2,047,811)               994,189       1,985,941
Mortgage-backed securities
  Available-for-sale (amortized cost 1999:
   $43,469,587;1998: $33,100,230)                 43,886,859      33,352,267
  Held-to-maturity (estimated fair value
   1999: $11,208,987; 1998: $15,744,195)          10,959,539      15,488,523
Federal Home Loan Bank Stock                       4,563,600          -
Loans receivable                                 484,544,820     433,697,267
Accrued interest and dividends receivable          3,739,470       3,678,614
Bank premises and equipment, net                   9,905,362       6,046,468
Other assets                                       2,651,156       2,224,500
                                                ------------    ------------
TOTAL ASSETS                                    $602,125,761    $547,146,296
                                                ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                        $481,118,998    $450,125,058
Accounts payable and other liabilities             5,924,556       7,925,825
Securities sold under agreements to repurchase    14,800,000          -
Other borrowed funds                               5,000,000          -
Advances by borrowers for taxes and insurance        928,618         920,995
Income tax currently payable                         770,986         124,893
Net deferred income tax liabilities                2,572,474       2,879,728
Deferred compensation                              1,260,100       1,275,000
                                                ------------    ------------
          Total liabilities                      512,375,732     463,251,499
                                                ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value,
   10,000,000 shares authorized; none
   issued or outstanding                              -               -
  Common stock, $1 par value, 30,000,000
   shares authorized; 7,771,327 and 7,726,762
   issued and outstanding, respectively            7,771,327       7,726,762
  Additional paid-in capital                      54,388,785      53,821,396
  Retained earnings                               27,845,086      22,509,593
  Unearned ESOP shares                              (350,000)       (400,000)
  Accumulated other comprehensive income           3,197,300       3,135,677
  Treasury stock, 262,990 and 249,090 shares,
   at cost                                        (3,102,469)     (2,898,631)
                                                ------------    ------------
          Total stockholders' equity              89,750,029      83,894,797
                                                ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $602,125,761    $547,146,296
                                                ============    ============

            See accompanying notes to these financial statements.

                         HORIZON FINANCIAL CORP.
                   CONSOLIDATED STATEMENT OF INCOME
               Years Ended March 31, 1999, 1998 and 1997


                                      1998           1997           1996
                                -------------   -------------   ------------
-
INTEREST INCOME
  Interest on loans             $  37,449,922   $  35,008,202   $  33,812,005
  Investment and Mortgage-
   backed securities
    Taxable interest                5,543,463       5,681,821       4,634,411
    Nontaxable interest income        146,466         162,618         168,057
    Dividends                          63,567          48,273          96,166
                                -------------   -------------   ------------
-
    Total interest income          43,203,418      40,900,914      38,710,639
                                -------------   -------------   ------------
-
INTEREST EXPENSE
  Interest on deposits             22,776,189      22,235,400      20,832,300
  Interest on other borrowings        500,197         -               -
                                -------------   -------------   ------------
-
    Total interest expense         23,276,386      22,235,400      20,832,300
                                -------------   -------------   ------------
-
    Net interest income            19,927,032      18,665,514      17,878,339

PROVISION FOR LOAN LOSSES             395,000         355,000         200,400
                                -------------   -------------   ------------
-
    Net interest income after
     provision for loan losses     19,532,032      18,310,514      17,677,939
                                -------------   -------------   ------------
-
NONINTEREST INCOME
  Service fees                      1,611,999       1,191,004       1,037,308
  Other                               382,162         416,761         276,840
  Net gain (loss) on sales of
   loans                             (359,130)       (356,668)        (31,188)
  Net gain on sale of investment
   securities                         329,332         440,176         300,103
                                -------------   -------------   ------------
-
    Total noninterest income        1,964,363       1,691,273       1,583,063
                                -------------   -------------   ------------
-
NONINTEREST EXPENSE
  Compensation and employee
   benefits                         4,247,081       3,993,022       4,164,945
  Building occupancy                1,346,724       1,152,365       1,120,585
  Other expenses                    1,819,741       1,390,860       1,413,505
  Data processing                     548,560         612,799         413,512
  Advertising                         444,826         416,207         348,342
                                -------------   -------------   ------------
-
    Total noninterest expense       8,406,932       7,565,253       7,460,889
                                -------------   -------------   ------------
-
INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAX    13,089,463      12,436,534      11,800,113
                                -------------   -------------   ------------
-
PROVISION FOR INCOME TAX
  Current                           4,795,462       3,524,657       3,171,693
  Deferred                           (339,000)        690,000         825,000
                                -------------   -------------   ------------
-
    Total provision for
     income tax                     4,456,462       4,214,657       3,996,693
                                -------------   -------------   ------------
-
NET INCOME                      $   8,633,001   $   8,221,877   $   7,803,420
                                =============   =============   =============

BASIC EARNINGS PER SHARE          $  1.15          $  1.11         $  1.04
                                  =======          =======         =======
DILUTED EARNINGS PER SHARE        $  1.14          $  1.09         $  1.03
                                  =======          =======         =======

          See accompanying notes to these financial statements.

                                                      HORIZON FINANCIAL CORP.
                                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               Years Ended March 31, 1999, 1998 and 1997

                                         Common Stock
                                 -------------------------      Additional                        Unearned
                                 Number of                      Paid-In            Retained       ESOP
                                  Shares          At Par        Capital            Earnings       Shares
                                 ---------      ----------      -----------       ------------    --------
BALANCE, March 31,1996           6,579,954      $6,579,954      $39,415,875       $ 31,548,712    $    -
Comprehensive income
  Net income                         -               -                -              7,803,420         -
  Other comprehensive income
    Change in unrealized gains
     available- for-sale
     securities, net taxes
     of $503,736                     -               -                -                  -             -
    Total other comprehensive
     income                          -               -                -                  -             -
   Comprehensive income              -               -                -                  -             -
Unearned ESOP shares                 -               -                -                  -         (500,000)
Recognition of ESOP shares
 released                            -               -                -                  -           50,000
Cash dividends on common
 stock at $0.75 per share            -               -                -             (4,833,338)        -
Dividend reinvestment plan          23,743          23,743          304,498              -             -
Stock options exercised             46,643          46,643          343,305              -             -
Treasury stock purchased             -               -                -                  -             -
                                 ---------      ----------      -----------       ------------    --------
BALANCE, March 31, 1997          6,650,340       6,650,340       40,063,678         34,518,794    (450,000)
Comprehensive income
     Net income                      -               -                -              8,221,877        -
     Other comprehensive income
       Change in unrealized gains
       on available-for-sale
       securities, net taxes of
       $1,293,465                    -               -                -                  -            -
       Total other comprehensive
        income                       -               -                -                  -            -
     Comprehensive income            -               -                -                  -            -
Recognition of ESOP shares
 released                            -               -                -                  -          50,000
Cash dividends on common stock
 at $0.83 per share                  -               -                -             (6,188,444)       -
Dividend reinvestment plan          26,720          26,720          413,136              -            -
Stock options exercised             51,750          51,750          308,834              -            -
15% stock dividend                 997,952         997,952       13,035,748        (14,033,700)       -

Cash paid for fractional
 shares in connection with
 stock dividend                      -               -                -                 (8,934)       -
                                 ---------      ----------      -----------       ------------    --------
BALANCE, March 31, 1998          7,726,762       7,726,762       53,821,396         22,509,593    (400,000)
Comprehensive income
     Net income                      -               -                -              8,633,001        -
     Other comprehensive income
       Change in unrealized gains
       on available-for-sale
       securities, net taxes of
       $31,744                       -               -                -                  -            -
       Total other comprehensive
        income                       -               -                -                  -            -
     Comprehensive income            -               -                -                  -            -
Recognition of ESOP shares
 released                            -               -                -                  -          50,000
Cash dividends on common
 stock at $0.11 per share            -               -                -             (3,297,508)       -
Dividend reinvestment plan          35,801          35,801          496,461              -            -
Stock options exercised              8,764           8,764           70,928              -            -
Treasury stock purchased             -               -                -                  -            -
                                 ---------      ----------      -----------       ------------    ---------
BALANCE, March 31, 1999          7,771,327      $7,771,327      $54,388,785       $ 27,845,086    $(350,000)
                                 =========      ===========     ===========       ============    =========

                                 Accumulated
                                 Other           Treasury                         Total
                                 Comprehensive   Stock          Stockholders'     Comprehensive
                                 Income(Loss)    At Cost        Equity            Income
                                 ------------   ----------      -------------     -------------
BALANCE, March 31,1996          $1,602,673      $    -          $79,147,214
Comprehensive income
  Net income                         -               -            7,803,420       $  7,803,420
  Other comprehensive income
    Change in unrealized gains
     available- for-sale
     securities, net taxes
     of $503,736                  (977,840)          -             (977,840)          (977,840)
    Total other comprehensive                                                     ------------
     income                          -               -                -               (977,840)
                                                                                  ------------
   Comprehensive income              -               -                -           $  6,825,580
Unearned ESOP shares                 -                             (500,000)      ============
Recognition of ESOP shares
 released                            -               -               50,000
Cash dividends on common
 stock at $0.75 per share            -               -           (4,833,338)
Dividend reinvestment plan           -               -              328,241
Stock options exercised              -               -              389,948
Treasury stock purchased             -          (2,898,631)      (2,898,631)
                                ----------      ----------      -------------
BALANCE, March 31, 1997            624,833      (2,898,631)        78,509,014
Comprehensive income
     Net income                      -               -              8,221,877    $   8,221,877
     Other comprehensive income
       Change in unrealized gains
       on available-for-sale
       securities, net taxes of
       $1,293,465                2,510,844           -              2,510,844        2,510,844
       Total other comprehensive                                                  ------------
        income                       -               -                  -            2,510,844
                                                                                  ------------
     Comprehensive income            -               -                  -         $ 10,732,721
                                                                                  ============
Recognition of ESOP shares
 released                            -               -                 50,000
Cash dividends on common stock
 at $0.83 per share                  -               -             (6,188,444)
Dividend reinvestment plan           -               -                439,856
Stock options exercised              -               -                360,584
15% stock dividend                   -               -                  -
Cash paid for fractional
 shares in connection with
 stock dividend                      -               -                 (8,934)
                                ----------      ----------      -------------
 BALANCE, March 31, 1998         3,135,677      (2,898,631)        83,894,797
Comprehensive income
     Net income                      -               -              8,633,001     $  8,633,001
     Other comprehensive income
       Change in unrealized gains
       on available-for-sale
       securities, net taxes of
       $31,744                      61,623           -                 61,623           61,623
       Total other comprehensive                                                  ------------
        income                       -               -                  -               61,623
                                                                                  ------------
     Comprehensive income            -               -                  -         $  8,694,624
Recognition of ESOP shares                                                        ============
 released                            -               -                 50,000
Cash dividends on common
 stock at $0.11 per share            -               -             (3,297,508)
Dividend reinvestment plan           -               -                532,262
Stock options exercised              -               -                 79,692
Treasury stock purchased             -            (203,838)          (203,838)
                                -----------    -----------       ------------
BALANCE, March 31, 1999         $3,197,300     $(3,102,469)      $ 89,750,029
                                ==========     ===========       ============

                                See accompanying notes to these financial statements.

                                                         19

                            HORIZON FINANCIAL CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                   Years Ended March 31, 1999, 1998 and 1997
                Increase (Decrease) in Cash and Cash Equivalents

                                     1999           1998           1997
                                -------------  -------------  -------------
CASH FLOWS FROM OPERATING
ACTIVITIES
  Net income                    $   8,633,001  $   8,221,877  $   7,803,420
Adjustments to reconcile net
income to net cash provided
by operating activities
  Depreciation                        555,740        449,141        443,827
  Amortization and deferrals, net     260,919         51,387       (724,355)
  Provision for loan losses           395,000        355,000        200,400
  Provision for deferred income tax  (339,000)       690,000        825,000
Changes in assets and liabilities
  Interest and dividends receivable   (60,856)      (133,234)        69,557
  Interest payable                     53,873        (98,714)       (55,520)
  Federal income tax (receivable)
   payable                            646,093        422,085       (363,307)
  Other assets                      (426,656)       (290,072)      (140,600)
  Other liabilities               (1,919,050)       (904,241)     4,677,457
                                -------------  -------------  -------------
    Net cash flows from
     operating activities          7,799,064       8,763,229     12,735,879
                                -------------  -------------  -------------
CASH FLOWS FROM INVESTING
ACTIVITIES
  Investment in interest-
   bearing deposits, net           1,927,968         417,967     (1,642,012)
  Purchases of investment
   securities - available-
   for-sale                       (4,902,969)    (19,278,206)    (8,626,426)
  Proceeds from sales and
   maturities of investment
   securities - available-
   for-sale                       13,669,409      13,972,408     16,807,528
  Proceeds from maturities of
   investment securities -
   held-to-maturity                  991,752       6,395,834      7,698,472
  Proceeds from maturities of
   mortgage-backed securities -
   available-for-sale             25,622,744       4,202,075        712,754
  Purchases of mortgage-backed
   securities - held-to-maturity     -            22,544,856      3,388,227
  Proceeds from maturities of
   mortgage-backed securities -
   held-to-maturity                4,528,984      (6,510,126)    (8,816,864)
  Purchase of Federal Home
   Loan Bank stock                (4,563,600)        -              -
  Proceeds from sales of loans    43,141,911      29,370,377      5,038,460
  Principal payments on loans    127,257,512      79,122,140     66,132,069
  Originations and purchases
   of loans                     (258,060,231)   (156,090,708)  (108,647,972)
  Purchases of bank premises
   and equipment                  (4,414,634)       (364,926)      (328,469)
                                -------------  -------------  -------------
    Net cash flows from
    investing activities         (54,801,154)    (26,218,309)   (28,284,233)
                                -------------  -------------  -------------
CASH FLOWS FROM FINANCING
ACTIVITIES
  Change in checking and
   savings accounts, net          19,051,484       2,349,945     13,055,711
  Proceeds from issuance of
   time deposits                 157,374,792     152,668,178    154,013,669
  Payments for maturing time
   deposits                     (145,432,336)   (129,704,352)  (144,934,530)
  Proceeds from securities
   sold under agreements to
   repurchase                     14,800,000         -              -
  Proceeds from other
   borrowed funds                   5,000,000        -              -
  Common stock issued, net            611,954        800,440        718,189
  Cash dividends paid              (3,297,508)    (6,197,378)    (4,833,338)
  Treasury stock purchased           (203,838)       -           (2,898,631)
                                -------------  -------------  -------------
    Net cash flows from
     financing activities          47,904,548     19,916,833     15,121,070
                                -------------  -------------  -------------
NET CHANGE IN CASH AND CASH
 EQUIVALENTS                          902,458      2,461,753       (427,284)
CASH AND CASH EQUIVALENTS,
 beginning of year                  6,878,615      4,416,862      4,844,146
                                -------------  -------------  -------------
CASH AND CASH EQUIVALENTS,
 end of year                    $   7,781,073  $   6,878,615  $   4,416,862
                                =============  =============  =============
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
  Cash paid during the year
   for interest                 $  22,778,750  $  22,334,114  $  20,887,820
                                =============  =============  =============
  Cash paid during the year
   for income tax               $   4,150,000  $   3,110,000  $   3,535,000
                                =============  =============  =============
NONCASH INVESTING AND FINANCING
TRANSACTIONS
  Mortgage loans securitized
   and exchanged for
    FHLMC participation
     certificates               $  36,830,693  $  12,622,660  $  28,123,822
                                =============  =============  =============

            See accompanying notes to these financial statements.

                           HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1999, 1998 and 1997


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

(c) Principles of Consolidation - As of March 31, 1999, 1998, and 1997, and for the years then ended, the consolidated financial statements include the accounts of Horizon Financial Corp. and its wholly-owned subsidiary, Horizon Bank. Westward Financial Services, Inc. is a wholly-owned subsidiary of Horizon Bank, whose accounts are also included in the consolidation. All material intercompany balances and transactions have been eliminated.

(d) Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and noninterest-bearing amounts due from banks.

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

(e) Investments in Interest-Bearing Deposits - Investments in interest-bearing deposits consist principally of federal funds sold to a major Seattle-area bank and short-term certificates of deposit with Western Washington financial institutions.

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

Investment securities categorized as available-for-sale are generally held for investment purposes (to maturity), although unanticipated future events may result in the sale of some securities. Available-for-sale securities are recorded at fair value, with the net unrealized gain or loss included as other comprehensive income within the statement of stockholders' equity, net of the related tax effect. Realized gains or losses on dispositions are based on the net proceeds and the adjusted carrying amount of securities sold, using the specific identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity. The Company had no trading securities at December 31, 1999 and 1998.

                          HORIZON FINANCIAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1999, 1998 and 1997


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g) Federal Home Loan Bank Stock - The Bank's investment in Federal Home Loan Bank (the FHLB) stock is a restricted investment carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances.
The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB.

(h) Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

(i) Loans Receivable - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the yield on the related loans, using the interest method.

(j) Impaired Loans and Related Income - A loan is considered impaired when management determines that it is probable that all contractual amounts of principal and interest will not be paid as scheduled in the loan agreement. These loans include nonaccruing loans past due 90 days or more, loans restructured in the current year, and other loans that management considers to be impaired.

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

(k) Mortgage Servicing Rights - The Company allocates its total cost in mortgage loans between mortgage servicing rights and loans, based upon their relative fair values, when loans are subsequently sold or securitized, with the servicing rights retained. Fair values are generally obtained through quoted market prices. The Company has established a valuation allowance to measure impairment of its mortgage servicing rights. Impairment is measured based upon the characteristics of the individual loans, including note rate, term, underlying collateral, current market conditions and estimates of net servicing income. The Company accounts for its recorded value, and possible impairment of mortgage servicing rights, on a loan-by-loan basis.

The cost allocated to mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing income.

                            HORIZON FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1999, 1998 and 1997


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(l) Provision for Loan Losses - Management estimates the provision for loan losses by evaluating known and inherent risks in the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The allowance is based upon factors and trends identified by future market factors beyond the Company's control, which may result in losses or recoveries differing significantly from those provided for in the financial statements.

A material estimate that is particularly susceptible to significant change relates to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the estimated losses on loans and foreclosed assets held for sale, management obtains independent appraisals for significant properties.

The majority of the Company's loan portfolio consists of commercial loans and single-family residential loans secured by real estate in the Whatcom, Skagit and Snohomish County areas. Real estate prices in this market are stable at this time. However, the ultimate collectibility of a substantial portion of the Company's loan portfolio may be susceptible to changes in local market conditions in the future.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process periodically review the estimated losses on loans. Such agencies may require the Company to recognize additional losses based on their judgment about information available to them at the time of their examination.

(m) Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Major renewals or betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on the straight-line method over the estimated useful lives of thirty-five years for buildings and three to ten years for equipment.

(n) Real Estate Owned - Real estate acquired through foreclosure is recorded at the lower of cost (unpaid loan balance plus foreclosure expenses) less any reserve, or estimated market value. At March 31, 1999 and 1998, the Company did not own any real estate acquired through foreclosure.

(o) Income Taxes - The Company reports income and expenses using the accrual method of accounting and files a consolidated tax return which includes its subsidiary. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between the Bank's financial statements and its tax returns.

(p) Earnings Per Share - Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.

(q) Financial Instruments - All financial instruments held or issued by the Bank are held or issued for purposes other than trading. In the ordinary course of business, the Bank enters into off-balance-sheet financial instruments consisting of commitments to extend credit. These commitments are recorded in the financial statements when they are funded.

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(r) Advertising Costs - The Company expenses advertising costs as they are incurred.

(s) Stock Options - The Company recognizes the financial effects of stock options in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). Generally, stock options are issued at a price equal to the fair value of the Company's stock as of the grant date. Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Company's financial statements. Disclosures required by Statement of Financial Accounting Standard No. 123 Accounting for Stock-Based Compensation are provided in Note 14.

(t) Reclassifications - Certain reclassifications have been made to prior years' amounts to conform to the current year presentation. These reclassifications have no significant effect on the Bank's previously reported financial position or results of operations.

(u) Impact of New Accounting Standards - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"), which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers.

In February 1998, the FASB issued SFAS 132, Employers' Disclosures about Pensions and Other Postretirement Benefits--an amendment of FASB Statements No. 87, 88, and 106. This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. Rather, it standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer useful.

The adoption of these statements did not impact the Company's consolidated financial position, results of operations, or cash flows, because their effects were limited to the form and content of disclosures.

The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which must be adopted by the Company as of April 1, 2000. However, on May 20, 1999 FASB issued an exposure draft that would defer the effective date of this statement by one year. This Statement establishes accounting and reporting standards for derivative financial instruments and for hedging activities. Upon adoption of the Statement, all derivatives must be recognized at fair value as either assets or liabilities in the statement of financial position. Changes in the fair value of derivatives not designated as hedging instruments are to be recognized currently in earnings or are to be recognized as a component of other comprehensive income, depending on the intended use of the derivatives and the resulting designations. Upon adoption, retroactive application of this Statement to financial statements of prior periods is not permitted. The Company is currently in the process of evaluating the impact of SFAS No. 133 on its consolidated financial position and results of operations.

                            HORIZON FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1999, 1998 and 1997


NOTE 2 - INTEREST-BEARING DEPOSITS

Interest bearing deposits consisted of the following at March 31, 1999 and 1998:

                                                       1999         1998
                                                  ------------  ------------
Federal funds sold                                $  7,825,000  $  9,395,000
Certificates of deposit                                227,381       585,349
                                                  ------------  ------------
                                                  $  8,052,381  $  9,980,349
                                                  ============  ============

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

The amortized cost and estimated market values of investments, together with unrealized gains and losses, are as follows as of March 31, 1999 and 1998, respectively:

                                                1999
                           -------------------------------------------------
-
                                          Gross      Gross        Estimated
                           Amortized   Unrealized  Unrealized       Fair
                              Cost        Gains      Losses         Value

                           ----------  ----------  -----------  ------------
-
Available-For-
Sale Securities
 State and political
  subdivisions and U.S.
  government agency
  securities              $10,813,228  $   63,716   $   (316)   $ 10,876,628
 Marketable equity
  securities                  337,851   4,390,661    (23,438)      4,705,074
 Corporate debt
  securities                9,469,112      15,140    (18,642)      9,465,610
Total available-for-      -----------  ----------   --------    ------------
 sale securities           20,620,191   4,469,517    (42,396)     25,047,312
                          -----------  ----------   --------    ------------
Held-To-Maturity
Securities
 State and political
  subdivisions and U.S.
  government agency
  securities                  494,379     -             (785)        493,594
 Corporate debt securities    499,810      40,658       -            540,468

                          -----------  ----------   --------    ------------
Total held-to-maturity
 securities                   994,189      40,658       (785)      1,034,062
                          -----------  ----------   --------    ------------
Total investment
 securities               $21,614,380  $4,510,175   $(43,181)   $ 26,081,374
                          ===========  ==========   ========    ============

                         HORIZON FINANCIAL CORP.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 1999, 1998 and 1997


NOTE 3 - INVESTMENT SECURITIES (Continued)

                                                1998
                           -------------------------------------------------
-
                                          Gross      Gross        Estimated
                           Amortized   Unrealized  Unrealized       Fair
                              Cost        Gains      Losses         Value

                           ----------  ----------  -----------  ------------
-
Available-For-
Sale Securities
 State and political
  subdivisions and U.S.
  government agency
  securities              $20,258,274  $   97,886   $(15,206)   $ 20,340,954
 Marketable equity
  securities                  339,161   4,403,537      -           4,742,698
 Corporate debt
  securities                8,717,329      14,898     (2,127)      8,730,100
Total available-for-      -----------  ----------   --------    ------------
 sale securities           29,314,764   4,516,321    (17,333)     33,813,752
                          -----------  ----------   --------    ------------
Held-To-Maturity
 Securities
 State and political
  subdivisions and U.S.
  government agency
  securities                1,486,248         334     (1,739)      1,484,843
Corporate debt securities     499,693      63,275      -             562,968
                          -----------  ----------   --------    ------------
Total held-to-maturity
 securities                 1,985,941      63,609     (1,739)      2,047,811
                          -----------  ----------   --------    ------------
Total investment
 securities               $31,300,705  $4,579,930   $(19,072)   $ 35,861,563
                          ===========  ==========   ========    ============

The amortized cost and estimated fair value of investment securities at March 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                 1999
                      ------------------------------------------------------
-
                           Available-For-Sale             Held-To-Maturity
                      ---------------------------   ------------------------
-
                        Amortized      Estimated    Amortized      Estimated
                           Cost        Fair Value      Cost        Fair
Value                         -----------     -----------   ----------    --
--------
State and political
 subdivisions and
 U.S. government
 agencies
   One year           $ 6,445,713     $ 6,470,277   $  494,379    $  493,594
   Two to five years    4,217,515       4,252,550        -             -
   Five to ten years      150,000         153,801        -             -
                      -----------     -----------   ----------    ----------

                       10,813,228      10,876,628      494,379       493,594
                      -----------     -----------   ----------    ----------

Corporate debt
 securities
   One year             8,569,112       8,561,673        -             -
   Two to five years      900,000         903,937      499,810       540,468
   Five to ten years      -               -            -             -
                      -----------     -----------   ----------    ----------
                          9,469,112       9,465,610      499,810       540,468
                      -----------     -----------   ----------    ----------

Marketable equity
 securities (liquid)      337,851       4,705,074      -             -
                      -----------     -----------   ----------    ----------

Total investment
 securities           $20,620,191     $25,047,312   $  994,189    $1,034,062
                      ===========     ===========   ==========    ==========

                           HORIZON FINANCIAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1999, 1998 and 1997


NOTE 3 - INVESTMENT SECURITIES (Continued)

Proceeds from sales of investments and gross realized gains and losses on investment sales were as follows for the year ended March 31:

                                               1999        1998       1997
                                            ----------  ----------  --------

Proceeds from sales of investments          $   -       $1,949,359  $374,175
                                            ==========  ==========  ========
 Gross gains realized on sales of
  investments                               $   -       $  443,766  $303,072
                                            ==========  ==========  ========
Gross losses realized on sales of
 investments                                $   -       $    3,590 $  $2,969
                                            ==========  ==========  ========

Information about concentrations of investments in particular industries for marketable equity securities and corporate debt securities at March 31 consist of the following:

                                         1999                1998
                              -----------------------  ---------------------
-
                                              Market                  Market
                                  Cost        Value        Cost       Value
                              ----------   ----------  ----------  ---------
-
Marketable equity securities
     Banking                  $  318,380   $  968,387  $  318,380  $1,333,136
     FHLMC common stock           18,008    3,152,187      19,318   2,798,812
     Other                         1,463      584,500       1,462     610,750
                              ----------   ----------  ----------  ----------
                              $  337,851   $4,705,074  $  339,160  $4,742,698
                              ==========   ==========  ==========  ==========
Corporate debt securities
    Finance companies         $8,569,112   $8,561,673  $7,813,687  $7,826,725
    Private utilities            900,000      903,937     903,642     903,375
                              ----------   ----------  ----------  ----------
                              $9,469,112   $9,465,610  $8,717,329  $8,730,100
                              ==========   ==========  ==========  ==========

At March 31, 1999 and 1998, U.S. government agency and corporate debt securities of $1,000,000 were pledged as collateral for deposits of state and local government agencies and deposits for trust accounts in excess of $100,000, as required by Washington State Law.

NOTE 4 - MORTGAGE-BACKED SECURITIES

Mortgage-backed securities at March 31 consist of the following:

                                                    1999
                          --------------------------------------------------
-
                                           Gross         Gross     Estimated
                           Amortized     Unrealized    Unrealized    Fair
                             Cost          Gains         Losses      Value

                          -----------   -----------   ----------- ----------
-
Available-for-sale
  securities              $43,469,587   $   565,079   $ (147,808) $43,886,859
Held-to-maturity
  securities               10,959,539       259,122       (9,674)  11,208,987
                          -----------   -----------   ----------- ----------
-
 Total mortgage-backed
  securities              $54,429,126   $   824,201   $ (157,482) $55,095,846
                          ===========   ===========   ==========  ===========


                                                 1998
                          --------------------------------------------------
-
                                           Gross         Gross     Estimated
                           Amortized     Unrealized    Unrealized    Fair
                             Cost          Gains         Losses      Value

                          -----------   -----------   ----------- ----------
-
Available-for-sale
  securities              $33,100,230   $   333,595   $  (81,558) $33,352,267
Held-to-maturity
  securities               15,488,523       307,729      (52,057)  15,744,195
                          -----------   -----------   ----------- ----------
-
 Total mortgage-backed
   securities             $48,588,753   $   641,324   $ (133,615) $49,096,462
                          ===========   ===========   ==========  ===========

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1999, 1998 and 1997

NOTE 4 - MORTGAGE-BACKED SECURITIES (Continued)

The amortized cost and estimated fair value of mortgage-backed securities at March 31, 1999 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                              1999
                      ------------------------------------------------------
--
                          Available-For-Sale              Held-To-Maturity
                      --------------------------   -------------------------
--
                       Amortized      Estimated      Amortized
Estimated
                         Cost         Fair Value        Cost       Fair
Value                         -----------    -----------   ------------  ---
----------
Mortgage-Backed
Securities
  One year            $   903,151    $   895,133   $      -       $     -
  Two to five years     4,381,797      4,332,280        881,182       893,433
   Six to ten years     1,709,140      1,714,290      7,542,837     7,604,690
   After ten years     36,475,499     36,945,157      2,535,520     2,710,864
                      -----------    -----------   ------------   ----------
-
  Total mortgage-
   backed securities  $43,469,587    $43,886,860   $ 10,959,539   $11,208,987
                      ===========    ===========   ============   ===========

All of the above mortgage-backed securities are rated AAA by a nationally recognized statistical rating organization.

NOTE 5 - LOANS RECEIVABLE

Loans receivable (collateralized principally by properties in the Whatcom, Skagit and Snohomish Counties of Washington State) at March 31 consist of the following:
                                             1999            1998
                                        -------------    -------------
First mortgage loans
     Conventional                       $ 632,505,211    $ 524,805,125
     Construction - conventional           22,763,297       24,883,763
     FHA                                        8,408           11,612
     VA                                         5,249            6,741
     Real estate contracts                    122,129          130,240
                                        -------------    -------------
                                          655,404,294      549,837,481
     Less participating interests sold   (163,526,986)    (112,251,375)
                                        -------------    -------------
        Net of first mortgage loans       491,877,308      437,586,106
     Participation loan interests             838,422        1,802,347
     Home equity loans                      8,532,376       11,645,867
     Home equity LOC                        2,126,742        1,297,603
     Loans on savings deposits                998,679        1,206,550
     Consumer loans                         3,364,407        3,209,353
     Other loans                               74,597           82,938
                                        -------------    -------------
                                          507,812,531      456,830,764
Less:
     Undisbursed loan proceeds            (12,163,897)     (12,635,603)
     Deferred loan fees                    (7,147,664)      (6,886,744)
     Allowance for loan losses             (3,956,150)      (3,611,150)
                                        -------------    -------------
                                        $ 484,544,820    $ 433,697,267
                                        =============    =============

                          HORIZON FINANCIAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1999, 1998 and 1997


NOTE 5 - LOANS RECEIVABLE (Continued)

The Company originates both adjustable and fixed interest rate loans. Adjustable rate loans typically contain annual rate increase caps (2%) and loan lifetime rate increase caps (6% to 8%). At March 31, 1999, the Company had adjustable and fixed rate loans as follows:

               Fixed Rate                            Adjustable Rate
----------------------------------     -------------------------------------
 Term to Maturity       Book Value      Term to Maturity         Book Value
  --------------------  ------------     -----------------------  ----------
--
Less than one year    $  4,912,293     Less than one year       $      -
One to two years         5,839,987     One to two years                -
Two to five years       47,243,362     Two to five years             560,436
Five to ten years       91,680,374     Five to ten years             621,740
Over ten years         344,125,817     Over ten years             12,828,522

Real estate loans serviced for others are $163,526,986 and $112,251,375, respectively, as of March 31, 1999 and 1998.

Impaired loans on a nonaccrual basis or restructured, and the related interest, were not material at March 31, 1999 and 1998.

The allowance for loan losses at March 31 and changes during the year are as follows:

                                     1999           1998           1997
                               --------------  --------------  -------------
Balance, beginning of year     $    3,406,150  $    3,236,150  $   3,126,150

Balance, beginning of year     $    3,611,150  $    3,406,150  $   3,236,150
Provision for loan losses             395,000         355,000        200,400
Adjustment to reserves                (50,000)       (150,000)       (30,400)
                               --------------  --------------  -------------
Balance, end of year           $    3,956,150  $    3,611,150  $   3,406,150
                               ==============  ==============  =============

NOTE 6 - MORTGAGE SERVICING RIGHTS

Loan costs allocated to mortgage servicing rights were as follows as of March 31, 1999 and 1998:

                                              1999           1998
                                         ------------   -----------

    Beginning balance                    $    697,206   $   336,101
    Additions for new loans                   779,592       405,064
    Amortization                             (141,535)      (43,959)
    Ending balance                          1,335,263       697,206
    Valuation allowance for impairment
       mortgage servicing rights             (703,074)     (370,035)
                                         ------------   -----------
    Mortgage servicing rights, net       $    632,189   $   327,171
                                         ============   ===========

Changes in the valuation allowance for impairment of mortgage servicing was as follows:

    Beginning balance                    $   (370,035)  $  (179,743)
    Additions                                (409,921)     (214,292)
    Credited to income                         76,882        24,000
                                         ------------   -----------
    Ending balance                       $   (703,074)  $  (370,035)
                                         ============   ===========

                              HORIZON FINANCIAL CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 1999, 1998 and 1997


NOTE 7 - ACCRUED INTEREST AND DIVIDENDS RECEIVABLE

Accrued interest and dividends receivable at March 31 is summarized as follows:

                                             1998           1997
                                         ------------   ------------

Investment securities                    $    650,808   $    614,563
Investment securities                    $    467,070   $    650,808
Mortgage-backed securities                    285,052        260,353
Loans receivable                            2,977,903      2,759,202
Dividends on marketable equity
 securities                                     9,445          8,251
                                         ------------   ------------
                                         $  3,739,470   $  3,678,614
                                         ============   ============

NOTE 8 - PREMISES AND EQUIPMENT

Premises and equipment at March 31 consisted of:

                                             1999           1998
                                         ------------   ------------
Buildings                                $  6,812,296   $  5,298,206
Equipment                                   5,317,024      4,034,632
                                         ------------   ------------
                                           12,129,320      9,332,838
Accumulated depreciation                   (5,270,261)    (4,845,137)
                                         ------------   ------------
                                            6,859,059      4,487,701
Land                                        3,046,303      1,558,767
                                         ------------   ------------
                                         $  9,905,362   $  6,046,468
                                         ============   ============

NOTE 9 - DEPOSITS

A comparative summary of deposits at March 31 follows (the contractual or weighted average interest rates are indicated in parentheses):


                                             1999           1998
                                         -------------  ------------
Demand deposits
     Savings (3.38%, 3.45%)              $  33,899,713  $ 32,409,140
     Checking (1.67%, 1.68%)                29,955,999    25,033,979
     Checking (noninterest-bearing)          6,030,815     4,140,517
     Money market (3.42%, 3.51%)            17,364,925    16,593,831
     Ultimate Money Market
      (3.95%, 4.42%)                        48,848,798    38,871,298
                                         -------------  ------------
                                           136,100,250   117,048,765
                                         -------------  ------------
Time certificates of deposit
     Less than 6.00%                       316,663,573   298,913,335
     6.00% to 7.99%                         27,049,978    30,185,878
     8.00% to 9.99%                          1,305,197     3,977,080
                                         -------------  ------------
                                           345,018,748   333,076,293
                                         -------------  ------------
     Total deposits                      $ 481,118,998  $450,125,058
                                         =============  ============

Time deposit accounts of $100,000 or more amount to $86,027,981 and $81,482,382 at March 31, 1999 and 1998, respectively.

                          HORIZON FINANCIAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1999, 1998 and 1997


NOTE 9 - DEPOSITS (Continued)

Time certificate of deposit maturities at March 31 are as follows:

                                       1999
                     -----------------------------------------
                       Variable        Fixed
                         Rate           Rate          Total        1997
                     -----------   ------------   ------------  ------------
Within one year      $ 4,604,131   $229,995,741   $234,599,872  $239,740,538
One to two years       1,815,509     50,693,873     52,509,382    33,086,263
Two to three years       475,154      7,303,306      7,778,460    11,859,815
Three to four years      987,801      4,796,498      5,784,299     5,316,916
Four to five years     7,734,496      9,311,228     17,045,724     5,081,293
Over five years        6,636,249     20,664,762     27,301,011    37,991,468
                    ------------   ------------   ------------  ------------
                    $ 22,253,340   $322,765,408   $345,018,748  $333,076,293
                    ============   ============   ============  ============

The terms of variable rate CDs allow customers to make additional deposits to existing CDs at any time.

The weighted average nominal interest rate on all deposits at March 31, 1999 and 1998 is 4.95 percent and 5.08 percent, respectively.

Interest expense on deposits for the years ended March 31 is summarized as follows:

                                       1999           1998           1997
                                  -----------     -----------    -----------
Money market                      $ 2,264,215     $ 2,217,726    $ 2,169,938
Checking                              488,125         461,249        427,690
Savings                             1,018,023       1,064,260      1,039,920
Certificates of deposit            19,005,826      18,492,165     17,194,752
                                  -----------     -----------    -----------
                                  $22,776,189     $22,235,400    $20,832,300
                                  ===========     ===========    ===========

NOTE 10 - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Bank has sold certain securities of the U.S. Government and its agencies and other approved investments under agreements to repurchase. The securities underlying the agreements were held by a safekeeping agent not under control of the Bank. Securities sold under agreements to repurchase were $14,800,000 as of March 31, 1999, with interest rates ranging from 4.89% to 5.30%. The Company has collateralized these agreements with mortgage-backed securities totaling approximately $16 million. Maturities for the repurchase agreements are $4,910,000 in June 1999, $4,890,000 in December 1999, and $5,000,000 in
September 2000.

NOTE 11 - OTHER BORROWED FUNDS

The bank is a member of the Federal Home Loan Bank (FHLB) of Seattle. As a member, the Bank has a committed line of credit up to 20% of total assets, subject to the Bank pledging sufficient collateral and maintaining the required stock investment. At March 31, 1999, committed lines of credit agreements totaling approximately $91 million were available to the Bank, of which, $5 million was outstanding at year end. The advance bears interest at 5.03% per annum and matures August 1999.

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1999, 1998 and 1997


NOTE 12 - INCOME TAX

Deferred income tax results from temporary differences in the recognition of income and expense for tax and financial statement purposes. The source of these differences and the related tax effects for the years ended March 31 are as follows:

                                       1999           1998           1997
                                   ----------     ----------    ----------
Deferred loan fees                 $ (117,893)    $ (766,610)   $ (897,980)
Loan loss and general reserves        488,792         85,224        53,984
Deferred compensation                  (5,066)        (5,100)       70,187
Other, net                            (26,833)        (3,514)      (51,191)
                                   ----------     ----------    ----------
                                   $  339,000     $ (690,000)   $ (825,000)
                                   ==========     ==========    ==========

The nature and components of the Company's net deferred tax assets (liabilities), established at an estimated tax rate of 34 percent, are as follows at March 31:

                                                  1999           1998
                                              -----------   -----------
Deferred Tax Assets
  Deferred compensation agreements            $   428,000   $   435,000
  Financial reporting accrued expenses
   not recognized for tax purposes                276,000       275,000
                                              -----------   -----------
   Total deferred assets                          704,000       710,000
Deferred Tax Liabilities                      -----------   -----------
  Deferred loan fees for tax purposes
   in excess of amounts deferred for
   financial reporting purposes                  (605,000)     (485,000)
  Tax based loan loss deductions not
   recognized for financial reporting            (798,000)   (1,290,000)
  Tax effect of unrealized gains on
   available-for-sale securities               (1,647,094)   (1,615,348)
  Other deferred tax liabilities                 (226,380)     (199,380)
                                              -----------   -----------
       Total deferred liabilities              (3,276,474)   (3,589,728)
                                              -----------   -----------
       Net deferred tax assets (liabilities)  $(2,572,474)  $(2,879,728)
                                              ===========   ===========

The Company believes, based upon the available evidence, that all deferred assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

A reconciliation of the Company's income tax provision to the statutory federal income tax rate for the years ended March 31 is as follows:

                                       1999           1998         1997
                                   -----------    -----------   -----------
Provision for income tax at the
  statutory rate of 35 percent     $ 4,581,312    $ 4,352,787   $ 4,130,040
Increase (decrease) in tax
  resulting from
   Income taxed at lower bracket      (130,895)      (124,365)     (118,002)
   Dividends received deduction        (15,129)       (18,638)      (17,891)
   Other, net                           21,174          4,873         2,546
                                   -----------    -----------   -----------
   Income tax provision            $ 4,456,462    $ 4,214,657   $ 3,996,693
                                   ===========    ===========   ===========

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1999, 1998 and 1997


NOTE 12 - INCOME TAX (Continued)

For fiscal years 1996 and 1995, the Company was allowed a bad debt deduction of 8 percent of taxable income, subject to certain limitations. During 1997 a tax law change eliminated this tax deduction, and, in addition, requires the Company to recapture and pay taxes on these deductions taken after fiscal year ended March 31, 1988. The Company has previously recorded deferred tax liabilities to account for this obligation. Therefore, the Company believes retroactive effects of this law change will not be significant. The cumulative tax-basis bad debt deduction as of March 31, 1999 and 1998 was approximately $5,337,000 and $6,404,000, respectively. If any portion of this amount is subsequently used for purposes other than to absorb loan losses, that portion will be subject to federal income tax at the then prevailing tax rate.

NOTE 13 - BENEFIT PLANS

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

During fiscal year 1999, the Company began steps necessary to terminate the plan, including seeking approval for termination from the Internal Revenue Service. The Company expects to complete the steps necessary to terminate the plan in the next fiscal year, at which time all assets of the plan will be distributed to participants either through the purchase of a retirement annuity or rolled into the participant's 401(k) account.

The plan's funded status as of December 31, 1999, 1998 and 1997 was as follows:
                                                  December 31,
                                     ---------------------------------------
                                        1999          1998           1997
                                     -----------   -----------   -----------
Change in benefit obligation
  Benefit obligation at beginning
   of year                           $ 3,327,085   $ 3,081,040   $ 2,883,175
  Service cost                           128,064       124,996       128,641
  Interest cost                          197,091       182,027       170,244
  Plan curtailment                      (823,569)         -             -
  Actuarial gain                         311,008        42,802        (2,179)
  Benefits paid                           99,947      (103,780)      (98,841)
     Benefit obligation at end of    -----------   -----------   -----------
      year                             3,039,732     3,327,085     3,081,040
                                     -----------   -----------   -----------
Change in plan assets
  Fair value of plan assets at
   beginning of year                   2,667,341     2,340,028     2,041,493
  Actual return on plan assets           380,811       214,496       234,504
  Plan contributions                     208,321       216,597       162,872
  Benefits paid                          (99,947)     (103,780)      (98,841)
     Fair value of plan assets at    -----------   -----------   -----------
      end of year                      3,156,526     2,667,341     2,340,028
                                     -----------   -----------   -----------
    Funded status                        116,794      (659,744)     (741,012)
    Unrecognized net actuarial loss         -          446,484       493,996
    Unrecognized transition obligation      -          (70,882)      (89,373)
    Unrecognized prior service cost         -         (103,436)     (116,801)
                                     -----------   -----------   -----------
       Prepaid (accrued) benefit
        cost                         $   116,794   $  (387,578)  $ (453,190)
                                     ===========   ===========   ==========

                             HORIZON FINANCIAL CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1999, 1998 and 1997


NOTE 13 - BENEFIT PLANS (Continued)

                                                 December 31,
                                  ----------------------------------------
                                      1999           1998           1997
                                  -----------    -----------   -----------
 Components of net periodic
benefit cost:
    Service cost                  $   128,064    $   124,996   $   128,641
    Interest cost                     197,091        182,027       170,244
    Expected return on plan
     assets                          (160,753)      (141,356)     (123,847)
    Recognized net (gain)/loss         11,229         17,174        24,291
    Amortization of prior
     service cost                     (13,365)       (13,365)      (13,365)
    Amortization of transition
     obligation                       (18,491)       (18,491)      (18,491)
    Recognizition of prior
     service costs                   (349,755)          -             -
    Recognized (gain)/loss of
     curtailment                      (90,071)          -             -
                                  -----------    -----------   -----------
       Net periodic benefit cost  $  (296,051)   $   150,985   $   167,473
                                  ===========    ===========   ===========

The weighted average assumptions
 used were as follows:
                                      1999           1998           1997
                                  -----------    -----------   -----------
Discount rate                        5.25 %          6 %            6 %
Rate of increase in
 compensation levels                  -   %          5 %            5 %
Expected long-term rate of
 return on plan assets               6.00 %          6 %            6 %

(b) Deferred Compensation Plan - The Company has entered into deferred compensation agreements with certain of its officers. The agreements provide for additional retirement benefits payable over a twelve to seventeen year period following retirement. In connection with these agreements, the Company has acquired life insurance policies on the individual officers covered by the deferred compensation agreements. At March 31, 1999 and 1998, the cash surrender values of these policies included in other assets aggregated $1,796,484 and $1,667,504, respectively.

Deferred compensation expense amounted to $72,000, $71,900 and $293,521 in 1999, 1998 and 1997, respectively.

(c) Profit Sharing Arrangement - The Company has a profit sharing arrangement with employees meeting certain service requirements. Payments made to employees pursuant to the arrangement are based upon earnings, growth in deposits and attainment of certain corporate objectives. Costs of the arrangement were $351,144, $338,536 and $412,829 for 1999, 1998 and 1997,
respectively.

(d) Employee Stock Ownership Plan - The Company has a noncontributory employee stock ownership plan (ESOP) for those employees who have completed a minimum of two years of service. The Company's contribution is determined annually by the Board of Directors. Participants receive distributions from the ESOP only in the event of retirement, disability or termination of employment. The primary purpose of the ESOP is to acquire shares of the Company's common stock on behalf of ESOP participants.

In April 1996, the Company issued a new loan to the ESOP in the amount of $500,000, to purchase 40,000 shares of common stock in the open market. The loan is to be repaid over a period of ten years, with annual payments including interest due on March 31. The ESOP shares initially were pledged as collateral for its debt. As the obligation is reduced, shares are released from collateral and allocated to the participants' accounts at a rate of 10% a year. In May 1997, the Company issued a 15% stock dividend which added an additional 5,400 shares to the unallocated ESOP shares. The ESOP shares as of March 31 were as follows:

                          HORIZON FINANCIAL CORP.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     March 31, 1999, 1998 and 1997

NOTE 13 - BENEFIT PLANS (Continued)

                                      1999           1998           1997
                                  -----------    -----------   -----------
Number of shares
    Allocated shares                   13,200          8,600         4,000
    Shares released for allocation      4,600          4,600         4,000
    Unallocated shares                 32,200         36,800        36,000
                                  -----------    -----------   -----------
          Total ESOP shares            45,400         45,400        40,000
                                  ===========    ===========   ===========
Fair Value
    Unallocated shares            $   426,650    $   687,700   $   576,000
                                  ===========    ===========   ===========

Dividends paid on unallocated shares of stock are reinvested and the new shares purchased are allocated to the participants. Compensation expense for the ESOP plan is based upon the fair value of shares committed to be released each year.

(e) 401(k) Plan - Effective January 1, 1993, the Company adopted a defined contribution 401(k) retirement and savings plan (the "Plan") covering substantially all employees. The Company contributes three percent of participating employee's eligible salary to the Plan and a discretionary amount determined annually by the Board of Directors. Total contributions to the Plan amounted to $174,463, $125,609 and $118,577 for the years ended March 31, 1999, 1998 and 1997, respectively.

NOTE 14 - STOCKHOLDERS' EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require maintenance of minimum amounts and ratios (set forth in the table below in thousands) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 1999, that each entity meets all capital adequacy requirements to which they are subject.

As of August 21, 1998, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.


                                    HORIZON FINANCIAL CORP.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999, 1998 and 1997


NOTE 14 - STOCKHOLDERS' EQUITY (Continued)
                                                                         To be Well Capitalized
                                                    For Capital          Under Prompt Corrective
                           Actual               Adequacy Purposes          Action Provisions
                     --------------------   ----------------------     ------------------------
                       Amount     Ratio       Amount       Ratio         Amount        Ratio
                     ---------  ---------   ----------  ----------     -----------   ----------
As of March 31, 1999
Total Capital
 (to Risk Weighted
  Assets)                                              Greater/less                   Greater/less
   Consolidated      $ 91,560     27.50%    $ 26,640   than 8.00%       $ 33,299      than 10.00%
                                                       Greater/less                   Greater/less
   Horizon Bank      $ 89,487     26.11%    $ 27,420   than 8.00%       $ 34,275      than 10.00%

Tier I Capital
 (to Risk Weighted
  Assets)                                              Greater/less                   Greater/less
   Consolidated      $ 86,489     25.97%    $ 13,320   than 4.00%       $ 19,980      than 6.00%
                                                       Greater/less                   Greater/less
   Horizon Bank      $ 86,596     25.26%    $ 13,710   than 4.00%       $ 20,565      than 6.00%

Tier I Capital
 (to Average Assets)                                   Greater/less                   Greater/less
   Consolidated      $ 86,489     14.62%    $ 23,663   than 4.00%      $ 29,579       than 5.00%
                                                       Greater/less                   Greater/less
   Horizon Bank      $ 86,596     14.64%    $ 23,666   than 4.00%      $ 29,582       than 5.00%

                                                                         To be Well Capitalized
                                                    For Capital          Under Prompt Corrective
                           Actual               Adequacy Purposes          Action Provisions
                     --------------------   ----------------------     ------------------------
                       Amount     Ratio       Amount       Ratio         Amount        Ratio
                     ---------  ---------   ----------  ----------     -----------   ----------
As of March 31,
 1998
Total Capital
 (to Risk Weighted
  Assets)                                              Greater/less                   Greater/less
   Consolidated      $ 83,956     28.4%     $ 23,601   than 8.0%        $ 29,501      than 10.00%
                                                       Greater/less                   Greater/less
   Horizon Bank      $ 83,848     28.4%     $ 23,599   than 8.0%        $ 29,499      than 10.00%

Tier I Capital
 (to Risk Weighted
  Assets)                                              Greater/less                   Greater/less
   Consolidated      $ 81,259     27.5%    $ 11,800    than 4.0%        $ 17,700      than 6.00%
                                                       Greater/less                   Greater/less
   Horizon Bank      $ 81,151     27.5%    $ 11,799    than 4.0%        $ 17,699      than 6.00%

Tier I Capital
 (to Average Assets)                                   Greater/less                   Greater/less
   Consolidated      $ 81,259    15.3%     $ 21,250    than 4.0%        $ 26,562      than 5.00%
                                                       Greater/less                   Greater/less
   Horizon Bank     $ 81,151     15.3%     $ 21,249    than 4.0%        $ 26,561      than 5.00%



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

(d) Stock Repurchase Plans - During fiscal year 1998, the Company announced a plan to repurchase up to 747,000 shares or approximately 10% of the Company's outstanding common stock. During fiscal 1999, 13,900 shares were repurchased under this plan at a cost of $203,838. In January 1999 the Company entered into a definitive merger agreement with Bellingham Bancorporation, and in connection with this agreement the Company subsequently canceled the repurchase plan. Pursuant to an earlier plan, the Company repurchased 249,090 shares for a total amount of $2,898,631.

                            HORIZON FINANCIAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1999, 1998 and 1997

NOTE 14 - STOCKHOLDERS' EQUITY (Continued)

(e) Stock Option and Incentive Plans - The Company may award options for a maximum of 414,000 as restated, of authorized common stock to certain officers and key employees under the 1995 Stock Option and Incentive Plan. Options are granted at no less than fair market value and may or may not vest immediately upon issuance based on the terms established by the Board of Directors. Options are generally exercisable within three to five years from date of grant and expire after 10 years.

Stock options outstanding also include shares issued under the 1986 Stock Option and Incentive Plan. Options under this plan were granted at fair market value, vest at 20 to 35 percent per year, are exercisable from one to five years and expire after 10 years. There are no additional options to be granted under this plan. Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation. The pro forma information recognizes, as compensation, the value of stock options granted using an option valuation model known as the Black Scholes model. Pro forma earnings per share amounts also reflect an adjustment for an assumed purchase of treasury stock from proceeds deemed obtained from the issuance of stock options. The fair value for options issued in 1997 and 1998 is estimated at $12,401 and $90,307. he fair value of options issued in 1999 is estimated at $497,788. The following assumptions were used to estimate the fair value of the options:

                                     1999           1998           1997
                                    ------         -------        ------

Risk-free interest rate             5.18  %        5.66  %        6.71  %
Dividend yield rate                 2.827 %        5.117 %        5.263 %
Price volatility                    0.2482         .2542          .2227
Weighted average expected
 life of options                    3.65 yr.       3.78 yr.       4.07  yr.

Management believes that the assumptions used in the option pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted in 1997, 1998 and 1999 will be allocated to pro forma earnings over the vesting period of the options. Accordingly, until the provisions for SFAS 123 are recognized for all years for which options have been granted, pro forma earnings will likely reflect an increasing amount of compensation expense resulting from the stock options.

Pro forma disclosures:

                                     1999           1998           1997
                                    ------         -------        ------
Net income as reported           $ 8,633,001    $ 8,221,877    $ 7,803,420
Additional compensation for
 fair value of stock options        (294,846)      (170,399)      (147,823)
                                 -----------    -----------    -----------
Pro forma net income             $ 8,338,155    $ 8,051,478    $ 7,655,597
                                 ===========    ===========    ===========
Earnings per share
    Basic
      As reported                 $   1.15       $   1.ll       $   1.04
                                  ========       ========       ========
Pro forma                         $   1.11       $   1.08       $   1.02
                                  ========       ========       ========
   Diluted
      As reported                 $   1.14       $   1.09       $   1.03
                                  ========       ========       ========
      Pro forma                   $   1.10       $   1.07       $   1.01
                                  ========       ========       ========

                             HORIZON FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1999, 1998 and 1997


NOTE 14 - STOCKHOLDERS' EQUITY (Continued)

                           Shares of Common Stock
                         --------------------------      Weighted Average of

                         Available for       Under        Exercise Price of
                         Option/Award        Plan         Shares Under Plan
                           ------------  ------------     ------------------
--
Balance, March 31, 1996       241,272       379,790
    Authorized                   -             -
    Granted                    (5,750)        5,750             11.685
    Exercised                    -          (53,731)        2.983 - 12.648
    Lapsed                     19,552       (19,552)        2.983 - 12.648
    Expired                    (9,049)         -
                         ------------  ------------
Balance, March 31, 1997       246,025       312,257
    Authorized                   -             -
    Granted                   (25,500)       25,500             18.625
    Exercised                    -          (62,369)        6.983 - 12.648
    Lapsed                     11,252       (11,252)        6.983 - 12.648
    Expired                        (7)         -
                         ------------  ------------
Balance, March 31, 1998       231,770       264,136
    Authorized                   -             -
    Granted                  (156,700)      156,700         12.813 - 13.25
    Exercised                    -           (8,764)        6.983 - 12.648
    Lapsed                     32,514       (32,514)        6.983 - 12.648
    Expired                    (1,164)         -
                         ------------  ------------
Balance, March 31, 1999       106,420       379,558
                         ============  ============

                           Options Outstanding         Options  Exercisable
                  -----------------------------------  ---------------------
-
                                 Weighted
                                 Average     Weighted
  Range of                      Remaining    Average                 Average
  Exercise           Number    Contractual   Exercise    Number
Exercise
   Prices         Outstanding      Life       Price    Exercisable    Price
   ----------       -----------  -----------   --------  -----------   -----
---
  $5 to $10         80,412     2.404 years   $  7.77     80,412      $  7.77
  $10 to $15       299,145     8.107 years     11.93    109,421        11.02

At March 31, 1999, 485,977 shares of common stock were reserved for issuance pursuant to stock plans, options and conversions of preferred stock.

                           HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1999, 1998 and 1997


NOTE 15 - EARNINGS PER SHARE

The numerators and denominators of basic and diluted earnings per share are as follows:

                                      1999           1998           1997
                                  -----------    -----------    -----------

Net income (numerator)            $ 8,633,001    $ 8,221,877    $ 7,803,420
Shares used in the calculation
 (denominators)
  Basic earnings per share
   weighted average shares
   outstanding                      7,491,280      7,435,782      7,478,666
  Effect of dilutive stock
   options                             85,993        108,481         71,688
                                  -----------    -----------    -----------
  Diluted shares                    7,577,273      7,544,263      7,550,354
                                  ===========    ===========    ===========
Basic earnings per share             $  1.15        $  1.11        $  1.04
                                     =======        =======        =======
Diluted earnings per share           $  1.14        $  1.09        $  1.03
                                     =======        =======        =======

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

(b) Contingency Reserve - The Company has a contingency reserve of $211,323 recorded to reflect the estimated impairment of value related to pension plan assets invested with Mutual Benefit Life Insurance Company. The Company plans to honor its pension commitments and, after reviewing all of the available information, has reserved approximately 7 percent of the plan's asset values to reflect this commitment.

(c) Long-Term Lease Commitments - The Company has entered into lease agreements for three branch offices located in Snohomish County, Washington. Future noncancelable lease payments under these agreements are as follows for the years ending March 31:

           2000                                  $    80,026
           2001                                       19,936
                                                 -----------
                                                 $    99,962
                                                 ===========

(d) Construction Commitment - The Company entered into a construction contract for approximately $2 million to build a new branch office located in Bellingham, Washington. As of March 31, 1999 the Company had incurred approximately $300,000 of costs related to the construction.

NOTE 17 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

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

                          HORIZON FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1999, 1998 and 1997

NOTE 18 - FINANCIAL INSTRUMENTS

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

The Bank has not incurred any losses on its commitments in 1999, 1998 or 1997. Loan commitments outstanding were $16,237,726 in 1999, $23,467,932 in 1998 and $2,523,820 in 1997.

NOTE 19 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of the following classes of financial instruments:

Cash Equivalents and Federal Funds Sold - Due to the relatively short period of time between the origination of these instruments and their expected realization, the carrying amount is estimated to approximate market value.

Accrued Income and Expense Accounts - Due to the short-term nature of these amounts, recorded book value is believed to approximate fair value.

Investment and Mortgage-Backed Securities, and Loans Held-for-Sale - For securities and loans held-for-sale, fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Federal Home Loan Bank ("FHLB") Stock - FHLB Stock is carried at $100 par value. This investment is considered restricted as a minimum investment must be maintained in order to obtain borrowing commitments from FHLB. The Company may redeem its investment only at par value, which is used as the estimated market value.

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

Deposit Liabilities, Repurchase Agreements and Other Borrowed Funds - The fair value of demand deposits, savings accounts, certain money market deposits, and federal funds purchased, is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit, repurchase agreements and other borrowed funds are estimated by discounting the estimated future cash flows using the rates currently offered for these instruments with similar remaining maturities.

Off-Balance-Sheet Instruments - The Company's off-balance-sheet instruments include unfunded commitments to extend credit and borrowing facilities available to the Company. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market price and the inability to estimate fair value without incurring excessive costs.

                          HORIZON FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1999, 1998 and 1997

NOTE 19 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of the Bank's financial instruments at March 31, 1999 and 1998 are as follows:

                                   1999                       1998
                       --------------------------  -------------------------
                          Carrying                   Carrying
                           Amount     Fair Value      Amount     Fair Value
                         ------------- ------------  -----------  ----------
--
Financial Assets
  Cash and cash
   equivalents        $  7,781,073   $  7,781,073  $  6,878,615 $  6,878,615
  Investment
   securities           26,041,501     26,081,374    35,799,693   35,861,563
  Mortgage-backed
   securities           54,846,398     55,095,847    48,840,520   49,096,462
  Interest-bearing
   deposits              8,052,381      8,052,381     9,980,349    9,980,349
  Federal Home Loan
   Bank stock            4,563,600      4,563,600        -            -
  Loans receivable     484,544,820    488,642,223   433,697,267  438,828,229
  Accrued interest
   and dividends
   receivable            3,739,470      3,739,470     3,678,614    3,678,614

Financial Liabilities
  Demand and savings
   deposits            136,100,250    136,100,250   117,048,765  117,048,765
  Time deposits        345,018,748    347,707,798   333,076,293  334,751,011
  Accounts payable
   and accrued
   liabilities           5,776,033      5,776,033     7,774,742    7,774,742
  Accrued interest
   payable                 148,523        148,523       151,083      151,083
  Securities sold
   under agreements
   to repurchase        14,800,000     14,787,000        -            -
  Other borrowed funds   5,000,000      4,998,500        -            -

NOTE 20 - PARENT COMPANY (ONLY) FINANCIAL INFORMATION


                                                         In Thousands
                                                     ---------------------
                                                       1999        1998
                                                     ---------- ----------
Condensed balance sheet at March 31:
    Cash                                             $     43     $    257
    Investment in bank                                 89,794       83,737
    Other assets                                          739          723
                                                     --------     --------
                                                     $ 90,576     $ 84,717
                                                     ========     ========
    Other liabilities                                $    826     $    822
 Stockholders' equity                                  89,750       83,895
                                                     --------     --------
                                                     $ 90,576     $ 84,717
                                                     ========     ========

                           HORIZON FINANCIAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1999, 1998 and 1997


NOTE 20 - PARENT COMPANY (ONLY) FINANCIAL INFORMATION (Continued)

Condensed statement of income for the years ended March 31, 1999 and 1998:

                                                         In Thousands
                                                    -----------------------
                                                      1999           1998
                                                    --------       --------
     Income
          Cash dividends from Bank subsidiary       $  2,989       $  5,742
                                                    --------       --------
     Expenses
          Compensation                                   104             91
          Other                                          264            260
                                                    --------       --------
             Total expenses                              368            351
     Income before equity in undistributed          --------       --------
      income of subsidiary and benefit
      equivalent to income taxes                       2,621          5,391
     Benefit equivalent to income taxes                   67             89
     Income before equity in undistributed          --------       --------
      income of subsidiary                             2,676          5,480
     Equity in undistributed income of subsidiary      5,945          2,742
                                                    --------       --------
             Net income                                8,633          8,222
                                                    ========       ========

                                                         In Thousands
                                                    -----------------------
                                                      1999           1998
                                                    --------       --------
     Cash flows from operating activities
          Net income                                $  8,633      $   8,222
     Adjustments to reconcile net income to net
      cash flows from operating activities
        Equity in undistributed income of
         subsidiary                                   (5,945)        (2,742)
        Other operating activities                       (12)          (212)
          Net cash flows from operating             --------       --------
           activities                                  2,688          5,268
     Cash flows from financing activities           --------       --------
        Sale of common stock                             612            800
        Dividends paid                                (3,298)        (6,197)
        Repurchase of common stock                      (204)          -
                                                    --------       --------
          Net cash flows from financing activities    (2,890)        (5,397)
                                                    --------       --------
Net change in cash                                     (214)           (129)
Cash, beginning of year                                 257             386
                                                    --------       --------
Cash, end of year                                   $     43       $    257
                                                    ========       ========

                                HORIZON FINANCIAL CORP.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1999, 1998 and 1997

NOTE 21 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                      Year Ended March 31, 1999
                                 -------------------------------------------------------------------
                                  1st Quarter       2nd Quarter      3rd Quarter         4th Quarter
                                 ------------      ------------    -------------       -------------
Interest income                  $ 10,609,112      $ 10,665,795    $  10,974,595       $  10,953,906
Interest expense                    5,754,285         5,856,933        5,886,368           5,778,800
                                 ------------      ------------    -------------       -------------
Net interest income                 4,854,827         4,808,862        5,088,227           5,175,106
Provision for loan losses             320,000            -                75,000               -
Other income                          662,922           456,704          381,327             463,410
Other expenses                      1,953,592         2,019,111        2,102,160           2,332,069
Income from continuing           ------------      ------------    -------------       -------------
 operations before income tax       3,244,157         3,246,455        3,292,394           3,306,447
Federal income tax                  1,101,091         1,101,754        1,118,082           1,135,535
                                 ------------      ------------    -------------       -------------
Net income                       $  2,143,066      $  2,144,701    $   2,174,312       $   2,170,922
                                 ============      ============    =============       =============
Basic earnings per share
 (adjusted for stock
 splits and dividends)              $  .29             $  .29          $  .29                $  .29
                                    ======             ======          ======                ======
Diluted earnings per share
 (adjusted for stock
  splits and dividends)             $  .28             $  .28          $  .29                $  .29
                                    ======             ======          ======                ======

                                                      Year Ended March 31, 1998
                                 -------------------------------------------------------------------
                                  1st Quarter       2nd Quarter      3rd Quarter         4th Quarter
                                 ------------      ------------    -------------       -------------
Interest income                  $  9,942,613      $ 10,095,188    $  10,371,826       $  10,491,287
Interest expense                    5,387,132         5,598,327        5,679,271           5,570,670
                                 ------------      ------------    -------------       -------------
Net interest income                 4,555,481         4,496,861        4,692,555           4,920,617
Provision for loan losses              30,000           150,000           -                  175,000
Other income                          282,002           721,811          234,509             452,951
Other expenses                      1,795,176         1,972,764        1,788,079           2,009,234

                                 ------------      ------------    -------------       -------------
Income from continuing
 operations before income tax       3,012,307         3,095,908        3,138,985           3,189,334
Federal income tax                  1,021,259         1,047,837        1,065,245           1,080,316
                                 ------------      ------------    -------------       -------------
Net income                       $  1,991,048      $  2,048,071    $   2,073,740       $   2,109,018
                                 ============      ============    =============       =============
Basic earnings per share
 (adjusted for stock
 splits and dividends)              $  .27            $  .28           $  .28               $  .28
Diluted earnings per share          ======             ======          ======                ======
 (adjusted for stock
  splits and dividends)             $  .26            $  .27           $  .28               $  .28
                                    ======             ======          ======                ======



NOTE 22 - SUBSEQUENT EVENT

In January 1999, the Corporation entered into a definitive merger agreement with Bellingham Bancorporation. The merger agreement is subject to approval by various federal and state agencies and the satisfaction of certain contingencies contained in the merger agreement. The merger, if consummated under the proposed terms, would be accounted for as a pooling-of-interests and would result in the Corporation issuing approximately 1.1 million shares of its common stock, including shares issuable upon the exercise of outstanding stock options and warrants. Total assets of Bellingham Bancorporation as of September 30, 1998 and 1997, at its most recent fiscal year ends, were $64 million and $55 million, respectively. Net income for these same periods were $734,000 and $641,000, respectively.

                   "This page left intentionally blank."

DIRECTORS AND OFFICERS
===============================================================================

DIRECTORS                                                                      Carla J. Williams
                                          V. Lawrence Evans                    Vice President
                                          President & Chief Executive Officer
Robert C. Diehl                                                                Donald A. Wolf
Diehl Ford, Inc., a car dealership.       Kelli J. Holz, CPA                   Vice President
                                          Vice President
V. Lawrence Evans                                                              Theresa A. Aiello
President & Chief Executive Officer       Richard P. Jacobson                  Assistant Vice President
Horizon Financial Corp.                   Vice President & Corporate Secretary
                                                                               Donald J. Anderson
Gary E. Goodman                           Karen A. LePage                      Assistant Vice President
Tosco Refinery, Inc., an oil refinery.    Vice President
                                                                               Tammy D. Barnett
George W. Gust                            OFFICERS OF                          Assistant Vice President
Chairman of the Board                     HORIZON BANK
Horizon Financial Corp.                                                        Marie A. Collings
                                          V. Lawrence Evans                    Assistant Vice President
Richard R. Haggen                         Chairman of the Board
Haggen, Inc., a grocery chain.            President & Chief Executive Officer  David M. Eldred
                                                                               Assistant Vice President
Fred R. Miller                            Richard P. Jacobson
Former owner of Skagit                    Senior Vice President &              Nancy A. Graham
Bonded Collectors, Inc.,                  Corporate Secretary                  Assistant Vice Preisent
a collection agency.
                                          Karla C. Lewis                       Sandra L. Hain
L.M. (Larry) Strengholt                   Senior Vice President                Assistant Vice President
Stengholt Construction Co., Inc.,
a general building contractor             Judy E. Boxx                         Majorie K. LaValley
                                          Vice President                       Assistant Vice President
Frank Uhrig
Yeagers, Inc., a sporting goods store.    Kelli J. Holz, CPA                   Claudia B. Jonas
                                          Vice President                       Assistant Vice President
DIRECTORS EMERITUS
                                          Jeffrey Jansen                       Teresa A. Ledford
John H. Dunkak III                        Vice President                       Assistant Vice President
Robert E. Ebright, DVM
Howard E. Mitchell, PH.D.                 Karen A. LePage                      Dale R.C. Oliver
Morris Tarte                              Vice President                       Assistant Vice President
A.E. (Al) Williamson
                                          Sandra R. Mathewson                  Carol A. Whelchel
OFFICERS OF HORIZON                       Vice President                       Assistant Vice President
FINANCIAL CORP.
                                          Merwyn G. Murk
George W. Gust                            Vice President
Chairman of the Board

                                          Elizabeth E. (Beth) Sherry
                                          Vice President

=========================================================================================================
                                                            45


CORPORATE INFORMATION
=========================================================================================================
Corporate Headquarters    Stockholder Information                   40 Wall Street
Bellingham                & Dividend Reinvestment                   New York, NY 10005
Cornwall Office           David Eldred                              (800) 278-4353
1500 Cornwall Avenue      Assistant Vice President
Bellingham, WA 98225      & Investor Relations Manager
(360) 733-3050            Horizon Financial Corp.                   Stock Prices and Dividend Information
                          P.O. Box 580                              Horizon Financial Corp.'s common
Email & Website           Bellingham, WA 98227                      stock is traded on The NASDAQ
info@horizon-bank.com     (360) 733-3050                            National Market under the symbol
www.horizon-bank.com                                                HRZB.  The common stock began trading
                          Annual Meeting                            on the NASDAQ systems at the time of
Subsidiaries              Horizon Financial Corp.'s annual meeting  Horizon's conversion to stock form in
Horizon Bank              of stockholders will be at 2 p.m.         August 1986.
1500 Cornwall Avenue      Tuesday, July 27, 1999 at the Best        The following table presents the high
Bellingham, WA 98225      Western Lakeway Inn, 714 Lakeway          and low prices as reported by the
(360) 733-3050            Drive, Bellingham, WA 98226.              NASDAQ stock market and dividends
                                                                    paid for the last two fiscal years.
Westward Financial        Transfer Agent                            These prices represent quotations by
  Services Corp.          Request for information concerning        the dealers and do not necessarily
Subsidiary of Horizon     transfer requirements, dividend           represent actual transactions, and do
  Bank,                   payment, lost stock certificates, change  not include retail markups, markdowns
1500 Cornwall Avenue      of address and other shareholder          or commissions.  The Corporation has
Bellingham, WA 98225      Matters should be directed to:            approximately 5,300 stockholders.
(360) 733-3050
                          American Stock Transfer                   1999 Fiscal Year
Auditors                  & Trust Company                           Qtr.     High      Low      Dividend
Moss Adams LLP            40 Wall Street                            ------------------------------------
114 West Magnolia,        New York, NY 10005                        4th     $15.25   $12.56      $0.11
  Suite 301               (800) 937-5449                            3rd      14.25    12.00       0.11
Bellingham, WA 98225                                                2nd      16.50    12.38       0.11
(360) 676-1920            Dividend Reinvestment                     1st      18.88    15.25       0.11
                          As a service to its stockholders of       ------------------------------------
Special Counsel           record, the Corporation offers a          1998 Fiscal Year
John F. Breyer, Jr.       Dividend Reinvestment and Stock           Qtr.     High      Low      Dividend
Breyer & Associates PC    Purchase Plan.  Under the terms of the    ------------------------------------
110 New York Ave., NW     Plan, dividends and optional cash         4th     $19.38   $16.25      $0.51
   Suite 700-E            payments may be reinvested toward the     3rd      18.50    15.75       0.11
Washington, D.C. 20005    purchase of additional shares of stock.   2nd      16.75    14.50       0.11
(202) 737-7900            No brokerage commission or fees are       1st      16.63    11.74       0.10
                          charged to acquire shares through the     ------------------------------------
General Counsel           Plan.  For a Plan prospectus, or to
John S. Ludwigson         enroll in the Plan, please contact the    Dividend Policy
Ludwigson, Thompson,      American Stock Transfer & Trust           Horizon Financial Corp. historically
  Hayes & Bell            Company Dividend Reinvestment             has paid cash dividends on its common
119 N. Commercial         Department at the following address:      stock.  The Corporation must adhere
Bellingham, WA 98225                                                to certain regulatory requirements
(360) 734-2000            American Stock Transfer                   governing the distribution of divi-
                          & Trust Company                           dends, and there can be no assurance
Financial Information     Dividend Reinvestment Department          that the Corporation will continue to
Richard P.  Jacobson                                                declare cash dividends in the future.
Senior Vice President
 & Corporate Secretary
Horizon Financial Corp.
P.O. Box 580
Bellingham, WA 98227
(360) 733-3050

===============================================================================
                                                        46


                                                                                         OFFICE LOCATIONS
=========================================================================================================
Anacortes                        Everett, WA                       Mount Vernon
1218 Commercial Avenue           (425) 353-9410                    1503 Riverside Drive
Anacortes, WA 98221              Steven Heigert                    Mount Vernon, WA 98290
(360) 293-4571                   Office Manager                    (360) 424-7022
Claudia Jonas                                                      Lucille Collazo
Assistant Vice President         Ferndale                          Loan Officer
& Office Manager                 2045 Main Street                  Bill Ketcheside
Carol Watts                      Ferndale, WA 98248                Loan Officer
Loan Officer                     (360) 384-1400                    John Voth
                                 Terry Aiello                      Customer Service Manager
Bellingham/Cornwall              Assistant Vice President
1500 Cornwall Avenue             & Office Manager                  Snohomish
Bellingham, WA 98225                                               620 2nd Street
(360) 733-3050                   Lynden                            Snohomish, WA 98290
                                 300 Grover Street                 (360) 568-1522
Bellingham/Meridian              Lynden, WA 98264                  Teresa Ledford
4110 Meridian                    (360) 354-5678ce Manager          Assistant Vice President
Bellingham, WA 98226             Jeffrey Jansen                    & Office Manager
(360) 734-0181                   Vice President
Carol Whelchel                   & Office Manager
Assistant Vice President         Joyce Lemperes
& Loan Officer                   Loan Officer

Blaine                           Mill Creek
400 H Street                     13416 Bothell Everett Highway
Blaine, WA 98230                 Suite 201
(360) 332-8333                   Mill Creek, WA 98012                Visit our website
Pam Martin                       (425) 316-6900
Loan Officer                     Chris Bolyard                  email: info@horizon-bank.com
Carol Dean                       Office Manager                     www.horizon-bank.com
Customer Service Manager

Burlington
1020 South Burlington Blvd.------------------------------------------------------------------------------
Burlington, WA 98233                                                                       No Postage
(360) 757-3200                                                                              Necessary if
Tammy Barnett                                                                                 Mailed
Assistant Vice Presient                        -------------------------------               In the
& Office Manager                                    BUSINESS REPLY CARD                     United States
Wendy Goodman                              First Class   Permit No. 34 Bellingham, WA
Loan Officer
                                               -------------------------------
Edmonds                                       Postage will be paid by Addressee
315 5th Avenue South
Edmonds, WA 98020                                      HORIZON BANK
(425) 744-1333                                     INVESTOR RELATIONS
Sandra Hain                                             PO BOX 580
Assistant Vice President                          BELLINGHAM, WA 98227-9855
& Office Manager

Everett
909 S.E. Everett Mall Way
Suite E-500
===========================
          47


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

                               [Back cover]

                     [Logo - Horizon Financial Corp.]

                              EXHIBIT 21

                    SUBSIDIARIES OF THE REGISTRANT



Parent
------
Horizon Financial Corp.


                                                    Jurisdiction
                                Percentage           or State of
Subsidiaries (a)               of Ownership        Incorporation
---------------                ------------        --------------
Horizon Bank, a savings bank       100%              Washington

Westward Financial
  Services, Inc. (b)               100%              Washington


-------------------
(a) The operation of the Corporation's wholly owned subsidiaries are included in the Consolidated Financial Statements contained in the Annual Report filed as Exhibit 13 hereto and incorporated herein by reference.

(b) Wholly-owned subsidiary of Horizon Bank, a savings bank.

                              EXHIBIT 23

                         CONSENT OF AUDITORS

                    [LETTERHEAD OF MOSS-ADAMS LLP]

                  CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-99780) of Horizon Financial Corp. of our report dated May 7, 1999 appearing in the 1999 Annual Report to Stockholders of Horizon Financial Corp., which is incorporated by reference in Horizon Financial Corp.'s Annual Report on Form 10-K for the year ended March 31, 1999.

/s/MOSS ADAMS LLP


Bellingham, Washington
June 25, 1999