Form 10-Q
period 1999-06-30
HORIZON FINANCIAL CORP
filed 1999-08-13
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

               For the quarterly period ended June 30, 1999
                                              -------------
                                  OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

       For the transition period from March 31, 1999 to June 30, 1999

                        Commission file number 0-27062

                             Horizon Financial Corp.
                             -----------------------
          (Exact name of registrant as specified in its charter)

                    Chartered by the State of Washington
                    ------------------------------------
       (State or other jurisdiction of incorporation or organization)

                                  91-1695422
                                  ----------
                     (IRS Employer Identification No.)

                              1500 Cornwall Avenue
                             Bellingham, Washington
                             ----------------------
                  (Address of principal executive offices)

                                     98225
                                     -----
                                  (Zip Code)

Registrant's telephone number including area code:          (360) 733-3050
                                                            --------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES   X   NO
                                     -----    -----
As of August 6, 1999, 8,529,869 common shares, $1.00 par value, were outstanding.

                            HORIZON FINANCIAL CORP.

INDEX                                                                  PAGE
-----                                                                  ----

PART 1  FINANCIAL INFORMATION

Item 1  Financial Statements


        Consolidated Statements of Financial Condition                   3

        Consolidated Statements of Operations                            4

        Consolidated Statements of Stockholders' Equity                  5

        Consolidated Statements of Cash Flow                           6-7

        Notes to Consolidated Financial Statements                     8-9

Item 2  Management's discussion and Analysis of Financial
        Condition and Results of Operations                           9-14

PART II OTHER INFORMATION

Item 1  Legal Proceedings                                               15

Item 2  Changes in Securities                                           15

Item 3  Defaults Upon Senior Securities                                 15

Item 4  Submission of Matters to a Vote of Security Holders             15

Item 5  Other Information                                               15

Item 6  Exhibits and Reports on Form 8-K                                15

        SIGNATURES

                              HORIZON FINANCIAL CORP.
                Consolidated Statements of Financial Condition

                                                     June 30,      March 31,
                                                       1999          1999*
                                                       ----          ----
                                                   (Unaudited)    (Unaudited)
ASSETS:
------
  Cash and Due from Banks                        $  11,904,662  $ 10,889,530
  Interest-Bearing Deposits                          8,909,050    15,572,363
  Investment Securities - Available for Sale        25,295,797    27,631,904
  Investment Securities-Held to Maturity             1,364,383     1,391,873

  Mortgage-Backed Securities - Available for Sale   51,527,520    43,886,859
  Mortgage-Backed Securities - Held to Maturity      9,889,458    10,959,539
  Federal Home Loan Bank stock                       4,879,600     4,861,700
  Loans Receivable                                 533,664,035   533,649,169
  Accrued Interest and Dividends Receivable          3,899,654     3,739,470
  Property and Equipment, Net                       12,248,075    11,609,414
  Goodwill                                             674,495       688,846
  Other Assets                                       2,950,731     3,235,435
                                                  ------------  ------------
        Total Assets                              $667,207,460  $668,116,102
                                                  ============  ============
LIABILITIES:
-----------
  Deposits                                        $537,079,130  $537,389,845
  Securities sold under agreements to repurchase    14,700,000    14,800,000
  Borrowings                                         7,000,000     7,918,151
  Accounts payable and other liabilities             6,556,482     6,034,947
  Advances by Borrowers for Taxes and Insurance        472,920       928,618
  Deferred Compensation                              1,275,875     1,260,100
  Net Deferred Income Tax Liabilities                2,046,289     2,572,474
  Income Tax Payable                                 1,334,592       770,986
                                                  ------------  ------------
                 Total Liabilities                $570,465,288  $571,675,121
                                                  ============  ============
STOCKHOLDERS' EQUITY:
--------------------
  Serial Preferred Stock, $1.00 Par Value,
    10,000,000 Shares Authorized;
    None Issued or Outstanding                             -             -
  Common Stock, $1.00 Par Value,
    30,000,000 shares Authorized;
    8,517,539 and 8,491,523 Shares Issued
    and Outstanding                               $  8,517,539  $  8,491,523
  Paid-in Capital                                   56,670,363    56,459,066
  Retained Earnings                                 29,785,032    28,638,576
  Net unrealized gain/(loss) on investments
    available for sale                               2,273,963     3,201,816
  Debt Related to ESOP                                <350,000>     <350,000>
                                                  ------------  ------------
  Total Stockholders' Equity                      $ 96,742,172  $ 96,440,981
                                                  ============  ============
  Total Liabilities and Stockholders' Equity      $667,207,460  $668,116,102
                                                  ============  ============

* All prior year numbers have been restated to reflect the merger of Bellingham Bancorporation effective June 19, 1999.

                   (See Notes to Financial Statements)

                          HORIZON FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        3 Months Ended
                                                            June 30
                                                       1999        1998*
                                                       ----        ----
INTEREST INCOME:
---------------
  Interest on Loans                                $10,533,781    $10,141,493
  Interest and Dividends on Investment and
    Mortgage-Backed Securities                       1,566,627      1,531,751
                                                   -----------    -----------
       Total Interest Income                        12,100,408     11,673,244

INTEREST EXPENSE:
----------------
  Interest on Deposits                               5,988,484      6,144,642
  Interest on Borrowings                               311,402         81,636
                                                   -----------    -----------
       Total Interest Expense                        6,299,886      6,226,278
                                                   -----------    -----------
       Net Interest Income                           5,800,522      5,446,966
                                                   -----------    -----------
  Provision for Loan Losses                             44,000        344,500
                                                   -----------    -----------
       Net Interest Income After Provision
       For Loan Losses                               5,756,522      5,102,466
                                                   -----------    -----------
NON-INTEREST INCOME:
-------------------
  Service Fees                                         482,646        455,764
  Net Gain (Loss) on Sale of Loans                   <  44,641>      <114,712>
  Net Gain (Loss) on Sale of Investments               185,018        301,836
  Other                                                174,913        359,753
                                                   -----------    -----------
       Total Non-Interest Income                       797,936      1,002,641
                                                   -----------    -----------
NON-INTEREST EXPENSE:
--------------------
  Compensation and Employee Benefits                 1,654,038      1,282,485
  Building Occupancy                                   532,567        381,538
  Other Expenses                                     1,278,245        938,923
                                                   -----------    -----------
       Total Non-Interest Expense                    3,464,850      2,602,946
                                                   -----------    -----------
  Income Before Provision for
    Income Taxes                                     3,089,608      3,502,161
  Provision for Income Taxes                         1,006,222      1,189,391
                                                   -----------    -----------
  Net Income                                        $2,083,386     $2,312,770
                                                   ===========    ===========
  Earnings Per Share:
    Basic Earnings Per Share                              $.25           $.27
    Diluted Earnings Per Share                            $.23           $.27

*        All prior year numbers have been restated to reflect the merger of Bellingham Bancorporation effective June 19, 1999.

                    (See Notes to Financial Statements)

                                                HORIZON FINANCIAL CORP.
                         Consolidated Statements of Changes in Stockholder's Equity
                                     3 Months Ended June 30, 1999 and 1998 *
                                                      (unaudited)

                        Common Stock
                        ------------        Additional               Accum Other     Debt
                      Number                 Paid-In      Retained  Comprehensive  Related
                    Of Shares    At  Par     Capital      Earnings     Income      to ESOP        Total
                    ---------    -------     -------      --------     ------      -------        -----
Balance at 3/31/98  8,460,858  $8,460,858  $55,688,886  $22,993,399  $3,135,677   $<400,000>  $ 89,878,820

Cash div on common
 stock at $.11 per
 share                                                     <823,734>                              <823,734>

Stock opts.
 exercised              2,923       2,923       25,696                                              28,619

DRIP                    7,356       7,356      124,588                                             131,944

Net change in other
Comprehensive income                                                     <1,660>                    <1,660>

Net income                                                2,312,770                              2,312,770
                    ---------  ----------  -----------  -----------  ----------   ---------   ------------
Balance at 6/30/98  8,471,137  $8,471,137  $55,839,170  $24,482,435  $3,134,017   $<400,000>  $ 91,526,759
                    =========  ==========  ===========  ===========  ==========   =========   ============

Balance at 3/31/99  8,491,523  $8,491,523  $56,459,066  $28,638,576  $3,201,816   $<350,000>  $ 96,440,981

Cash div on common                                         <936,930>                              <936,930>
stock at $.11 per share

Stock opts
 exercised             16,638      16,638      106,390                                             123,028

DRIP                    9,378       9,378      104,907                                             114,285

Net change in other
comprehensive income                                                  <$927,853>                  <927,853>

Loan to ESOP                                                                       <154,725>      <154,725>

Net income                                                2,083,386                              2,083,386

                    ---------  ----------  -----------  -----------  ----------   ---------   ------------
Balance at 6/30/99  8,517,539  $8,517,539  $56,670,363  $29,785,032  $2,273,963   $<504,725>   $96,742,172
                    =========  ==========  ===========  ===========  ==========   =========   ============

           * All prior year numbers have been restated to reflect the merger of Bellingham
                               Bancorporation effective June 19, 1999.

                                (See Notes to Financial Statements)

5

                          HORIZON FINANCIAL CORP.
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         3 Months Ended
                                                             June 30,
                                                        1999       1998 *
                                                        ----       ----

Cash Flows From Operating Activities:
 Net Income                                        $ 2,083,386    $2,312,770
 Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating Activities:
      Depreciation                                     234,735       121,520

 Provision for loan losses                              44,000       344,500

 Changes in Assets and Liabilities:
  Interest & Dividends Receivable                     <160,184>      211,672

  Interest Payable                                      68,126        20,362

  Federal Income Tax (rec) Payable                     563,606     1,189,391

  Other Assets                                         284,704       <82,331>
  Other Liabilities                                    <41,558>   <3,108,727>
  Goodwill                                              14,351        23,918
                                                    ----------    ----------
 Net Cash Flows from Operating Activities            3,091,166     1,033,075
                                                    ----------    ----------
Cash Flows From Investing Activities:
 Inv in Interest-Bearing Deposits, Net               6,663,313     7,858,065
 FHLB Stock                                            <17,900>       <3,500>
 Purchases of Investment securities-AFS             <5,280,000>     <500,000>
 Proceeds from Sales and Mat of                      7,466,427     4,829,936
 Purchases of Investment Securities-HTM                      -             -
 Proceeds from Sales & Mat of HTM                       27,490     1,002,049
 Purchases of Mtge Backed Securities -  AFS                  -             -
 Sales from Mat of Mtge Backed Sec - AFS             1,635,273     7,415,266
 Purch Mtg. Backed  - HTM                                    -             -
 Mat Mtge Back - HTM                                 1,070,081     1,106,518
 Net Change in Loans                               <10,738,840>  <29,883,848>
 Purchases of Bank Premises and Equipment             <873,396>     <761,069>
                                                    ----------    ----------
 Net Cash Flows From Investing Activities              <47,552>   <8,936,583>
                                                    ----------    ----------

   *    All prior year numbers have been restated to reflect the merger of
               Bellingham Bancorporation effective June 19, 1999.

                      (See Notes to Financial Statements)

                            HORIZON FINANCIAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         3 Months Ended
                                                             June 30,
                                                        1999       1998 *
                                                        ----       ----
Cash Flows From Financing Activities:
  Change in Deposits                                  <310,715>    508,918
  Borrowings                                        <1,018,151>  7,710,353
  Common Stock Issued, Net                             237,313     160,563
  Cash Dividends Paid                                 <936,929>   <823,734>
                                                    ----------   ---------
  Net Cash Flows from Financing Activities          <2,028,482>  7,556,100
                                                    ----------   ---------
Net change in Cash and Cash Equivalents              1,015,132    <347,408>

Cash and Cash Equivalents,
  Beginning of Year                                 10,889,530   9,841,417

Cash and Cash Equivalents,
  End of Year                                       11,904,662   9,494,009

SUPPLEMENTAL DISCLOSURE OF CASH
  FLOW INFORMATION

Cash Paid During the Period for:

  Interest Expense                                  $5,988,484   6,145,873

  Income Taxes                                      $  425,000           -

    * All prior year numbers have been restated to reflect the merger of Bellingham Bancorporation effective June 19, 1999.

                  (See Notes to Financial Statements)

                       HORIZON FINANCIAL CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED JUNE 30, 1999
                            (unaudited)

NOTE A - Basis of Presentation
------------------------------

The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year. The March 31, 1999, consolidated statement of financial condition presented with the interim financial statements has been restated to reflect the merger of Bellingham Bancorporation effective June 19, 1999. For audited financial results, refer to the consolidated financial statements and footnotes thereto included in the Bank's annual report for the year ended March 31, 1999.

On October 13, 1995, Horizon Bank, a savings bank, ("Bank") reorganized into the holding company form of ownership ("Reorganization"), resulting in the Registrant becoming the sole stockholder of the Bank. Each outstanding share of common stock of the Bank and options to acquire shares of common stock of the Bank, became outstanding shares of common stock of the Registrant and options to acquire shares of common stock of the Registrant, respectively, as a result of the Reorganization. The consolidated financial statements for the three months ended June 30, 1999, include the accounts of Horizon Financial Corp., the Bank and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation.

Prior to Reorganization, Horizon Financial Corp. had no material assets or liabilities and engaged in no business activity. Subsequent to the acquisition of the bank, Horizon Financial Corp. has engaged in no significant activity other than holding the stock of the Bank.

On June 19, 1999 Bellingham Bancorporation merged into Horizon Financial Corp. This transaction was accounted for as a pooling of interests. As such, all prior year numbers have been restated to reflect the merger.

NOTE B - Net Income Per Share
-----------------------------

Basic earnings per share for the three months ended June 30, 1999 and 1998 are calculated on the basis of 8,500,329 and 8,461,843 weighted average shares outstanding. Diluted earnings per share for the three months ended June 30, 1999 and 1998 are calculated on the basis of 8,632,551 and 8,640,979 weighted average share outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.

NOTE C - Reclassification
-------------------------
Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income. All prior year numbers have been restated to reflect the merger with Bellingham Bancorporation.

                            HORIZON FINANCIAL CORP.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS

General
-------
The Corporation was formed under Washington law on May 22, 1995, and became the holding company of the Bank, effective October 13, 1995. As a bank holding company, the Corporation has a number of additional options and operating advantages over the Bank. These include, but are not limited to: expanded business diversification options; flexibility in acquisitions; and the ability to repurchase its own stock without incurring the adverse tax consequences of recapturing portions of the Bank's bad debt reserve. The Bank was organized in 1922 as a Washington state-chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979, the Bank converted to a Washington state-chartered mutual savings bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). On August 12, 1986, the Bank then converted to a state-chartered stock savings bank. The primary business of the Bank is to acquire funds in the form of savings deposits and to use the funds to make loans secured by residential and commercial properties in the Bank's primary market area.

The Bank's operations are conducted through 15 full-service office facilities, located in Whatcom, Skagit and Snohomish counties in northwest Washington. The Bank is currently building an additional office in Whatcom County, located in the Barkley Village area of Bellingham, in the northeast portion of the city. In addition to serving the growing population in this area, this office (approximately 15,000 square feet) will serve as an operation center to support additional growth for the Corporation. Completion of construction is scheduled for the fourth quarter of 1999. The Bank is also currently working on plans to build an office at Murphy's Corner near Mill Creek, which will replace the Bank's current leased location in that area. During the fiscal year ended March 31, 1999, the Bank relocated its Edmonds office by purchasing the Dayton Place building at the corner of 5th and Dayton in downtown Edmonds. During the quarter ended June 30, 1999, the Bank purchased a bank site in Marysville, which will provide additional growth opportunities. The Bank's management continues to research sites for future development, with emphasis on locations in the growing Snohomish County markets.

At its March 19, 1998 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 747,000 shares) of the Corporation's outstanding common stock over the subsequent 24 month period. This repurchase plan was rescinded by the Board of Directors effective January 18, 1999 with the signing of the definitive agreement to merge with Bellingham
Bancorporation.

In December 1998, the Bank became a member of the Federal Home Loan Bank of Seattle. One of the significant benefits of membership include the ability to supplement the Bank's balance sheet with wholesale funds in order to meet cyclical funding needs and to assist management in its interest rate risk management efforts.

On January 18, 1999, the Corporation announced a definitive agreement to merge
with Bellingham Bancorporation.   The merger of Bellingham Bancorporation into
Horizon Financial Corp. was completed on June 19, 1999 and was accounted for as a pooling of interests. The historical numbers presented herein for Horizon Financial Corp. have been restated to include Bellingham
Bancorporation's numbers.

Financial Condition
-------------------
The balance sheet for the Corporation was little changed at June 30, 1999, compared to March 31, 1999. Total consolidated assets for the Corporation as of June 30,1999, were $667,207,460, a slight decrease from the March 31, 1999, level of $668,116,102. Total liabilities also decreased slightly to $570,465,288 at June 30,1999, from $571,675,121 at March 31, 1999.
Stockholders' equity showed a small increase to $96,742,172 at June 30, 1999, from $96,440,981 at March 31, 1999.

Liquidity and Capital Resources
-------------------------------
The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals and other short-term cash requirements. At June 30, 1999, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $43,197,136.

As of June 30, 1999, the total book value of investments and mortgage-backed securities was $89,511,358 compared to a market value of $93,022,297, resulting in an unrealized gain of $3,510,939. On March 31, 1999, the book value of investments and mortgage-backed securities was $83,582,540 compared to a market value of $88,721,979 resulting in an unrealized gain of $5,139,439. The primary reason for this difference at June 30, 1999 compared to March 31, 1999 was the overall higher level of interest rates, which decreased the valuation of the bank's investment portfolio.

The Bank's primary sources of funds are cash flow from operations, which consist mainly of mortgage loan repayments; deposit increases; loan sales; borrowings; and cash received from the maturity or sale of investment securities. These funds are primarily used to originate real estate secured mortgage loans and commercial loans.

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

Stockholders' equity to total assets was 14.52% as of June 30, 1999, well in excess of the 5.0% minimum required by the FDIC in order to be considered well capitalized.

                    Comparative Results of Operations
                       For the Three Months Ended
                         June 30, 1999 and 1998

Net Interest Income

Net interest income for the three months ended June 30, 1999, increased 6.49% to $5,800,522 from $5,446,966 in the same time period of the previous year. Interest on loans for the quarter ended June 30, 1999, increased 3.87% to $10,533,781, from $10,141,493. This increase was due primarily to an overall growth in loans receivable. Interest and dividends on investments and mortgage-backed securities increased 2.28% to $1,566,627, from $1,531,751 for the comparable quarter a year ago. Total interest income increased 3.66% to $12,100,408 from $11,673,244. This increase is primarily attributable to an overall increase in interest earning assets over the prior period.

Total interest paid on deposits decreased 2.54% to $5,988,484 from $6,144,642. This decrease in interest expense is due to a lower level of interest rates being paid on certificates of deposit, along with a shift in the overall deposit mix, specifically the growth in non-interest bearing checking accounts. Interest on borrowings increased to $311,402 during the quarter, compared to $81,636 for the comparable period one year ago, due to a higher level of borrowings outstanding. During the quarter, the bank continued to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

Provision for losses on loans
-----------------------------
The provision for losses on loans for the three months ended June 30, 1999, decreased 87.23% to $44,000 from $344,500 in the same time period of the previous year. The provision made in the quarter ended June 30, 1998, represented 87% of the loan loss provisions for the entire fiscal year. At June 30, 1999, the loan loss reserve balance was $4,502,287. This represents
 .84% of loans receivable, compared to .90% as of June 30, 1998.   The Bank's
management considers this to be an adequate level of reserves at this time.

As of June 30, 1999, the Bank had $714,641 in loans over 90 days delinquent compared to $267,145 at June 30, 1998. This is due in part to the changing mix of loans on the Bank's balance sheet, which now includes more commercial, consumer, VISA and other unsecured loans.

Non Interest Income
-------------------
Non interest income for the three months ended June 30, 1999, decreased 20.42% to $797,936 from $1,002,641 for the same time period a year ago. Service fee income increased 5.90% to $482,646 from $455,764. The net gain/loss on the sale of loans showed a loss of $44,641 during the quarter, compared to a loss of $114,712 in the comparable period one year ago. These losses in the prior year were due primarily to the sale of approximately $11 million in long-term fixed rate mortgage loans during the quarter. When the Bank sells loans, the remaining outstanding fees associated with these mortgages flow to the income statement as interest income. The proceeds directly related to the loan balances, however, are reflected as non-interest income. Therefore, even when the sale of loans generate an overall profit to the Bank (including the recognition of the fee income), the non-interest portion of the sale reflects a loss, due to the pricing of the loans at the time of the sale. The net gain/loss on sales of investment securities decreased to $185,018 for the quarter ended June 30, 1999 from $301,836 for the comparable period one year ago. These gains were due primarily to the sale of selected common stocks and mortgage backed securities from the Bank's investment portfolio during the quarters. Other non-interest income for the quarter decreased 51.38% to $174,913 from $359,753. One significant reason for this difference relates to the sale of mortgage servicing rights. Prior to the merger with Horizon, the Bank of Bellingham's mortgage division sold its mortgage servicing rights at the time it sold loans in the secondary market. Horizon, however, retains the servicing rights on the loans it sells, which defers income into future quarters as servicing fee income. The quarter ended June 30, 1998 was an active quarter of servicing released loan sales, therefore the non-interest income for that period was higher than the quarter ended June 30, 1999.

Non Interest Expense
--------------------
Non interest expense for the three months ended June 30, 1999, increased 33.11% to $3,464,850 from $2,602,946. Compensation and employee benefits increased 28.97% for the quarter ended June 30, 1999, to $1,654,038 from $1,282,485. This is due primarily the overall growth in employment at the Bank from the prior year period. Building occupancy for the quarter ended June 30, 1999 increased 39.58% to $532,567 from $381,538. Factors contributing to this increase include: a new office in Edmonds, opened in March 1999; a new office in Bellingham, opened by the Bank of Bellingham in November 1998; and considerable technology upgrades implemented over the past year, including the replacement of most of the personal computers at the Bank, and the installation of a wide area network. Other non-interest expenses increased 36.14% to $1,278,245 from $938,923. The primary reason for this increase relates to approximately $275,000 in merger related recognized during the period, including legal and accounting fees, investment banking expenses, and computer conversion charges.

Year 2000 Discussion
--------------------
General.   The year 2000 ("Y2K") issue centers on the potential inability of computer systems and programs to recognize the year 2000. Many existing computer programs and systems originally were programmed to allow only two digits to identify the calendar year in the date field. If left unchanged, these programs and systems might interpret "00" as the year 1900, rather than as the year 2000.

Regulation.   Financial institution regulators have increased their focus upon
Year 2000 issues and have issued guidance concerning the responsibilities of senior management and directors. The sole subsidiary of Horizon Financial Corp., Horizon Bank ("Bank") has been examined by the FDIC and the State of Washington's Department of Financial Institutions on several occasions, including both on-site and off-site exams. The Bank's most recent exam was conducted by the State of Washington in February of 1999. In addition, the Bank has been notified of an additional Year 2000 exam to be conducted in August 1999. Regulations do not allow the Bank to make public the results of the State or FDIC examinations. However, the Bank's Board of Directors reviews each report, and the Board is satisfied with management's progress to date regarding Year 2000 issues.

The Federal Financial Institution Examination Council ("FFIEC") has issued several interagency statements on Year 2000 issues. These statements require financial institutions to proceed through five phases of year 2000 preparedness. The following sections summarize these phases, and the Bank's progress to date in each phase:

Awareness Phase. The Bank has established a formal Year 2000 plan and created an internal Year 2000 committee, which has been meeting on this issue since 1997. This phase focused on identifying those systems and programs that had the potential of being affected by Year 2000 risks. This phase also included educating the Bank's employees about Year 2000 issues and resulted in a bank wide effort to identify potential problems related to the Year 2000. This phase was substantially completed early in 1998.

Assessment Phase. This phase focused on completing assessments of hardware, software and other computer applications in order to identify risks and monitor Year 2000 progress. Further, this phase included a prioritization of Year 2000 risks, to identify which systems were mission critical systems for the Bank's business, and which were considered less important in terms of potential adverse impact to the Bank. This assessment was substantially completed in mid 1998.

Renovation Phase. Following the Assessment Phase, the Bank moved into the renovation phase, which focused on identifying solutions to potential Year 2000 problems with its systems and programs. During the fourth quarter of 1998, the Bank completed a major personal computer renovation, which included new machines at all teller stations, and numerous other network upgrades. While the primary purpose for this renovation was not related to the Year 2000 issue, compliance efforts were enhanced by this project, since computers with older BIOS chips are more likely to be susceptible to Year 2000 problems than
newer computers.   The Bank decided, however, that even these new machines
would be tested for Year 2000 readiness. The renovation phase is substantially completed at this time.

Validation Phase. This phase was designed to test the ability of hardware and software to accurately process date sensitive data. The Bank is working with its data processor, Fiserv, as well as other vendors, to make sure that their computers and software programs have been tested for Year 2000 readiness. As an example, the Bank conducted extensive testing of the Fiserv system in December 1998, with additional testing performed in April of 1999. Based on the analysis of these test results, along with the extensive amount of data received on the Year 2000 issue from Fiserv over the past two years, the Bank is satisfied with the progress made by its service provider in its Year 2000 efforts. In addition, the Bank is satisfied with the results of the testing of the Bank's other vendors and internal computer systems, along with the renovations that have been completed to date. Year 2000 testing expenses are anticipated to total less than $50,000, the majority of which have already been paid by the Bank. Future expenses relating to Year 2000 issues are not anticipated to have a material impact on the Bank's financial statements. The Validation phase is substantially complete at this time.

Implementation Phase. The Bank has completed the implementation phase for all systems currently being utilized. Any new systems deployed prior to year-end will also be reviewed for Year 2000 compliance.

Early in 1999, the Bank's Year 2000 focus shifted from the five phases presented above, to the development of business resumption and contingency plans. Guidelines provided by the FFIEC set forth four phases in this contingency planning process, and the paragraphs below set forth the Bank's progress to date in these phases.

Organizational Planning Guidelines. This phase focused on establishing organizational planning guidelines that define the business continuity planning strategy for the Bank, and the FDIC required institutions to complete this phase prior to March 31, 1999. The Bank completed this phase of the Contingency Planning process prior to March 31, 1999.

Business Impact Analysis. Irrespective of best efforts towards Year 2000 compliance, the possibility exists that there may be an interruption of business around the turn of the century. Therefore, the Bank has completed a Business Impact Analysis, which assesses the effects of potential system failures in each core business process, such as deposit taking, check cashing, cash withdrawals and lending services. This analysis sets forth Year 2000 event scenarios and considers the risks of both internal and external infrastructure failures on each core business process and determines the minimum acceptable level of outputs and services for each process. While this analysis will be an ongoing process during the remainder of 1999, the Business Impact Analysis was substantially completed prior to March 31, 1999.

Business Resumption Contingency Plan. Upon completion of the Business Impact Analysis, the Bank's management began developing a Business Resumption Contingency Plan. This plan provides the framework to operate the Bank in the event that any of the Bank's core business processes experience Year 2000 related problems. Specifically, the plan sets forth logistical guidelines and time frames to assist the Bank's personnel in its business resumption contingency planning efforts. This plan is considered a supplement to the Bank's Disaster Recovery Plan, already in place. The Business Resumption Contingency Plan was completed prior to June 30, 1999.

Validation of Business Resumption Contingency Plan. Finally, the Bank's Internal Audit Department has designed methods to validate the Business Resumption Contingency Plan to ensure that the plan will be effective, if needed. The Validation methods were substantially completed prior to June 30, 1999. The Bank is now in the process of implementing these validation procedures, along with communicating its Year 2000 efforts with its customers.

While there can be no guarantee of total Year 2000 compliance, be assured that Horizon Bank is taking this issue very seriously and is working diligently to minimize potential impacts to its customers and shareholders as a result of the turn of the century.

Forward Looking Statements

In this document, Horizon has included certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing Horizon to the protections of the safe harbor provisions of said Act with respect to all "forward looking statements". Horizon has used "forward looking statements" to describe future plans and strategies, including expectations of Horizon's potential future financial results. Management's ability to predict results or the effect of future plans and strategies is inherently uncertain. Factors that could effect results include, but are not limited to: the future level of interest rates, industry trends, general economic conditions, loan delinquency rates, and changes in state and federal regulations. These factors should be considered when evaluating the "forward looking statements" and undue reliance should not be placed on such statements.

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

           None

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

         A report on Form 8-K was filed on July 15, 1999, to report the completion of the merger of Bellingham Bancorporation and Bank of Bellingham with and into Horizon Financial Corp. and Horizon Bank. The merger was effective as of June 19, 1999.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              HORIZON FINANCIAL CORP.


                                   By:  V. Lawrence Evans
                                      ----------------------------------
                                      V. Lawrence Evans
                                      President and Chief Executive Officer


                                   By:  Richard P. Jacobson
                                      ----------------------------------
                                      Richard P. Jacobson
                                      Chief Financial Officer



                                   Dated:  August  13, 1999
                                          -----------------