Form 10-Q/A
period 1999-06-30
HORIZON FINANCIAL CORP
filed 1999-08-27
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q/A

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

Item 1  Financial Statements

                              HORIZON FINANCIAL CORP.
                Consolidated Statements of Financial Condition

                                                     June 30,      March 31,
                                                       1999          1999*
                                                       ----          ----
                                                   (Unaudited)    (Unaudited)
ASSETS:
------
  Cash and Due from Banks                        $  11,904,662  $ 10,889,530
  Interest-Bearing Deposits                          8,909,050    15,572,363
  Investment Securities - Available for Sale        25,295,797    27,631,904
  Investment Securities-Held to Maturity             1,364,383     1,391,873

  Mortgage-Backed Securities - Available for Sale   51,527,520    43,886,859
  Mortgage-Backed Securities - Held to Maturity      9,889,458    10,959,539
  Federal Home Loan Bank stock                       4,879,600     4,861,700
  Loans Receivable                                 533,664,035   533,649,169
  Accrued Interest and Dividends Receivable          3,899,654     3,739,470
  Property and Equipment, Net                       12,248,075    11,609,414
  Goodwill                                             674,495       688,846
  Other Assets                                       2,950,731     3,235,435
                                                  ------------  ------------
        Total Assets                              $667,207,460  $668,116,102
                                                  ============  ============
LIABILITIES:
-----------
  Deposits                                        $537,079,130  $537,389,845
  Securities sold under agreements to repurchase    14,700,000    14,800,000
  Borrowings                                         7,000,000     7,918,151
  Accounts payable and other liabilities             6,556,482     6,034,947
  Advances by Borrowers for Taxes and Insurance        472,920       928,618
  Deferred Compensation                              1,275,875     1,260,100
  Net Deferred Income Tax Liabilities                2,046,289     2,572,474
  Income Tax Payable                                 1,334,592       770,986
                                                  ------------  ------------
                 Total Liabilities                $570,465,288  $571,675,121
                                                  ============  ============
STOCKHOLDERS' EQUITY:
--------------------
  Serial Preferred Stock, $1.00 Par Value,
    10,000,000 Shares Authorized;
    None Issued or Outstanding                             -             -
  Common Stock, $1.00 Par Value,
    30,000,000 shares Authorized;
    8,517,539 and 8,491,523 Shares Issued
    and Outstanding                               $  8,517,539  $  8,491,523
  Paid-in Capital                                   56,670,363    56,459,066
  Retained Earnings                                 29,785,032    28,638,576
  Net unrealized gain/(loss) on investments
    available for sale                               2,273,963     3,201,816
  Debt Related to ESOP                                <504,725>     <350,000>
                                                  ------------  ------------
  Total Stockholders' Equity                      $ 96,742,172  $ 96,440,981
                                                  ============  ============
  Total Liabilities and Stockholders' Equity      $667,207,460  $668,116,102
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

4

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

                                   HORIZON FINANCIAL CORP.


                                   By:  V. Lawrence Evans
                                      ----------------------------------
                                      V. Lawrence Evans
                                      President and Chief Executive Officer


                                   By:  Richard P. Jacobson
                                      ----------------------------------
                                      Richard P. Jacobson
                                      Chief Financial Officer



                                   Dated:  August 27, 1999
                                          -----------------