Form 10-Q
period 1999-09-30
HORIZON FINANCIAL CORP
filed 1999-11-12
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                              FORM 10-Q

                             (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

              For the quarterly period ended September 30, 1999

                                 OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the transition period from                to
                                    ---------------   --------------

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

           YES   X   NO
               ----    ----

As of November 8, 1999, 8,559,047 common shares, $1.00 par value, were outstanding.

HORIZON FINANCIAL CORP.

INDEX                                                          PAGE
-----                                                          ----

PART 1   FINANCIAL INFORMATION

Item  1  Financial Statements

          Consolidated Statements of Financial Condition         3

          Consolidated Statements of Operations                  4-5

          Consolidated Statements of Stockholders' Equity        6

          Consolidated Statements of Cash Flow                   7-8

          Notes to Consolidated Financial Statements             9-10

Item  2   Management's discussion and Analysis of Financial
            Condition and Results of Operations                 10-16

PART II                OTHER INFORMATION

Item  1   Legal Proceedings                                     17

Item  2   Changes in Securities                                 17

Item  3   Defaults Upon Senior Securities                       17

Item  4   Submission of Matters to a Vote of  Security Holders  17

Item  5   Other Information                                     17

Item  6   Exhibits and Reports on Form 8-K                      17


          SIGNATURES

                           HORIZON FINANCIAL CORP.
                 Consolidated Statements of Financial Condition

                                               Sept 30,          March 31,
                                                1999              1999  *
                                                ----              -------
                                             (Unaudited)        (Unaudited)
ASSETS:
-------
Cash and Due from Banks                     $ 11,376,609       $  10,889,530
Interest-Bearing Deposits                     11,227,381          15,572,363
Investment Securities-Available for Sale      21,492,856          27,631,904
Investment Securities-Held to Maturity         1,365,891           1,391,873
Mortgage-Backed Securities-Available for Sale 49,694,614          43,886,859
Mortgage-Backed Securities-Held to Maturity    9,135,237          10,959,539
Federal Home Loan Bank stock                   4,879,600           4,861,700
Loans Receivable                             551,858,140         533,649,169
Accrued Interest and Dividends Receivable      4,164,558           3,739,470
Property and Equipment, Net                   13,948,264          11,609,414
Goodwill                                         660,144             688,846
Other real estate owned                          323,468                   0
Other Assets                                   3,010,090           3,235,435
                                            ------------        ------------
     Total Assets                           $683,136,852        $668,116,102
                                            ============        ============
LIABILITIES:

Deposits                                    $537,499,728        $537,389,845
Securities sold under agreements
 to repurchase                                14,890,000          14,800,000
Borrowings                                    22,000,000           7,918,151
Accounts payable and other liabilities         6,741,011           6,034,947
Advances by Borrowers for Taxes
 and Insurance                                   986,701             928,618
Deferred Compensation                          1,291,650           1,260,100
Net Deferred Income Tax Liabilities            1,811,245           2,572,474
Income Tax Payable                               187,861             770,986
                                            ------------        ------------
     Total Liabilities                      $585,408,196        $571,675,121
                                            ============        ============
STOCKHOLDERS' EQUITY:
---------------------
Serial Preferred Stock, $1.00 Par Value,
  10,000,000 Shares Authorized;
  None Issued or Outstanding                       -                   -
Common Stock, $1.00 Par Value,
  30,000,000 shares Authorized;
   8,559,047 and 8,491,523 Shares Issued
   and Outstanding                         $  8,559,047         $  8,491,523
Paid-in Capital                              56,945,951           56,459,066
Retained Earnings                            30,910,682           28,638,576
Other Comprehensive Income                    1,817,701            3,201,816
Debt Related to ESOP                           <504,725>            <350,000>
                                           ------------         ------------
     Total Stockholders' Equity            $ 97,728,656         $ 96,440,981
                                           ------------         ------------
     Total Liabilities and Stockholders'
       Equity                              $683,136,852         $668,116,102
                                           ============         ============

     * All prior year numbers have been restated to reflect the merger of Bellingham Bancorporation effective June 19, 1999.

               (See Notes to Financial Statements)

                         HORIZON FINANCIAL CORP.
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        3 Months Ended
                                                           Sept 30,
                                                     1999            1998*
                                                     ----            -----
INTEREST INCOME:
----------------
  Interest on Loans                            $10,817,675        $10,234,754
  Interest and Dividends on Investment and
   Mortgage-Backed Securities                    1,391,857          1,630,514
                                               -----------        -----------
       Total Interest Income                    12,209,532         11,865,268

INTEREST EXPENSE:
-----------------
  Interest on Deposits                           5,986,201          6,212,902
  Interest on Borrowings                           339,702            159,014
                                               -----------        -----------
       Total Interest Expense                    6,325,903          6,371,916
                                               -----------        -----------
       Net Interest Income                       5,883,629          5,493,352
                                               -----------        -----------
Provision for Loan Losses                           36,000             33,000
                                               -----------        -----------
       Net Interest Income After Provision
       For Loan Losses                           5,847,629          5,460,352
                                               -----------        -----------
NON-INTEREST INCOME:
--------------------
  Service Fees                                     428,061            427,025
  Net Gain (Loss) on Sale of Loans                       0            <21,970>
  Net Gain (Loss) on Sale of Investments             2,237              3,030
  Other                                            146,255            411,752
                                               -----------        -----------
       Total Non-Interest Income                   576,553            819,837
                                               -----------        -----------
NON-INTEREST EXPENSE:
---------------------
  Compensation and Employee Benefits             1,660,091          1,420,126
  Building Occupancy                               522,064            383,461
  Other Expenses                                   899,989            958,483
                                               -----------        -----------
       Total Non-Interest Expense                3,082,144          2,762,070
                                               -----------        -----------
  Income Before Provision for
   Income Taxes                                  3,342,038          3,518,119
  Provision for Income Taxes                     1,188,269          1,195,354
                                               -----------        -----------
  Net Income                                   $ 2,153,769        $ 2,322,765
                                               ===========        ===========
  Earnings Per Share:
   Basic Earnings Per Share                           $.25               $.27
   Diluted Earnings Per Share                         $.25               $.27

     * All prior year numbers have been restated to reflect the merger of Bellingham Bancorporation effective June 19, 1999.

                   (See Notes to Financial Statements)
                                4

                        HORIZON FINANCIAL CORP.
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         6 Months Ended
                                                            Sept. 30,
                                                       1999           1998*
                                                       ----           -----
INTEREST INCOME:
----------------
  Interest on Loans                                  $21,351,456  $20,376,247
  Interest and Dividends on Investment
   and Mortgage-Backed Securities                      2,958,484    3,162,265
                                                     -----------  -----------
     Total Interest Income                            24,309,940   23,538,512

INTEREST EXPENSE:
-----------------
  Interest on Deposits                                11,974,685   12,357,544
  Interest on Borrowings                                 651,104      240,650
                                                     -----------  -----------
     Total Interest Expense                           12,625,789   12,598,194
                                                     -----------  -----------
     Net Interest Income                              11,684,151   10,940,318
                                                     -----------  -----------

  Provision for Loan Losses                               80,000      377,500
                                                     -----------  -----------
     Net Interest Income After Provision
     for Loan Losses                                  11,604,151   10,562,818
                                                     -----------  -----------

NON-INTEREST INCOME:
--------------------
  Service Fees                                           971,167      882,789
  Net Gain (Loss) on Sale of Loans                       <44,641>    <136,682>
  Net Gain (Loss) Sale of Investments                    187,255      304,866
  Other                                                  260,708      771,505
                                                     -----------  -----------
     Total Non-Interest Income                         1,374,489    1,822,478
                                                     -----------  -----------
NON-INTEREST EXPENSE:
---------------------
  Compensation and Employee Benefits                   3,314,129    2,702,611
  Building Occupancy                                   1,054,631      764,999
  Other Expenses                                       2,178,233    1,897,406
                                                     -----------  -----------
     Total Non-Interest Expense                        6,546,993    5,365,016
                                                     -----------  -----------

  Income Before Provision for
   Income Taxes                                        6,431,647    7,020,280
  Provisions for Income Taxes                          2,194,491    2,384,745
                                                     -----------  -----------
  Net Income                                          $4,237,156   $4,635,535
                                                     ===========  ===========
  Earnings Per Share:
   Basic Earnings Per Share                                 $.50         $.55
   Diluted Earnings Per Share                               $.49         $.54

     * All prior year numbers have been restated to reflect the merger of Bellingham Bancorporation effective June 19, 1999.

                  (See Notes to Financial Statements)

                                 Consolidated Statements of Changes in Stockholder's Equity
                                        6 Months Ended Sept 30, 1999 and 1998 *
                                                      (unaudited)

                 Common Stock
                 ------------       Additional                Accum Other      Debt      Trea-
               Number                Paid-In      Retained   Comprehensive     Related   sury
             Of Shares     At Par    Capital      Earnings      Income         to ESOP   Stock   Total
             ---------     ------    -------     -----------    ------         -------   -----   -----

Balance at
3/31/98      8,446,958  $8,446,958  $55,591,677  $22,900,670  $3,135,677     $<400,000>  $   0 $89,674,982

Cash div
on common
stock at
$.22 per
share                                             <1,637,017>                                   <1,637,017>

Stock opts.
exercised       4,201        4,201       37,309                                                     41,510

DRIP           16,242       16,242      249,537                                                    265,779

Net change
in other
Compre-
hensive
income                                                         416,132                             416,132

Net income                                         4,635,535                                     4,635,535

Regulatory
reclassifi-
cation
(Bellingham
Bancorp)                                 300,000    <300,000>                                            0

Balance at
9/30/98      8,467,401  $8,467,401  $56,178,523  $25,599,188  $ 3,551,809   $<400,000>  $    0 $93,396,921
             ---------  ----------  -----------  -----------  -----------   ----------  ------ -----------

Balance at
3/31/99      8,491,523  $8,491,523  $56,459,066  $28,638,576  $ 3,201,816   $<350,000>  $    0 $96,440,981

Cash div
on common
stock at                                            <1,965,050>                                 <1,965,050>

$.23 per
share

Stock opts
exercised       48,148      48,148     269,505                                                     317,653

DRIP            19,376      19,376     217,380                                                     236,756

Net change
in other
comprehen-
sive income                                                   <$1,384,115>                      <1,384,115>

Loan to ESOP
                                                                            <154,725>             <154,725>
Net income                                         4,237,156                                     4,237,156

            ---------  ----------  -----------  -----------  ----------     ----------  -----  ------------
Balance at
9/30/99     8,559,047  $8,559,047  $56,945,951  $30,910,682  $1,817,701     $<504,725>  $   0  $97,728,656
            =========  ==========  ===========  ===========  ==========     ==========  =====  ============

     *     All prior year numbers have been restated to reflect the merger of Bellingham Bancorporation effective June 19, 1999.

                                 (See Notes to Financial Statements)



                        HORIZON FINANCIAL CORP.
                CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        6 Months Ended
                                                            Sept 30,
                                                        1999         1998 *
                                                        ----         ------


Cash Flows From Operating Activities:
  Net Income                                       $ 4,237,156    $4,635,535
  Adjustments to Reconcile Net Income
   to Net Cash Provided by Operating Activities:
     Depreciation                                      493,446       244,488
  Provision for loan losses                             80,000        57,500

  Changes in Assets and Liabilities:
     Interest & Dividends Receivable                 < 425,088>       32,459
     Interest Payable                                   92,853       114,682
     Federal Income Tax (rec) Payable                 <583,125>      884,745
     Other Assets                                      225,345      <160,299>
     Other Liabilities                                 647,800    <2,147,419>
     Goodwill                                           28,702        47,836
     Other Real Estate Owned                          <323,468>            0
                                                   -----------    -----------
  Net Cash Flows from Operating Activities           4,473,621     3,709,527
                                                   -----------    -----------

Cash Flows From Investing Activities:
  Inv in Interest-Bearing Deposits, Net              4,344,982    <1,001,167>
  FHLB Stock                                           <17,900>     <105,400>
  Purchases of Investment securities-AFS            <6,280,000>            -
  Proceeds from Sales and Mat of
  Investments securities - AFS                      11,901,997     8,869,018
  Purchases of Investment Securities-HTM                 -               -
  Proceeds from Sales & Mat of
  Investment Securities- HTM                            25,982       994,694
  Purchases of Mtge Backed Securities-AFS                -              -
  Proceeds from Sales and Mat of Mtge
  Backed Sec-AFS                                     3,144,244    10,346,349
  Purch of Mtg. Backed Securities-HTM                    -             -
  Proceeds from Sales and Mat of Mtge Backed
  Securities-HTM                                     1,824,302     2,102,597
  Net Change in Loans                              <28,968,945>  <48,868,343>
  Purchases of Bank Premises and Equipment         < 2,832,295>   <1,126,937>
                                                   -----------   -----------
  Net Cash Flows From Investing Activities         <16,857,633>  <28,789,189>
                                                   -----------   -----------

     * All prior year numbers have been restated to reflect the merger of Bellingham Bancorporation effective June 19, 1999.

                 (See Notes to Financial Statements)

                         HORIZON FINANCIAL CORP.
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                          6 Months Ended
                                                             Sept 30,
                                                          1999        1998 *
                                                          ----        ------
Cash Flows From Financing Activities:
   Change in Deposits                                  109,883    11,726,059
   Borrowings                                       14,171,849    13,442,081
   Common Stock Issued, Net                            554,409       307,289
   Cash Dividends Paid                              <1,965,050>   <1,647,734>
   Treasury Stock purhased                                 -        <203,838>
                                                   -----------    ----------
   Net Cash Flows from Financing Activities         12,871,091    23,623,857
                                                   -----------    ----------
Net change in Cash and Cash Equivalents                487,079    <1,455,805>

Cash and Cash Equivalents,
   Beginning of Year                                10,889,530     9,841,417

Cash and Cash Equivalents,
   End of Year                                      11,376,609     8,385,612


SUPPLEMENTAL DISCLOSURE OF CASH
   FLOW INFORMATION

Cash Paid During the Period for:

   Interest Expense                                $12,017,442    12,326,851

   Income Taxes                                    $ 2,335,000     1,500,000


     * All prior year numbers have been restated to reflect the merger of Bellingham Bancorporation effective June 19, 1999.

                 (See Notes to Financial Statements)

                 HORIZON FINANCIAL CORP._PRIVATE __
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          THREE MONTHS AND SIX MONTHS ENDED SEPT 30, 1999
                           (unaudited)

NOTE A - Basis of Presentation
------------------------------
The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year. The March 31, 1999, consolidated statement of financial condition presented with the interim financial statements has been restated to reflect the merger of Bellingham Bancorporation effective June 19, 1999. For audited financial results, refer to the consolidated financial statements and footnotes thereto included in the Bank's annual report for the year ended March 31, 1999.

On October 13, 1995, Horizon Bank, a savings bank, ("Bank") reorganized into the holding company form of ownership ("Reorganization"), resulting in the Registrant becoming the sole stockholder of the Bank. Each outstanding share of common stock of the Bank and options to acquire shares of common stock of the Bank, became outstanding shares of common stock of the Registrant and options to acquire shares of common stock of the Registrant, respectively, as a result of the Reorganization. The consolidated financial statements for the three months and six months ended September 30, 1999, include the accounts of Horizon Financial Corp., the Bank and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation.

Prior to Reorganization, Horizon Financial Corp. had no material assets or liabilities and engaged in no business activity. Subsequent to the acquisition of the bank, Horizon Financial Corp. has engaged in no significant activity other than holding the stock of the Bank.

On June 19, 1999 Bellingham Bancorporation merged into Horizon Financial Corp. This transaction was accounted for as a pooling of interests. 983,186 shares were issued as a result of the merger. 262,990 of these shares were reissued after the retirement of the outstanding treasury shares which occurred just prior to the merger. As such, all prior year numbers have been restated to reflect the merger.

NOTE B - Net Income Per Share
-----------------------------
Basic earnings per share for the three months ended September 30, 1999 and 1998 are calculated on the basis of 8,542,973 and 8,465,901 weighted average shares outstanding. Diluted earnings per share for the three months ended September 30, 1999 and 1998 are calculated on the basis of 8,647,037 and 8,616,477 weighted average share outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.

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

The Bank's operations are conducted through 16 full-service office facilities, located in Whatcom, Skagit and Snohomish counties in northwest Washington. The Bank is recently opened an additional office in Whatcom County, located in the Barkley Village area of Bellingham, in the northeast portion of the city. In addition to serving the growing population in this area, this new office (approximately 15,000 square feet) will serve as an operation center to support additional growth for the Corporation. The Bank is also currently builfing an office at Murphy's Corner near Mill Creek, which will replace the Bank's current leased location in that area. During the fiscal year ended March 31, 1999, the Bank relocated its Edmonds office by purchasing the Dayton Place building at the corner of 5th and Dayton in downtown Edmonds. During the quarter ended June 30, 1999, the Bank purchased a bank site in Marysville, which will provide additional growth opportunities. The Bank's management continues to research sites for future development, with emphasis on locations in the growing Snohomish County markets.

At its March 19, 1998 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 747,000 shares) of the Corporation's outstanding common stock over the subsequent 24 month period. This repurchase plan was rescinded by the Board of Directors effective January 18, 1999 with the signing of the definitive agreement to merge with Bellingham Bancorporation..

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

Financial Condition
-------------------
Total consolidated assets for the Corporation as of September 30, 1999, were $683,136,852, an increase of 2.25% from the March 31, 1999 level of $668,116,102. This increase in assets was due primarily to the growth in loans receivable, which increased 3.41% to $551,858,140 at September 30, 1999, from $533,649,169 at March 31, 1999.

Total liabilities increased 2.40% to $585,408,196 at September 30, 1999, from $571,675,121 at March 31, 1999. The increase in liabilities was due to the growth in FHLB borrowings, which increased to $22,000,000 from $7,918,151. The primary reason for the growth in borrowings was to supplement a basically flat period of deposit growth, which increased slightly to $537,499,728 at September 30, 1999 from $537,389,845 at March 31, 1999.

Total stockholders' equity showed a small increase to $97,728,656 at September 30, 1999, from $96,440,981 at March 31, 1999.

Liquidity and Capital Resources
-------------------------------
The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals and other short-term cash requirements. At September 30, 1999, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $29,724,865.

As of September 30, 1999, the total book value of investments and mortgage-backed securities was $83,814,105 compared to a market value of $86,590,923, resulting in an unrealized gain of $2,776,818. On March 31, 1999, the book value of investments and mortgage-backed securities was $83,582,540 compared to a market value of $88,721,979 resulting in an unrealized gain of $5,139,439. The primary reason for this difference at September 30, 1999 compared to March 31, 1999 was the overall higher level of interest rates, which decreased the valuation of the bank's investment portfolio.

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

Stockholders' equity to total assets was 14.31% as of September 30, 1999, well in excess of the 5.0% minimum required by the FDIC in order to be considered well capitalized.


                         Comparative Results of Operations
                        For the Three and Six Months Ended
                           September 30, 1999 and 1998

Net Interest Income
-------------------
Net interest income for the three months ended September 30, 1999, increased 7.11% to $5,883,629 from $5,493,352 in the same time period of the previous year. Interest on loans for the quarter ended September 30, 1999, increased 5.70% to $10,817,675, from $10,234,754. This increase was due primarily to an overall growth in loans receivable. Interest and dividends on investments and mortgage-backed securities decreased 14.64% to $1,391,857, from $1,630,514 for the comparable quarter a year ago due to in part to a decrease in the size of the bank's investment portfolio. Total interest income increased 2.90% to $12,209,532 from $11,865,268. This increase is primarily attributable to an overall increase in interest earning assets over the prior period.

Total interest paid on deposits decreased 3.65% to $5,986,201 from $6,212,902 due in large part to a shift in the overall deposit mix, specifically the growth in non-interest bearing checking accounts. Interest on borrowings increased to $339,702 during the quarter, compared to $159,014 for the comparable period one year ago, due to a higher level of borrowings outstanding. During the quarter, the bank increased it's wholesale borrowings in order to further leverage its balance sheet and fund loan receivable growth due to a lack of growth in retail deposits.

Net interest income for the six-month period ended September 30, 1999 increased 6.80% to $11,684,151 from $10,940,318 for the comparable period one year ago. Total interest income increased 3.28% to $24,309,940 from $23,538,512, due primarily to the increase in the Bank's earning assets. Total interest expense for the six-month period increased slightly to $12,625,789 from $12,598,194.

Provision for losses on loans

The provision for losses on loans for the three months ended September 30, 1999, increased 9.10% to $36,000 from $33,000 in the same time period of the previous year. The provision for losses for the six months ended September 30, 1999 decreased 78.81% to $80,000 from $377,500 for the same period one year ago. The provision made during the six months ended September 30, 1998, represented 96% of the loan loss provisions for the entire fiscal year. At September 30, 1999, the loan loss reserve balance was $4,517,922. This represents .82% of loans receivable, compared to .83% as of September 30, 1998. The Bank's management considers this to be an adequate level of reserves at this time.

As of September 30, 1999, the Bank had $254,364 in loans over 90 days delinquent compared to $170,496 at September 30, 1998. This is due in part to the changing mix of loans on the Bank's balance sheet, which now includes more commercial, consumer, VISA and other unsecured loans.

Non Interest Income
-------------------
Non interest income for the three months ended September 30, 1999, decreased 29.68% to $576,553 from $819,837 for the same time period a year ago. The primary reason for the decline was due to the change in other income, which decreased 64.48% to $146,255 from $411,752 at September 30, 1998. One significant reason for this difference relates to the sale of mortgage servicing rights. Prior to the merger with Horizon, the Bank of Bellingham's mortgage division sold its mortgage servicing rights at the time it sold loans in the secondary market. Horizon, however, retains the servicing rights on the loans it sells, which defers income into future quarters as servicing fee income. The quarter ended September 30, 1998 was an active quarter of servicing released loan sales, therefore the non-interest income for that period was higher than the quarter ended September 30, 1999.

Non interest income for the six months ended September 30, 1999 decreased 24.58% to $1,374,489 from $1,822,478. The net gain/loss on sale of loans showed a loss of $44,641 during the six-months ended September 30, 1999, compared to a loss of $136,682 in the prior period. This decline in losses is due to an inactive period in loan sales. The net gain/loss on sales of investment securities decreased 38.58% to $187,255 from $304,866 for the comparable period one year ago. These gains were due primarily to the sale of selected common stocks and mortgage backed securities from the Bank's investment portfolio during the periods. Other non-interest income for the six-month period decreased 66.21% to $260,708 from $771,505, due primarily to the reasons stated in the discussion above regarding the sale of mortgage loan servicing rights.

Non Interest Expense
--------------------
Non interest expense for the three months ended September 30, 1999, increased 11.59% to $3,082,144 from $2,762,070. Compensation and employee benefits increased 16.90% for the quarter ended September 30, 1999, to $1,660,091 from $1,420,126. This is due primarily the overall growth in employment at the Bank from the prior year period. Building occupancy for the quarter ended September 30, 1999 increased 36.15% to $522,064 from $383,461. Factors contributing to this increase include: a new office in Bellingham opened November 1999, a new office in Edmonds, opened in March 1999; a new office in Bellingham, opened by the Bank of Bellingham in November 1998; and considerable technology upgrades implemented over the past year, including the replacement of most of the personal computers at the Bank, and the installation of a wide area network. Other non-interest expense decreased 6.10% to $899,989 from $958,483 for the same period one year ago.

Non interest expense for the six months ended September 30, 1999 increased 22.03% to $6,546,993 from $5,365,016. Compensation and employee benefits increased 22.63% to $3,314,129 from $2,702,611. Building occupancy expenses for the six months increased 37.86% to $1,054,631 from $764,999. Other expenses increased 14.80% to $2,178,233 at September 30, 1999 compared to

$1,897,406 for the prior period due primarily to the reasons stated in the discussion above regarding the quarterly results.

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

Regulation.   Financial institution regulators have increased their focus upon
Year 2000 issues and have issued guidance concerning the responsibilities of senior management and directors. The sole subsidiary of Horizon Financial Corp., Horizon Bank ("Bank") has been examined by the FDIC and the State of Washington's Department of Financial Institutions on several occasions, including both on-site and off-site exams. The Bank's most recent exam was conducted by the State of Washington in August of 1999. Regulations do not allow the Bank to make public the results of the State or FDIC examinations. However, the Bank's Board of Directors reviews each report, and the Board is satisfied with management's progress to date regarding Year 2000 issues.

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

                                  HORIZON FINANCIAL CORP.

                                     By:/s/ V. Lawrence Evans
                                        -------------------------------
                                        V. Lawrence Evans
                                        President and Chief Executive Officer


                                     By: /s/ Richard P. Jacobson
                                        -------------------------------
                                        Richard P. Jacobson
                                        Chief Financial Officer


                                     Dated:          November 12, 1999
                                           ---------------------------