Form 10-Q
period 1999-12-31
HORIZON FINANCIAL CORP
filed 2000-02-11
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                               FORM 10-Q

                              (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934

             For the quarterly period ended December 31, 1999

                                  OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934

    For the transition period from ________________to _________________.

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

                           YES   X   NO
                               ----    ----

As of January 27, 2000, 8,630,515 common shares, $1.00 par value, were outstanding.

                      HORIZON FINANCIAL CORP.

INDEX                                                               PAGE
-----                                                               ----
PART 1     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Statements of Financial Condition            3

           Consolidated Statements of Operations                     4-5

           Consolidated Statements of Stockholders' Equity           6

           Consolidated Statements of Cash Flow                      7-8

           Notes to Consolidated Financial Statements                9-10

Item 2     Management's discussion and Analysis of Financial
             Condition and Results of Operations                    10-14

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                        15

Item 2     Changes in Securities                                    15

Item 3     Defaults Upon Senior Securities                          15

Item 4     Submission of Matters to a Vote of  Security Holders     15

Item 5     Other Information                                        15

Item 6     Exhibits and Reports on Form 8-K                         15

           SIGNATURES
                                 2

                         HORIZON FINANCIAL CORP.
             Consolidated Statements of Financial Condition


                                                     Dec 31,       March 31,
                                                       1999          1999   *
                                                       ----          --------
                                                  (Unaudited)     (Unaudited)
ASSETS:
-------
  Cash and Due from Banks                       $  9,677,189    $  10,889,530
  Interest-Bearing Deposits                        8,997,382       15,572,363
  Investment Securities   Available for Sale      14,365,235       27,631,904
  Investment Securities-Held to Maturity           1,367,400        1,391,873
  Mortgage-Backed Securities-Available for Sale   47,355,060       43,886,859
  Mortgage-Backed Securities-Held to Maturity      8,626,465       10,959,539
  Federal Home Loan Bank stock                     5,019,600        4,861,700
  Loans Receivable                               569,277,842      533,649,169
  Accrued Interest and Dividends Receivable        4,121,914        3,739,470
  Property and Equipment, Net                     14,952,840       11,609,414
  Goodwill                                           645,793          688,846
  Other real estate owned                            323,468                0
  Other Assets                                     3,075,184        3,235,435
                                                ------------     ------------
          Total Assets                          $687,805,372     $668,116,102
                                                ============     ============
LIABILITIES:
------------
  Deposits                                      $549,028,847     $537,389,845
  Securities sold under agreements to repurchase  10,030,000       14,800,000
  Borrowings                                      22,000,000        7,918,151
  Accounts payable and other liabilities           5,032,903        6,034,947
  Advances by Borrowers for Taxes and Insurance      588,069          928,618
  Deferred Compensation                            1,307,425        1,260,100
  Net Deferred Income Tax Liabilities              1,455,225        2,572,474
  Income Tax Payable                                       0          770,986
                                                ------------     ------------
          Total Liabilities                     $589,442,469     $571,675,121
                                                ============     ============
STOCKHOLDERS' EQUITY:
---------------------
  Serial Preferred Stock, $1.00 Par Value,
    10,000,000 Shares Authorized;
    None Issued or Outstanding                             -               -
  Common Stock, $1.00 Par Value,
    30,000,000 shares Authorized;
    8,574,893 and 8,491,523 Shares Issued
    and Outstanding                            $  8,574,893      $  8,491,523
  Paid-in Capital                                57,091,177        56,459,066
  Retained Earnings                              32,074,955        28,638,576
  Other Comprehensive Income                      1,126,603         3,201,816
  Debt Related to ESOP                             <504,725>         <350,000>
                                               ------------      ------------
  Total Stockholders' Equity                   $ 98,362,903      $ 96,440,981
                                               ------------      ------------
          Total Liabilities and                $687,805,372      $668,116,102
              Stockholders' Equity             ============      ============

*    All prior year numbers have been restated to reflect the merger of
              Bellingham Bancorporation effective June 19, 1999.

                      (See Notes to Financial Statements)

                       HORIZON FINANCIAL CORP.
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      3 Months Ended
                                                           Dec 31,
                                                    1999           1998*
INTEREST INCOME:                                    ----           ----
----------------
  Interest on Loans                              $11,038,740     $10,799,891
  Interest and Dividends on Investment and
    Mortgage-Backed Securities                     1,597,587       1,546,166
                                                 -----------     -----------
      Total Interest Income                       12,636,327      12,346,057

INTEREST EXPENSE:
-----------------
  Interest on Deposits                             6,198,868       6,201,982
  Interest on Borrowings                             473,029         212,952
                                                 -----------     -----------
      Total Interest Expense                       6,671,897       6,414,934
                                                 -----------     -----------
      Net Interest Income                          5,964,430       5,931,123
                                                 -----------     -----------
  Provision for Loan Losses                           49,884         107,000
      Net Interest Income After Provision        -----------     -----------
      For Loan Losses                              5,914,546       5,824,123
                                                 -----------     -----------

NON-INTEREST INCOME:
--------------------
  Service Fees                                       411,883         453,628
  Net Gain (Loss) on Sale of Loans                   <25,924>       <112,979>
  Net Gain (Loss) on Sale of Investments                   0               0
  Other                                              141,564         316,844
                                                 -----------     -----------
      Total Non-Interest Income                      527,523         657,493
                                                 -----------     -----------
NON-INTEREST EXPENSE:
---------------------
  Compensation and Employee Benefits               1,719,564       1,443,079
  Building Occupancy                                 546,781         405,031
  Other Expenses                                     972,156         993,740
                                                 -----------     -----------
      Total Non-Interest Expense                   3,238,501       2,841,850
                                                 -----------     -----------

  Income Before Provision for
    Income Taxes                                   3,203,568       3,639,766
  Provision for Income Taxes                       1,010,736       1,234,282
                                                 -----------     -----------
  Net Income                                      $2,192,832      $2,405,484
                                                 ===========     ===========

  Earnings Per Share:
    Basic Earnings Per Share                            $.26            $.28
    Diluted Earnings Per Share                          $.25            $.28

* All prior year numbers have been restated to reflect the merger of Bellingham Bancorporation effective June 19, 1999.

                      (See Notes to Financial Statements)

                          HORIZON FINANCIAL CORP.
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      9 Months Ended
                                                          Dec. 31,
                                                   1999             1998*
                                                   ----             -----
INTEREST INCOME:
----------------
  Interest on Loans                             $32,390,196      $31,176,138
  Interest and Dividends on Investment
  and Mortgage-Backed Securities                  4,556,071        4,708,431
                                                -----------      -----------
         Total Interest Income                   36,946,267       35,884,569

INTEREST EXPENSE:
-----------------
  Interest on Deposits                           18,173,553       18,559,526
  Interest on Borrowings                          1,124,133          453,602
                                                -----------      -----------
         Total Interest Expense                  19,297,686       19,013,128
                                                -----------      -----------
         Net Interest Income                     17,648,581       16,871,441
                                                -----------      -----------
  Provision for Loan Losses                         129,884          484,500
    Net Interest Income After Provision         -----------      -----------
    for Loan Losses                              17,518,697       16,386,941
                                                -----------      -----------

NON-INTEREST INCOME:
--------------------
  Service Fees                                    1,383,050        1,336,417
  Net Gain (Loss) on Sale of Loans                  <70,565>        <249,661>
  Net Gain (Loss) Sale of Investments               187,255          304,866
  Other                                             402,272        1,088,349
                                                -----------      -----------
         Total Non-Interest Income                1,902,012        2,479,971
                                                -----------      -----------

NON-INTEREST EXPENSE:
---------------------
  Compensation and Employee Benefits              5,033,693        4,145,690
  Building Occupancy                              1,601,412        1,170,030
  Other Expenses                                  3,150,389        2,891,146
                                                -----------      -----------
         Total Non-Interest Expense               9,785,494        8,206,866
                                                -----------      -----------
  Income Before Provision for
    Income Taxes                                  9,635,215       10,660,046
  Provisions for Income Taxes                     3,205,227        3,619,027
                                                -----------      -----------
  Net Income                                     $6,429,988       $7,041,019
                                                ===========      ===========

  Earnings Per Share:
    Basic Earnings Per Share                           $.75             $.83
    Diluted Earnings Per Share                         $.74             $.82

* All prior year numbers have been restated to reflect the merger of Bellingham Bancorporation effective June 19, 1999.

                      (See Notes to Financial Statements)


                               Consolidated Statements of Changes in Stockholder's Equity
                                           9 Months Ended Dec 31, 1999 and 1998 *
                                                            (unaudited)

                                                             Accum
                 Common Stock         Addi-                  Other
                 ------------        tional                 Compre-      Debt
               Number                Paid-In   Retained     hensive    Related    Treasury
             Of Shares   At  Par     Capital   Earnings     Income     to ESOP      Stock         Total
             ---------   -------     -------   ---------    -------    -------    --------        -----
Balance at
3/31/98      8,446,958 $8,446,958 $55,591,677 $22,900,670  $3,135,677 $<400,000>   $     0     $89,674,982

Cash div on
common stock
at $.33 per
share                                          <2,473,025>                                      <2,473,025>

Stock opts.
exercised        6,368      6,368      53,788                                                       60,156

DRIP            26,154     26,154     374,671                                                      400,825

Net change in
other Compre-
hensive income                                                772,512                              772,512

Net income                                      7,041,019                                        7,041,019

Regulatory
reclassifi-
cation
(Bellingham
Bancorp)                              300,000    <300,000>                                               0

Balance at   --------- ---------- ----------- ----------- -----------  -----------  ------    ------------
12/31/98     8,479,480 $8,479,480 $56,320,136 $27,168,664 $ 3,908,189  $  <400,000> $    0    $ 95,476,469
             ========= ========== =========== =========== ===========  ===========  ======    ============
Balance at
3/31/99      8,491,523 $8,491,523 $56,459,066 $28,638,576 $ 3,201,816  $  <350,000> $    0    $ 96,440,981

Cash div
on common                                      <2,993,609>                                      <2,993,609>
stock at
$.35 per
share

Stock opts
exercised       51,943     51,943     290,457                                                      342,400

DRIP            31,427     31,427     341,654                                                      373,081

Net change
in other
compre-
hensive
income                                                    <$2,075,213>                          <2,075,213>

Loan to
ESOP                                                                      <154,725>               <154,725>

Net income                                      6,429,988                                        6,429,988
             --------- ---------- ----------- ----------- -----------  -----------  ------    ------------
Balance at
12/31/99     8,574,893 $8,574,893 $57,091,177 $32,074,955 $ 1,126,603  $  <504,725> $    0    $ 98,362,903
             ========= ========== =========== =========== ===========  ===========  ======    ============


* All prior year numbers have been restated to reflect the merger of Bellingham Bancorporation effective
June 19, 1999.

                                (See Notes to Financial Statements)

                           HORIZON FINANCIAL CORP.
                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         9 Months Ended
                                                              Dec 31,
                                                       1999          1998*
                                                       ----           -----

Cash Flows From Operating Activities:
  Net Income                                       $ 6,429,988    $7,041,019
  Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating Activities:
      Depreciation                                     763,333       383,629
  Provision for loan losses                            129,884       484,500

  Changes in Assets and Liabilities:
      Interest & Dividends Receivable                < 382,444>      164,392
      Interest Payable                                  52,373        31,497
      Federal Income Tax (rec) Payable                <770,986>      636,130
      Other Assets                                     160,251      <350,806>
      Other Liabilities                             <1,402,685>   <3,922,657>
      Goodwill                                          43,053        62,187
      Other Real Estate Ow                            <323,468>            0
                                                   -----------    ----------

  Net Cash Flows from Operating Activities           4,699,299     4,702,998
                                                   -----------    ----------

Cash Flows From Investing Activities:
  Inv in Interest-Bearing Deposits, Net              6,574,981     5,708,833
  FHLB Stock                                          <157,900>     <111,000>
  Purchases of Investment securities-AFS            <7,254,219>   <5,563,600>
  Proceeds from Sales and Mat of
  Investments securities - AFS                      19,656,272     5,108,157
  Purchases of Investment Securities - HTM                -             -
  Proceeds from Sales & Mat of
  Investment Securities-HTM                             24,473       993,223
  Purchases of Mtge Backed Securities-AFS           <5,967,146>         -
  Proceeds from Sales and Mat of Mtge
  Backed Sec-AFS                                    10,751,391    13,568,858
  Purch of Mtg. Backed Securities-HTM                     -             -
  Proceeds from Sales and Mat of Mtge Backed
  Securities-HTM                                     2,333,074     3,407,533
  Net Change in Loans                              <46,438,531>  <67,621,948>
  Purchases of Bank Premises and Equipment         < 4,106,759>   <4,071,555>
                                                    ----------    ----------
  Net Cash Flows From Investing Activities         <24,584,364>  <48,581,499>
                                                    ----------    ----------


     *    All prior year numbers have been restated to reflect the merger of
                  Bellingham Bancorporation effective June 19, 1999.

                         (See Notes to Financial Statements)

                         HORIZON FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      9 Months Ended
                                                           Dec 31,
                                                    1999            1998*
                                                    ----            -----
Cash Flows From Financing Activities:
     Change in Deposits                          11,639,002       26,869,988
     Borrowings                                   9,311,849       19,569,575
     Common Stock Issued, Net                       715,481          460,981
     Cash Dividends Paid                         <2,993,609>      <2,471,590>
     Treasury Stock purhased                           -            <203,838>
                                                 ----------       ----------
     Net Cash Flows from Financing Activities    18,672,723       44,225,116
                                                 ----------       ----------

Net change in Cash and Cash Equivalents          <1,212,341>         346,615

Cash and Cash Equivalents,
     Beginning of Year                           10,889,530        9,841,417

Cash and Cash Equivalents,
     End of Year                                  9,677,189       10,188,032


SUPPLEMENTAL DISCLOSURE OF CASH
     FLOW INFORMATION

Cash Paid During the Period for:

     Interest Expense                           $18,277,048       17,554,370

     Income Taxes                               $ 3,960,000        2,825,000

*    All prior year numbers have been restated to reflect the merger of
             Bellingham Bancorporation effective June 19, 1999.

                   (See Notes to Financial Statements)

                          HORIZON FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS AND NINE MONTHS ENDED DEC 31, 1999
                               (unaudited)

NOTE A - Basis of Presentation
------------------------------
The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended December 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year. The March 31, 1999, consolidated statement of financial condition presented with the interim financial statements has been restated to reflect the merger of Bellingham Bancorporation effective June 19, 1999. For audited financial results, refer to the consolidated financial statements and footnotes thereto included in the Bank's annual report for the year ended March 31, 1999.

On October 13, 1995, Horizon Bank, a savings bank, ("Bank") reorganized into the holding company form of ownership ("Reorganization"), resulting in the Registrant becoming the sole stockholder of the Bank. Each outstanding share of common stock of the Bank and options to acquire shares of common stock of the Bank, became outstanding shares of common stock of the Registrant and options to acquire shares of common stock of the Registrant, respectively, as a result of the Reorganization. The consolidated financial statements for the three months and nine months ended December 31, 1999, include the accounts of Horizon Financial Corp., the Bank and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation.

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

NOTE B - Net Income Per Share
-----------------------------
Basic earnings per share for the three months ended December 31, 1999 and 1998 are calculated on the basis of 8,566,711 and 8,469,413 weighted average shares outstanding. Diluted earnings per share for the three months ended December 31, 1999 and 1998 are calculated on the basis of 8,640,591 and 8,596,475 weighted average share outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.

NOTE C - Reclassification
-------------------------
Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income. All prior year numbers have been restated to reflect the merger with Bellingham Bancorporation.

                         HORIZON FINANCIAL CORP.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS

General
-------
The Corporation was formed under Washington law on May 22, 1995, and became the holding company of the Bank, effective October 13, 1995. As a bank holding company, the Corporation has a number of additional options and operating advantages over the Bank. These include, but are not limited to: expanded business diversification options; flexibility in acquisitions; and the ability to repurchase its own stock without incurring the adverse tax consequences of recapturing portions of the Bank's bad debt reserve. The Bank was organized in 1922 as a Washington state-chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979, the Bank converted to a Washington state-chartered mutual savings bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). On August 12, 1986, the Bank then converted to a state-chartered stock savings bank. The primary business of the Bank is to acquire funds in the form of checking and savings deposits and to use the funds to make residential, commercial and consumer loans in the Bank's primary market area.

The Bank's operations are conducted through 16 full-service office facilities, located in Whatcom, Skagit and Snohomish counties in northwest Washington. The Bank recently opened an additional office in Whatcom County, located in the Barkley Village area of Bellingham, in the northeast portion of the city. In addition to serving the growing population in this area, this new office (approximately 15,000 square feet) serves as an operation center to support additional growth for the Corporation. The Bank is also currently building an office at Murphy's Corner near Mill Creek, which will replace the Bank's current leased location in that area. During the fiscal year ended March 31, 1999, the Bank relocated its Edmonds office by purchasing the Dayton Place building at the corner of 5th and Dayton in downtown Edmonds. During the quarter ended June 30, 1999, the Bank purchased a bank site in Marysville, which will provide additional growth opportunities. The Bank's management continues to research sites for future development, with emphasis on locations in the growing Snohomish County markets.

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

On January 19, 2000, the Corporation announced a stock repurchase plan. The plan allows the repurchase of up to 10% (approximately 863,000 shares) of the Corporation's outstanding common stock over the subsequent 24 month period.

Financial Condition
-------------------
Total consolidated assets for the Corporation as of December 31, 1999, were $687,805,372, an increase of 2.95% from the March 31, 1999 level of $668,116,102. This increase in assets was due primarily to the growth in loans receivable, which increased 6.68% to $569,277,842 at December 31, 1999, from $533,649,169 at March 31, 1999.

Total liabilities increased 3.11% to $589,442,469 at December 31, 1999, from $571,675,121 at March 31, 1999. The increase in liabilities was due to the growth in FHLB borrowings, which increased to $22,000,000 from $7,918,151. The primary reason for the growth in borrowings was to supplement a slow period of deposit growth, which increased 2.17% to $549,028,847 at December 31, 1999 from $537,389,845 at March 31, 1999.

Total stockholders' equity showed a small increase to $98,362,903 at December 31, 1999, from $96,440,981 at March 31, 1999.

Liquidity and Capital Resources
-------------------------------
The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals and other short-term cash requirements. At December 31, 1999, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $29,724,865.

As of December 31, 1999, the total book value of investments and mortgage-backed securities was $74,886,785 compared to a market value of $76,549,661, resulting in an unrealized gain of $1,662,876. On March 31, 1999, the book value of investments and mortgage-backed securities was $83,582,540 compared to a market value of $88,721,979 resulting in an unrealized gain of $5,139,439. The primary reason for this difference at December 31, 1999 compared to March 31, 1999 was the overall higher level of interest rates, which decreased the valuation of the bank's investment portfolio.

The Bank's primary sources of funds are cash flow from operations, which consist mainly of mortgage loan repayments; deposit increases; loan sales; borrowings; and cash received from the maturity or sale of investment securities. These funds are primarily used to originate real estate, consumer and commercial loans.

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

Stockholders' equity to total assets was 14.30% as of December 31, 1999, well in excess of the 5.0% minimum required by the FDIC in order to be considered well capitalized.


                   Comparative Results of Operations
                  For the Three and Nine Months Ended
                       December 31, 1999 and 1998


Net Interest Income
-------------------
Net interest income for the three months ended December 31, 1999, increased
 .56% to $5,964,430 from $5,931,123 in the same time period of the previous year. Interest on loans for the quarter ended December 31, 1999, increased 2.21% to $11,038,740, from $10,799,891. This increase was due primarily to an overall growth in loans receivable. Interest and dividends on investments and mortgage-backed securities increased 3.33% to $1,597,587, from $1,546,166 for the comparable quarter a year ago due to in part to recognizing FHLB dividends during the quarter. Total interest income increased 2.35% to $12,636,327 from $12,346,057. This increase is primarily attributable to an overall increase in interest earning assets over the prior period.

Total interest paid on deposits decreased slightly to $6,198,868 from $6,201,982. Interest on borrowings increased to $473,029 during the quarter, compared to $212,952 for the comparable period one year ago, due to a higher level of borrowings outstanding. During the quarter, the bank increased it's wholesale borrowings in order to further leverage its balance sheet and fund loan receivable growth due to a slow growth in retail deposits.

Net interest income for the nine-month period ended December 31, 1999 increased 4.61% to $17,648,581 from $16,871,441 for the comparable period one year ago. Total interest income increased 2.96% to $36,946,267 from $35,884,569, due primarily to the increase in the Bank's earning assets. Total interest expense for the nine-month period increased slightly to $19,297,686 from $19,013,128.

Provision for losses on loans

The provision for losses on loans for the three months ended December 31, 1999, decreased 53.38% to $49,884 from $107,000 in the same time period of the previous year. The provision for losses for the nine months ended December 31, 1999 decreased 73.19% to $129,884 from $484,500 for the same period one year ago. The provision made during the nine months ended December 31, 1998, represented 100% of the loan loss provisions for the entire fiscal year. At December 31, 1999, the loan loss reserve balance was $4,558,639. This represents .80% of loans receivable, compared to .87% as
of December 31, 1998.   The Bank's management considers this to be an adequate
level of reserves at this time.

As of December 31, 1999, the Bank had $666,407 in loans over 90 days delinquent compared to $422,468 at December 31, 1998. This is due in part to the changing mix of loans on the Bank's balance sheet, which now includes more commercial, consumer, VISA and other unsecured loans.

Non Interest Income
-------------------
Non interest income for the three months ended December 31, 1999, decreased 19.77% to $527,523 from $657,493 for the same time period a year ago. The primary reason for the decline was due to the change in other income, which decreased 55.32% to $141,564 from $316,844 at December 31, 1998. One significant reason for this difference relates to the sale of mortgage servicing rights. Prior to the merger with Horizon, the Bank of Bellingham's mortgage division sold its mortgage servicing rights at the time it sold loans in the secondary market. Horizon, however, retains the servicing rights on the loans it sells, which defers income into future quarters as servicing fee income.

Non interest income for the nine months ended December 31, 1999 decreased 23.31% to $1,902,012 from $2,479,971. The net gain/loss on sale of loans showed a loss of $70,565 during the nine-months ended December 31, 1999, compared to a loss of $249,661 in the prior period. This decline in losses is due to an inactive period in loan sales. The net gain/loss on sales of investment securities decreased 38.58% to $187,255 from $304,866 for the comparable period one year ago. This difference is due primarily to the sale of selected common stocks and mortgage backed securities from the Bank's investment portfolio during the year ended December 31, 1998. Other non-interest income for the nine-month period decreased 63.04% to $402,272 from $1,088,349, due primarily to the reasons stated in the discussion above regarding the sale of mortgage loan servicing rights.

Non Interest Expense
--------------------
Non interest expense for the three months ended December 31, 1999, increased 13.96% to $3,238,501 from $2,841,850. Compensation and employee benefits increased 19.16% for the quarter ended December 31, 1999, to $1,719,564 from $1,443,079. This is due is part to expenses related to the Bank's deferred compensation plan and growth in personnel in the Bank's commercial division. Building occupancy for the quarter ended December 31, 1999 increased 35.00% to $546,781 from $405,031. Factors contributing to this increase include: a new office in Bellingham opened November 1999, a new office in Edmonds, opened in March 1999; a new office in Bellingham, opened by the Bank of Bellingham in November 1998; and considerable technology upgrades implemented over the past year, including the replacement of most of the personal computers at the Bank, and the installation of a wide area network. Other non-interest expense decreased 2.17% to $972,156 from $993,740 for the same period one year ago.

Non interest expense for the nine months ended December 31, 1999 increased 19.24% to $9,785,494 from $8,206,866. Compensation and employee benefits increased 21.42% to $5,033,693 from $4,145,690. Building occupancy expenses for the nine months increased 36.87% to $1,601,412 from $1,170,030. Other expenses increased 8.97% to $3,150,389 at December 31, 1999 compared to $2,891,146 for the prior period due primarily to the reasons stated in the discussion above regarding the quarterly results.

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

                          HORIZON FINANCIAL CORP.



                                By: /s/V. Lawrence Evans
                                    --------------------------------------
                                    V. Lawrence Evans
                                    President and Chief Executive Officer


                                By: /s/Richard P. Jacobson
                                    --------------------------------------
                                    Richard P. Jacobson
                                    Chief Financial Officer


                                Dated:   February 11, 2000
                                      -------------------------