Form 10-K405
period 2000-03-31
HORIZON FINANCIAL CORP
filed 2000-06-28
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                       ---------------------------

                                FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     Commission File Number:  0-27062

                          Horizon Financial Corp.
                     --------------------------------
          (Exact name of registrant as specified in its charter)

Chartered by the State of Washington                         91-1695422
---------------------------------------------          ----------------
(State or other jurisdiction of incorporation          (I.R.S. Employer
 or organization)                                      Identification No.)

1500 Cornwall Avenue, Bellingham, Washington                   98225
---------------------------------------------          -----------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (360) 733-3050
                                                       -----------------
Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----
Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, par value $1.00 per share
                  ---------------------------------------
                             (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES   X   NO
                                                  ------   ------
     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-K or any amendments to this Form 10-K.  YES      NO    X
                                                   ------   ------
     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Stock Market under the symbol "HRZB" on June 7, 2000, was $80,750,387 (8,282,091 shares at $9.75 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders. (Parts II. and III).

                              PART I

Item 1.  Business
-----------------
(a) General
    -------
     Horizon Financial Corp. ("Horizon Financial" or the "Corporation") was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank ("Horizon Bank" or the "Bank"), effective October 13, 1995. Effective June 19, 1999 the Corporation completed the acquisition of Bellingham Bancorporation, whose wholly-owned subsidiary, Bank of Bellingham, was merged with and into Horizon Bank. At March 31, 2000, the Corporation had total assets of $713.9 million, total deposits of $564.3 million and total equity of $95.9 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

     The Bank was organized in 1922 as a Washington State chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979, the Bank converted to a Washington State chartered mutual savings bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). On August 12, 1986, the Bank converted to a state chartered stock savings bank under the name "Horizon Bank, a savings bank". The Bank became a member of the Federal Home Loan Bank ("FHLB") of Seattle in December 1998. Effective March 1, 2000, the Bank changed its name to its current title, "Horizon Bank".

     The Bank's operations are conducted through 16 full-service office facilities, located in Whatcom, Skagit and Snohomish counties in Northwest Washington. The acquisition of Bellingham Bancorporation increased Horizon Financial's and Horizon Bank's presence in Whatcom County. During fiscal 2000, the Bank opened an additional office in Whatcom County, located in the Barkley Village area of Bellingham, in the northeast portion of the city. In addition to serving the growing population in this area, this new office (approximately 15,000 square feet) serves as an operation center to support additional growth for the Corporation. The Bank also completed construction of a new office building at Murphy's Corner near Mill Creek, which replaced the Bank's leased location in that area. During fiscal 2000, the Bank purchased a bank site in Marysville, which will provide additional growth opportunities. The Bank's management continues to research sites for future development, with emphasis on locations in the growing Snohomish County markets.

       At its January 19, 2000 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 863,000 shares) of the Corporation's outstanding Common Stock over a 24 month period. During the fiscal year ended March 31, 2000, the Corporation repurchased 366,000 shares of its Common Stock, compared to the repurchase of 13,900 shares of Common Stock during the prior year. The Corporation had authorized a repurchase plan in March 1998, which plan was rescinded by the Board of Directors effective January 18, 1999, with the signing of the definitive agreement to merge with Bellingham Bancorporation, as discussed below.

Acquisition
-----------
     On June 19, 1999, the Corporation completed the acquisition of Bellingham Bancorporation, a Washington corporation, headquartered in Bellingham, Washington. The acquisition was accomplished in an all stock transaction valued at approximately $15.5 million, including the assumption of outstanding Bellingham Bancorporation stock options and warrants. The Corporation exchanged 2.74 shares of its Common Stock for each Bellingham Bancorporation share. In this regard, Horizon Financial issued approximately 1,129,264 shares of its Common Stock in the transaction. The acquisition was accounted for as a pooling of interests.

     Prior to the acquisition, Bellingham Bancorporation was a $64.3 million, bank holding company for the Bank of Bellingham, its primary subsidiary. The Bank of Bellingham was founded in 1992 by a group of local business people for the purpose of providing commercial banking services to the local community, and operated three full-service banking facilities in Bellingham.

Lending Activities
------------------
     General. The Bank's loan portfolio totaled $589,583,539 at March 31, 2000, representing approximately 82.58% of its total assets. On that date, 69.58% of total outstanding loans consisted of loans secured by mortgages on single family residential properties, 3.82% of the loans consisted of loans secured by two-to- four unit residential properties, 3.54% of total outstanding loans consisted of loans secured by mortgages on over four unit residential properties, and 19.56% of total outstanding loans consisted of commercial loans and commercial real estate loans. The balance of the Bank's outstanding loans at that date consisted of secured consumer loans and loans secured by savings deposits.

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

     In order to have the ability to make the yields on its loan portfolio and investments more interest rate sensitive, the Bank has implemented a number of measures. Those measures include: (i) adoption of a policy under which the Bank generally originates long-term, fixed-rate mortgage loans when such loans are written to specifications promulgated by the Federal Home Loan Mortgage Corporation ("FHLMC") and qualify for sale in the secondary market, (ii) origination of ARM loans on residential and commercial properties subject to market conditions, (iii) origination of variable rate commercial and consumer loans, and (iv) increased emphasis on originating 10 and 15 year amortizing mortgage loans. At March 31, 2000, $312,132,877 (or 52.9%) of the Bank's net mortgage loans receivable were comprised of loans that were other than long-term fixed-rate mortgage loans (i.e., loans with maturities greater than 15 years, which historically have been the industry's traditional area of lending activity).

     The following table provides selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.


                                                                   At March 31,
                                   --------------------------------------------------------------------
                                       2000         1999         1998         1997         1996
                                       ----         ----         ----         ----         ----
Type of Loan:
First mortgage loans:
  One- to-four family. . . . . . .$ 606,702,881 $ 564,394,944 $ 486,107,297 $ 428,045,812 $ 388,962,279
  One- to-four family
    construction . . . . . . . . .   25,911,941    23,817,577    15,676,088    13,902,046    13,921,353
  Participations sold. . . . . . . (176,537,497) (163,526,986) (112,251,375)  (83,742,111)  (57,668,222)
                                   ------------- ------------- ------------- ------------- ------------
         Subtotal. . . . . . . . .  456,077,325   424,685,535   389,532,010   358,205,747   345,215,410

  Commercial construction/land
     development . . . . . . . . .   18,716,744     2,505,484    14,381,275     8,193,186     5,243,040
  Residential commercial
     real estate . . . . . . . . .   21,999,357    18,158,927    17,793,806    13,572,385    13,870,686
  Nonresidential commercial
     real estate . . . . . . . . .   88,322,611    74,120,509    46,148,886    37,198,647    40,760,363
  Commercial loans . . . . . . . .   14,472,300    19,293,804    11,936,000    14,814,000    10,776,000
  Home equity secured. . . . . . .   16,952,862    13,499,198    16,701,470    18,358,470    13,632,690
  Other consumer loans . . . . . .    4,829,230     5,216,800     5,812,765     7,250,176     4,043,386
                                  ------------- ------------- ------------- ------------- -------------
        Subtotal . . . . . . . . .  621,370,429   557,480,257   502,306,212   457,592,611   433,541,575

Less:
  Deferred loan fees . . . . . . .   (7,397,782)   (7,203,886)   (6,924,744)   (6,885,376)   (7,596,712)
  Loan loss reserve. . . . . . . .   (4,757,152)   (4,463,305)   (4,085,203)   (3,779,761)   (3,490,150)
  Loans in process . . . . . . . .  (19,631,956)  (12,163,897)  (12,635,603)   (7,653,078)   (5,665,166)
                                  ------------- ------------- ------------- ------------- -------------
                                   $589,583,539 $ 533,649,169 $ 478,660,662 $ 439,274,396 $ 416,789,547
                                  ============= ============= ============= ============= =============

                                     2

     Loan Maturity. The following table sets forth certain information at March 31, 2000 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                            Due       Due After
                          Within      1 Through     Due Over
                         One Year      5 Years       5 Years
                           After        After         After
                           March        March         March
                         31, 2000     31, 2000      31, 2000        Total
                         --------     --------      --------        -----
                                          (In thousands)

Commercial, financial
 and agricultural . . . . $19,877     $12,739       $  38,688    $   71,304
Real estate construction.      --          --          25,912        25,912
Real estate-mortgage,
installment and other . .  21,043      58,669         412,656       492,368
                          -------     -------       ---------    ----------
     Total. . . . . . . . $40,920     $71,408        $477,256    $  589,584
                          =======     =======       =========    ==========

     The following table sets forth the dollar amount of all loans due one year after March 31, 2000 which have fixed interest rates and have floating or adjustable interest rates. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

                               Fixed
                               Rates         Adjustable Rates          Total
                               ------        ----------------          -----
                                              (In thousands)

Commercial, financial and
agricultural . . . . . . . . $  1,026             $18,851             $19,877
Real estate construction . .       --                  --                  --
Real estate-mortgage,
  installment and other. . .   21,043                  --              21,043
                             --------             -------             -------
     Total . . . . . . . . . $ 22,069             $18,851             $40,920
                             ========             =======             =======

     Residential Loans. The primary lending activity of the Bank has historically been the granting of conventional loans to enable borrowers to purchase existing homes or construct new homes. The Bank's real estate loan portfolio also includes loans on two-to-four family dwellings, multi-family housing (over four units), and loans made to purchase or refinance improved buildings to be used for residential housing. At March 31, 2000, approximately 76.94% of the Bank's total loan portfolio consisted of loans secured by residential real estate.

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

     The Bank presently originates both fixed-rate and ARMs secured by one-to-four family properties with a loan term not exceeding 30 years. Under certain conditions, ARM borrowers are allowed to convert beginning on the first interest rate change date and ending on the fifth interest rate change date from the date of the loan note. In addition, certain consumer safeguards are built into the ARM instruments used by the Bank. These safeguards include limits on annual and lifetime interest rate adjustments. The Bank generally originates these loans in accordance with guidelines established by the FHLMC. For the fiscal year ended March 31, 2000, adjustable mortgage loans totalled $1,665,250 or 1.53% of total originations as compared to $196,000 or .08% of total originations for the year ended March 31, 1999.

     Construction Loans. The Bank also provides construction financing for single-family dwellings and to a lesser extent makes land acquisition and development loans on properties intended for residential use. The interest rate charged by the Bank on these loans varies depending upon the type of security property and the creditworthiness of the borrower. At March 31, 2000, the Bank had $44,628,685, or 7.18% of total loans outstanding in construction loans, as compared to $26,323,061, or 4.72% of total loans at March 31, 1999. At March 31, 2000, $19,520,805 or 43.74% of the construction loan portfolio consisted of "speculative" construction loans (i.e., loans on dwellings for which there is not an underlying contract for sales).

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

     Multi-Family, Business and Commercial Loans. These types of loans constituted $124,794,268 or approximately 20.08% of Horizon Bank's loan portfolio at March 31, 2000. These loans include fixed rate and adjustable rate mortgages secured by apartment buildings (i.e., those containing five or more living units) and business and commercial properties. The Bank generally requires that such loans have a debt service coverage of 1.20 to 1 with a loan-to-value ratio not exceeding 80%. Fixed-rate loans generally have a five to 15-year loan term, with payments based upon a 15 to 30-year amortization schedule.

     At March 31, 2000, $16,983,543 of loans secured by income-producing properties have an interest rate which adjusts annually based upon changes in an index of United States Treasury securities published by the Board of Governors of the Federal Reserve System ("Federal Reserve"). The amount of any increase in the interest rate is generally limited to two percentage points (upward or downward) each adjustment period, with a limit of six percentage points on the amount which the interest rate can increase or decrease over the life of the loan.

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

     The merger with Bank of Bellingham included a wide range of commercial loans to small and medium sized businesses. This portfolio presently includes lines of credit with floating rates and maturities of one year or less and term loans for the purchase of equipment, real estate and other operating purposes with maturities generally not exceeding five years. These loans are secured by a variety of business assets including equipment, real estate, accounts receivable and inventory. Under certain conditions, the Bank also offers unsecured credit to qualified borrowers.

     Commercial lending carries increased risks compared to residential mortgage lending due to the heavy reliance upon the future income of the customer and the uncertain liquidation value of the collateral. In the event of default, the liquidation of collateral is often insufficient to cover the outstanding debt. To mitigate these inherent risks, the Bank combines a conservative lending policy with experienced lending personnel responsible for the ongoing management of their assigned accounts.

     Consumer Loans. The Bank makes a variety of loans for consumer purposes. Included among these are home equity loans, home equity lines of credit, loans secured by personal property, such as automobiles, boats, and other vehicles, loans secured by a Horizon Bank's Certificate of Deposit, unsecured loans, and loans for mobile homes located in parks.

     Horizon Bank actively markets consumer loans in order to provide a wider range of financial services to its customers and to achieve shorter terms and higher interest rates normally typical of such loans. At March 31, 2000, the Bank held $21,782,092 of consumer loans.

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

     Loan Solicitation and Processing. The primary sources for loan originations are attributable to deposit cus-tomers, current borrowers, walk-in customers, and referrals from existing customers, real estate agents, and builders. The Bank does not currently purchase loans from, or otherwise utilize, mortgage brokers in the origination of loans.

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

     Residential Loan Originations, Purchases and Sales. Currently, the Bank emphasizes the origination of intermediate and long-term fixed rate loans on terms and conditions which will permit them to be sold in the secondary market, while originating ARM loans and 10, 15 and 20 year fixed-rate loans for its own portfolio.

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

     The Bank is a qualified servicer for both FHLMC and Fannie Mae. The Bank's general practice is to close its fixed-rate, one-to-four family residential loans on FHLMC loan documents in order to facilitate future sales to the mortgage corporation as well as to other institutional investors. From time to time, depending upon interest rates and economic conditions, the Bank has sold participation interests in loans in order to provide additional funds for lending, to generate servicing fee income and to decrease the dollar amount of its intermediate and long-term fixed-rate loans. The sale of loans in the secondary mortgage market reduces the Bank's interest rate risk and allows the Bank to continue to make loans during periods when savings flows decline or funds are otherwise unavailable for lending purposes. In connection with such sales, the Bank generally retains the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of .25% to .375% per annum of the unpaid balance of each loan. As of March 31, 2000, the Bank was servicing loans for others aggregating approximately $176,537,497. All sales of loan interests by the Bank are made without right of recourse to the Bank by the buyer of the loan interests in the event of default by the borrower.

     Loan Commitments. Horizon Bank issues commitments to originate conventional mortgage loans on existing residential dwellings. Loan commitments are made for periods up to 45 days from the date of loan application and are based upon the prevailing market rate at the time of application. At March 31, 2000, such commitments amounted to $3,653,690.

     Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives loan origination fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower at the closing of the loan.

     The Bank's loan origination fees are generally 0% to 2.5% on conventional residential mortgages and 1.0% to 2.0% for commercial real estate loans. The total amount of deferred loan origination fees and unearned discounts at March 31, 2000 was $7,397,782. Any unamortized loan fees are recognized as income at the time the loan is sold or paid off.

     Income from loan origination and commitment fees varies with the volume and type of loans and commitments made and purchased and with competitive conditions in mortgage markets, which in turn responds to the demand for and availability of money. The Bank experiences an increase in loan fee income and other fee income, such as appraisal and loan closing fees, during periods of low interest rates due to the resulting demand for mortgage loans. The Bank also receives other fees and income from charges relating to existing loans, which include late charges, and fees collected in connection with a change in terms or other loan modifications. These fees and charges have not constituted a material source of income.

     Loan Modifications. The Bank offers a loan modification program to assist customers who were considering refinancing their home loans. For a fee the Bank will modify customers' loans under the program. No new principal is required and only the interest rate and payment amounts are changed. All other terms and conditions remain the same. In fiscal 2000, the Bank modified $527,643 of real estate loans, compared to $17,148,381 in fiscal 1999.

     Delinquent Loans, Loans in Foreclosure and Foreclosed Property. Real estate loans are defined as delinquent when any payment of principal and/or interest is past due. While the Bank generally is able to work out a satisfactory repayment schedule with a delinquent borrower, the Bank will undertake foreclosure proceedings if the delinquency is not otherwise resolved within 90 days. Property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until such time as it is sold or otherwise disposed of. At March 31, 2000, the Bank had eight loans over 90 days delinquent with a net balance of $911,729.
Management does not anticipate incurring material losses from these loans.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.


                                                              At March 31,
                                        -----------------------------------------------------------------
                                        2000          1999          1998          1997          1996
                                        ----          ----          ----          ----          ----
Non-accrual loans. . . . . . . . .  $  455,000      $      --     $138,000       $14,000       $    --
Loans 90 days or more delinquent
 and accruing interest . . . . . .     456,729        383,000       30,345        57,918            --
Restructured loans . . . . . . . .          --             --           --            --            --
Real estate acquired
 through foreclosure . . . . . . .     323,468             --           --            --            --
                                    ----------      ---------     --------       -------       -------
  Total. . . . . . . . . . . . . .  $1,235,197      $ 383,000     $168,345       $71,918       $    --
                                    ==========      =========     ========       =======       =======
As a percentage of net loans . . .        .21%           .07%         .04%          .02%            --
As a percentage of total assets. .        .17%           .06%         .03%          .01%            --



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

     The Bank established an allowance for losses for the year ended March 31, 2000 in the amount of $4,757,152 and $4,463,305 for the year ended March 31, 1999. The Bank's loan loss reserve as of March 31, 2000, is approximately
 .81% of total loans receivable.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.


                                                            Year Ended March 31,
                                      -------------------------------------------------------------------
                                      2000          1999          1998          1997          1996
                                      ----          ----          ----          ----          ----
Balance at beginning
  of period. . . . . . . . . . . .    $4,463,305    $4,085,203    $3,779,761    $3,490,150    $3,304,150

  Provision for loan losses. . . .       437,234       484,500       520,500       284,400       207,000

  Adjustment to reserves . . . . .      (143,387)     (106,398)     (215,058)       (5,211)      (21,000)
                                      ----------    ----------    ----------    ----------    ----------
Balance at end of period . . . . .    $4,757,152    $4,463,305    $4,085,203    $3,779,761    $3,490,150
                                      ==========    ==========    ==========    ==========    ==========

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                             Year Ended March 31,
                                      -------------------------------------------------------------------
                                      2000          1999          1998          1997          1996
                                      ----          ----          ----          ----          ----
Commercial, financial and
 agricultural. . . . . . . . . . .    $1,187,327   $1,457,155   $1,324,053    $1,173,611     $1,054,000
Residential real estate -
 mortgage. . . . . . . . . . . . .     3,569,825    3,006,150    2,761,150     2,606,150      2,436,150
                                      ----------   ----------   ----------    ----------     ----------
  Total allowance for loan
    losses . . . . . . . . . . . .    $4,757,152   $4,463,305   $4,085,203    $3,779,761     $3,490,150
                                      ==========   ==========   ==========    ==========     ==========



     The Bank had no allowances for real estate acquired through foreclosure at March 31, 2000, 1999, 1998, 1997 and 1996.

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

     The amortized cost of the above investments at March 31, 2000 was $11,804,592 compared to a market value of $15,067,065. For further information concerning the Bank's investment securities portfolio, see Note 4 of the Notes to the Consolidated Financial Statements contained in the Corporation's Proxy Statement for the 2000 Annual Meeting of Stockholders ("Proxy Statement") .

     The Bank also invests in mortgage-backed securities. At March 31, 2000, such securities had an amortized cost of $61,223,533 and a market value of $58,923,944.

     The following table presents the amortized cost of the Bank's investment securities portfolio and short-term investments. The market value of the Bank's investment securities portfolio at March 31, 2000 was approximately $73,991,009. This does not include interest-bearing deposits and cash equivalents.

                                                   At March 31,
                                          -----------------------------------
                                          2000          1999          1998
                                          ----          ----          ----
                                                    (In thousands)
Investment securities:
 U.S. Government:
  Available for sale . . . . . . . . . . $  4,812    $  12,312    $  25,748
  Held to maturity . . . . . . . . . . .      369          892        1,889
                                         --------    ---------    ---------
                                            5,181       13,204       27,637
Asset-backed securities(1):
  Available for sale . . . . . . . . . .   52,974       44,548       33,100
  Held to maturity . . . . . . . . . . .    8,249       10,959       15,489
                                         --------    ---------    ---------
                                           61,223       55,507       48,589
 Other securities(2):
  Available for sale . . . . . . . . . .    6,124        9,807        9,056
  Held to maturity . . . . . . . . . . .      500          500          500
                                         --------    ---------    ---------
                                            6,624       10,307        9,556
                                         --------    ---------    ---------
   Total investments . . . . . . . . . .   73,028       79,018       85,782

 Interest bearing deposits and cash
   equivalents . . . . . . . . . . . . .   20,004       26,462       21,456
                                         --------    ---------    ---------
                                          $93,032     $105,480     $107,238
                                         ========    =========    =========

------------------
(1)  Consists of mortgage-backed securities and CMO's.
(2)  Consists of corporate debt securities and marketable equity securities.

     The following table sets forth the scheduled maturities, amortized cost, market values and average yields for the Bank's investment securities at March 31, 2000.

                                              At March 31, 2000
                      ------------------------------------------------------------------------------
                        One Year    One to Five     Five to Ten     More than
                        or Less         Years         Years        Ten Years    Investment Securities
                      ------------- -------------  -------------   ------------ --------------------------
                      Amor-   Aver-  Amor-  Aver-  Amor-  Aver-   Amor-  Aver-    Amor-          Aver-
                      tized   age    tized   age   tized  age     tized  age     tized   Market   age
                      Cost   Yield   Cost   Yield   Cost  Yield    Cost  Yield    Cost    Value  Yield
                      -----  -----  ------  ------  ----- -----   -----  -----     ----    -----  -----
                                                (Dollars in thousands)
U.S. Government,
 agency securities,
 state and political
 subdivisions:
  Available for sale. $2,155  5.65% $2,181   6.30% $  476  6.97% $   --    --%  $  4,812 $ 4,775   6.08%
  Held to maturity. .     --    --     --      --     369  4.30      --    --        369     350   4.30
                      ------  ----  ------   ----  ------  ----  ------  ----   -------- -------  -----
                       2,155  5.65   2,181   6.30     845  5.80      --    --      5,181   5,125   5.95
Mortgage-backed
 securities:
  Available for sale.  1,215  3.72   1,659   5.07   1,467  6.52  48,633  6.60     52,975  50,797   6.49
  Held to maturity. .    175  6.40     476   6.94   6,961  6.41     637  9.70      8,249   8,128   6.70
                      ------  ----  ------   ----  ------  ---- -------  ----    ------- -------  -----
                       1,390  4.06   2,135   5.49   8,428  6.43  49,270  6.64     61,224  58,925   6.52
Other:
  Available for sale.  3,736  6.52   2,387   6.99      --    --      --    --      6,123   9,428   6.71
  Held to maturity. .    500 11.52      --     --      --    --      --    --        500     513  11.52
                      ------  ----  ------   ----  ------  ---- -------  ----    ------- -------  -----
                       4,236  7.11   2,387   6.99      --    --      --    --      6,623   9,941   7.07
                      ------  ----  ------   ----  ------  ----  -------  ----   ------- -------  -----
  Total . . . . . . . $7,781  6.16% $6,703   6.29% $9,273  6.37% $49,270  6.64%  $73,028 $73,991   6.53%
                      ======  ====  ======   ====  ======  ====  =======  ====   ======= =======  =====

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

     Deposits. Horizon Bank offers several deposit accounts, including Regular Passbook and Statement Savings Accounts, Personal and Business Checking Accounts, Money Market with and without Check Access and Certificates of Deposit Accounts with maturities ranging from 30 days up to 10 years. Certificates of Deposit account requirements vary according to minimum principal balances, the time period the funds must remain on deposit and the interest rate determined for each term and minimum balance.

     The following table sets forth certain information concerning the deposits at the Bank.

                                      Year Ended March 31,
                       -------------------------------------------------------
                              2000              1999               1998
                       -----------------  -----------------  -----------------
                                Weighted           Weighted           Weighted
                       Average  Average   Average  Average   Average  Average
Type                   Balance    Rate    Balance    Rate    Balance   Rate
----                   -------  --------  -------  --------  -------  --------
Savings. . . . . . .  $ 35,503    3.05%  $ 37,031    3.09%  $ 35,831    3.38%
Checking . . . . . .    42,267    1.27     49,466    1.17     38,530    1.46
Money Market . . . .    86,322    3.72     74,160    3.96     72,761    3.91
Time Deposits. . . .   367,458    5.40    355,089    5.60    336,569    5.74
                      --------    ----   --------    ----   --------    ----
  Total. . . . . . .  $531,550    4.65%  $515,746    4.95%  $483,691    4.95%
                      ========    ====   ========    ====   ========    ====

     The following table indicates the amount of the Bank's deposits by time remaining until maturity as of March 31, 2000 of $100,000 or more.

                                            Certificates
     Maturity Period                         of Deposit
     ---------------                        ------------
     Three months or less. . . . . . . . .   $  20,235
     Three through six months. . . . . . .      29,735
     Six through twelve months . . . . . .      27,378
     Over twelve months. . . . . . . . . .      24,140
                                             ---------
          Total. . . . . . . . . . . . . .   $ 101,488
                                             =========

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

     The Bank's personal MMDA currently has a $1,000 minimum deposit and has a tiered pricing program, with interest rates that vary by account dollar balance -- $2,000, $10,000, $25,000, $50,000 and higher. The Bank's Business
MMDA has tiers of $10,000, $50,000, $100,000 and higher, with a $1,000 minimum deposit. These accounts have no maturity requirements, no regulatory interest rate ceilings, and limited check writing privileges. The interest rates on these accounts are adjusted by the Bank periodically, based on money market
conditions.   The Bank currently has a $10,000 minimum deposit (MMK) money market and has a tiered pricing program, with interest rates that vary by account dollar balance -- $10,000, $25,000, $50,000 and higher. This account has no maturity requirements, no regulatory interest rate ceiling, and no check writing privileges. The interest rates on the account are adjusted by the Bank periodically or as dictated by money market conditions.

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

     For further information concerning the Bank's savings deposits, reference is made to Note 10 of the Notes to the Consolidated Financial Statements contained in the Corporation's Proxy Statement.

     Borrowings. In December 1998, the Bank joined the Federal Home Loan Bank of Seattle providing access to a variety of wholesale funding options. Also, the Bank's security portfolio provides additional borrowing capacity in the reverse repurchase markets. At March 31, 2000, the Bank had $39.9 million in borrowings, compared to $22.7 million at March 31, 1999 and no borrowings during the year ended 1998. Access to these wholesale borrowings allows management to meet cyclical funding needs, and assists in interest rate risk management efforts.

     The following table sets forth information regarding borrowings by the Bank at the end of and during the periods indicated. The table includes both short-term and long-term borrowings unless noted otherwise.

                                                For the Year Ended March 31,
                                                ----------------------------
                                                2000        1999       1998
                                                ----        ----       ----
                                                   (Dollars in thousands)

Maximum amount of borrowings outstanding
 at any month end. . . . . . . . . . . . . . . $39,943    $22,718     $1,180
Approximate average borrowings outstanding . .  29,192     14,633        690
Approximate weighted average rate paid . . . .    5.64       4.92       6.97

                                                        At March 31,
                                              -------------------------------
                                              2000         1999          1998
                                              ----         ----          ----
                                                    (Dollars in thousands)

Balance outstanding at end of period. . . .  $39,943      $22,718      $1,180
Weighted average rate paid. . . . . . . . .     5.64         4.92        6.97

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

Personnel
---------
     At March 31, 2000, Horizon Bank employed 177 full-time and 21 part-time employees. Horizon Bank employees are not represented by any collective bargaining agreement. Management of Horizon Bank considers its relations with its employees to be good.

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

     Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC administers two separate deposit insurance funds: the BIF and the SAIF. The BIF is a deposit insurance fund for commercial banks and some state-chartered savings banks. The SAIF is a deposit insurance fund for most savings associations. The Bank is insured under the BIF fund. As an insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

     The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. During 1999, the assessment rate for both SAIF and BIF deposits ranged from zero to 0.27% of covered deposits. As a well capitalized bank, Horizon Bank qualified for the lowest rate on its deposits for fiscal 2000.

     In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Finance Corporation ("FICO") to service FICO debt incurred in the 1980's to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly.

     Prior to 2000, the FICO assessment rate for BIF-insured deposits was one-fifth the rate applicable to deposits insured by the SAIF. Beginning in 2000, SAIF- and BIF-insured deposits will be assessed at the same rate by FICO. As a result, BIF FICO assessments will be higher than in previous periods while SAIF FICO assessments will be lower. For the first quarter of 2000, the annualized rate will be 2.1 cents per $100 of insured deposits. Due to the fact that the Bank is insured under the BIF fund, the FICO assessment will increase for 2000 as compared to prior years.

     Any insured bank which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against any insured bank or any director, officer, or employee of such bank who engages in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate deposit insurance
pursuant to procedures established for that purpose.   Management is not aware
of any existing circumstances that could result in termination of the deposit insurance for the Bank.

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

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile. The Bank calculated its leverage ratio to be 13.58% as of March 31, 2000.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -
- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.
Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. The Bank has calculated its total risk-based ratio to be 22.93% as of March 31, 2000, and its Tier 1 risk-based capital ratio to be 21.77%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

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

     Horizon Bank's management believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements.

     Federal Deposit Insurance Improvement Act ("FDICIA"). Horizon Bank has surpassed the $500 million asset threshold, and as such, is required to be compliant with the FDICIA originally enacted in 1991 and with enhanced provisions adopted in 1993. In general, the Act required the Bank to conduct an annual independent audit of their financial statements, appoint an independent audit committee of outside directors, report on and assess management's responsibilities for preparing financial statements, and establish an internal control structure.

     An independent accountant must attest to and report on the assertions in management's reports concerning these internal controls with the desired outcome of efficient and effective operations; the safeguarding of assets; reliable financial reporting and compliance with applicable laws and regulations.

     The FDIC as the primary regulator of the Bank has outlined, in general, the requirements for compliance with FDICIA, but does not provide specific guidance on the internal control structure, documentation, or procedures to test the Bank's effectiveness. It is up to each bank to establish document and design procedures to evaluate and test the internal control structure over financial reporting and compliance with designated laws and regulations that minimally include loans to insiders and dividend restrictions.

     In brief, to ensure compliance, the Bank has established and coordinated a management team that identifies and documents existing controls with consideration given to the Bank's control environment, risk assessment, control activities, information and communication systems, and monitoring activities. In addition, management establishes internal control procedures, develops and selects criteria for evaluation, tests the effectiveness of controls, and ensures that proper written documentation is in place.

     Under FDICIA, the Audit Committee has several responsibilities that include but are not limited to overseeing the internal audit function; conducting periodic meetings with management, the independent public accountant, and the internal auditors; review of significant accounting policies, and audit conclusions regarding significant accounting estimates; review of the assessments prepared by management and independent auditor on the adequacy of internal controls and the resolution of identified material weaknesses and reportable conditions in internal controls; and the review of compliance with laws and regulations.

     Federal Home Loan Bank System. The FHLB of Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, the Bank is required to purchase and hold stock in the FHLB of Seattle in an amount equal to the greater of 1% of their aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding. As of March 31, 2000, Horizon Bank held stock in the FHLB of Seattle in the amount of $5,254,200. See "Business -- Savings Activities and Other Sources of Funds -- Borrowings."

     Federal Reserve System. The Federal Reserve Board requires (under "Regulation D") that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must establish reserves equal to 0% of the first $4.9 million of net transaction accounts, 3% of the next $41.6 million, and 10% plus $1.56 million of the remainder. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of March 31, 2000, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded the Bank's reserve requirements.

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

The Corporation
---------------
     General. The Corporation, as the sole shareholder of the Bank, is a bank holding company and is registered as such with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the Federal Reserve. As a bank holding company, the Corporation is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and will be subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

     New Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999, federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

     (a) repeals the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

     (b) provides a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

     (c) broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

     (d) provides an enhanced framework for protecting the privacy of consumer information;

     (e) adopts a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

     (f) modifies the laws governing the implementation of the Community Reinvestment Act; and

     (g) addresses a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

     Acquisitions.   Under the BHCA, a bank holding company must obtain
Federal Reserve approval before: (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);
(2) acquiring all or substantially all of the assets of another bank or bank holding company; or (3) merging or consolidating with another bank holding company.

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

     Capital Requirements. The Federal Reserve has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency's regulations. Under the Federal Reserve Board's capital guidelines, at March 31, 2000, the Corporation's levels of consolidated regulatory capital exceed the Federal Reserve's minimum requirements, as follows:

                                                       Amount       Percent
                                                       ------       ------
                                                      (Dollars in Thousands)

Tier 1 Capital                                         $94,514      13.24%
Minimum Tier 1 (leverage) requirement                   28,557       4.00
                                                       -------      -----
Excess                                                 $65,957       9.24%
                                                       =======      =====

Risk-based capital                                     $99,530      22.73%
Minimum risk-based capital requirement                  35,025       8.00
                                                       -------      -----
Excess                                                 $64,505      14.73%
                                                       =======      =====

     Stock Repurchases. Bank holding companies, except for certain "well-capitalized" and highly rated bank holding companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

     At its January 19, 2000 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 863,000 shares) of the Corporation's outstanding common stock over a 24 month period. Shares may be purchased from time to time depending upon market conditions, price and other management considerations. During the fiscal year ended March 31, 2000, the Corporation repurchased 366,000 shares of its common stock, compared to the repurchase of 13,900 shares of common stock under the prior
plan during the prior year.   As of June 27, 2000, the Corporation has
repurchased a total of 379,600 shares.

                                  TAXATION

Federal Taxation
----------------
     General. The Corporation and the Bank report their consolidated income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation. Reference is made to Note 13 of the Notes to the Consolidated Financial Statements contained in the Corporation's Proxy Statement for additional information concerning the income taxes payable by the Bank.

     Tax Bad Debt Reserves. Historically, savings institutions such as the Bank, which met certain definitional tests primarily related to their assets and the nature of their businesses, were permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, have been deducted in arriving at the Bank's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the Bank's loans are separated into "qualifying real property loans" (i.e., generally those loans secured by interests in residential real property) and all other loans ("non-qualifying loans"). The following formulas were used to compute the bad debt deduction with respect to qualifying real property loans: (i) actual loss experience or (ii) a percentage equal to 8% of taxable income. The deduction with respect to non-qualifying loans was computed under the experience method. Reasonable additions to the reserve for losses on non-qualifying loans were based upon actual loss experience and would reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition was also determined under the experience method. The sum of the additions to each reserve for each year was the Bank's annual bad debt deduction.

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all financial institutions for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders. Horizon Bank met the residential loan requirement for the taxable year ending March 31, 2000.

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

                                     Net Book
                          Year      Value as of        Square     Leased/
                         Opened    March 31, 2000       Feet       Owned
                         ------    --------------      ------     -------

Bellingham Main Office .  1971      $1,296,793        19,179       Owned
 1500 Cornwall Avenue
 Bellingham, WA 98225

Bellingham/Meridian. . .  1987         798,308         4,650       Owned
 4110 Meridian
 Bellingham, WA 98226

Ferndale Office. . . . .  1976         413,080         3,692       Owned
 Third and Main
 Ferndale, WA 98248

Lynden Office. . . . . .  1981         482,087         3,702       Owned
 Third and Grover
 Lynden, WA 98264

Blaine Office. . . . . .  1976         578,829         3,610       Owned
 Fourth & "H" Streets
 Blaine, WA 98230

Mount Vernon Office. . .  1976         304,738         3,275       Owned
 1503 Riverside Dr.
 Mount Vernon, WA 98273

Anacortes Office . . . .  1987         862,821         3,650       Owned
 1218 Commercial Avenue
 Anacortes, WA 98221

Snohomish Office . . . .  1987         209,384         1,388       Owned
 620 2nd Street
 Snohomish, WA 98290

                      (table continued on following page)

                                     Net Book
                          Year      Value as of        Square     Leased/
                         Opened    March 31, 2000       Feet       Owned
                         ------    --------------      ------     -------

Everett Office . . . . .  1991     $   46,585          1,972      Leased
 909 S.E. Everett
 Mall Way #E-500
 Everett, WA 98208

Burlington Office. . . .  1994       1,184,432         3,980      Owned
 1020 S. Burlington Blvd
 Burlington, WA  98232

Edmonds Office . . . . .  1994       2,351,651        15,265      Owned
 130 Fifth Avenue South
 Edmonds, WA  98020

Murphy's Corner Office .  2000       1,846,012         3,720      Owned
 12830 Bothell Everett Hwy.
 Everett, WA 98208

Barkley. . . . . . . . .  1999       3,524,004        14,691      Owned
  2122 Barkley Blvd.
  Bellingham, WA 98228

Holly Street Office. . .  1999         565,133         4,000      Owned
  211 E. Holly Street
  Bellingham, WA 98227

Fountain Office(1) . . .  1999         286,678         4,648      Leased
  2625 Meridian Street
  Bellingham, WA 98228

Alabama Office . . . . .  1999         805,882         4,500      Owned
  802 Alabama Street
  Bellingham, WA 98228

Marysville (land only) .    --         635,737            --      Owned

-----------
1.     Fountain Office schedule to be closed on July 14, 2000.

     At March 31, 2000, the aggregate book value of the Corporation's premises and equipment was $16,192,154.

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

Item 4.  Submission of Matters to a Vote of Security-Holders
------------------------------------------------------------
    Not applicable.

                             PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------
     Horizon Financial Corp.'s common stock is traded on The Nasdaq Stock Market under the symbol HRZB. The common stock began trading on the Nasdaq Stock Market at the time of Horizon's conversion to stock form in August 1986. The following table presents the high and low prices as reported by the Nasdaq Stock Market and dividends paid for the last two fiscal years. These prices represent quotations by the dealers and do not necessarily represent actual transactions, and do not include retail markups, markdowns or commissions.
The Corporation has approximately 4,625 stockholders.

         2000 Fiscal Year
         Quarter           High           Low           Dividend
         -------           ----           ---           --------

         Fourth           $11.06        $ 8.94            $0.12
         Third             12.38          9.00             0.12
         Second            14.00         10.75             0.12
         First             14.00         11.75             0.11

         1999 Fiscal Year
         Quarter           High           Low           Dividend
         -------           ----           ---           --------

         Fourth           $15.25        $12.56            $0.11
         Third             14.25         12.00             0.11
         Second            16.50         12.38             0.11
         First             18.88         15.25             0.11

Dividend Policy
---------------
     Horizon Financial Corp. historically has paid cash dividends on its common stock. The Corporation must adhere to certain regulatory requirements governing the distribution of dividends, and there can be no assurance that the Corporation will continue to declare cash dividends in the future.

Item 6.  Selected Financial Data
--------------------------------
     The following table sets forth certain information concerning the financial position of the Bank at and for the dates indicated.

                                                  March 31,
                          ---------------------------------------------------
                          2000         1999         1998       1997      1996
                          ----         ----         ----       ----      ----
                                              (In thousands)
Financial Condition Data:

Total Assets . . . . . . $713,914   $668,116    $605,613   $568,565  $525,279
Loans Outstanding. . . .  589,584    533,649     478,661    439,274   416,790
Cash and Investment
Securities . . . . . . .   99,375    115,194     112,172    114,656    95,631
Deposits . . . . . . . .  564,327    537,390     501,293    472,261   433,482
Borrowings . . . . . . .   39,853     22,718       1,180        600       600
Stockholders' Equity . .   95,935     96,441      86,675     83,534    83,919

                        (table continued on following page)

                                     Year Ended March 31,
                       --------------------------------------------------
                       2000     1999(1)    1998(1)      1997(1)      1996(1)
                       ----     ----       ----         ----         ----
                                         (In thousands)
Operating Data:
---------------
Interest Income. .   $49,947   $48,119    $45,745      $42,774      $39,765
Interest Expense .   (26,257)  (25,267)   (23,991)     (22,372)     (21,891)
Net Interest
 Income. . . . . .    23,690    22,852     21,754       20,402       17,874
Other Income . . .     2,851     3,175      2,267        1,922        1,417
Non-interest
 Expense . . . . .   (13,243)  (11,357)    (9,934)      (9,595)      (7,837)
Provision for
 Loan Losses . . .      (437)     (485)      (521)        (284)        (207)
                     -------   -------    -------      -------      -------
Income (Loss)
 Before Taxes. . .    12,861    14,186     13,566       12,445       11,247
Federal Income
 Tax . . . . . . .    (4,180)   (4,844)    (4,598)      (4,193)      (3,665)
                     -------   -------    -------      -------      -------
Net Income . . . .   $ 8,681   $ 9,342    $ 8,968      $ 8,252      $ 7,582
                     =======   =======    =======      =======      =======
Per Common Share:
 Fully-diluted
  earnings. . . .    $  1.01   $  1.08    $  1.05      $  0.96(3)   $0.88(3)
  Dividends . . .       0.47      0.44(4)    0.83(2)(4)   0.75(2)(4) 0.32(4)
  Equity. . . . .      11.59     11.36      10.62         9.99(3)    9.81(3)
  Weighted average
  shares
  outstanding . .  8,587,543 8,625,391  8,573,940    8,455,637(3) 8,520,411(3)
----------
(1) Prior year numbers are restated to reflect the merger of Bellingham Bancorporation effective June 19, 1999.
(2) Includes special cash dividend of $0.35 declared November 21, 1996, and special cash dividend of $0.40 declared January 28, 1998.
(3)  Restated for 15% stock dividend effective May 8, 1997.
(4) Prior year numbers based on shares outstanding prior to merger for each respective year.

Key Operating Ratios:
---------------------
     The table below sets forth certain performance ratios of the Bank for the periods indicated. These ratios are calculated based on month end balances.

                                                    At and for the
                                                  Year Ended March 31,
                                               ---------------------------
                                               2000       1999        1998
                                               ----       ----        ----
Return on average assets (net income divided
 by average total assets). . . . . . . . . .   1.26%     1.47%        1.53%

Return on average equity (net income divided
 by average equity). . . . . . . . . . . . .   9.02     10.03        10.36

Dividend payout ratio (dividends declared
 per share divided by fully-diluted earnings
 per share). . . . . . . . . . . . . . . . .  46.53     44.44        79.05

Equity to assets ratio (average equity
 divided by average total assets). . . . . .  13.92     14.61        14.75

Interest rate spread (difference between
 average yield on interest-earning assets
 and average cost of interest bearing
 liabilities). . . . . . . . . . . . . . . .   3.14      3.20         3.26

Net yield on earning assets (net interest
 income as a percentage of average interest
 earning assets) . . . . . . . . . . . . . .   3.65      3.78         3.91

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------
     Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's Proxy Statement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------
     Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" contained in the Corporation's Proxy Statement.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
     The financial statements contained in the Proxy Statement which are listed under Item 14 herein, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------------
     Not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------
     The information contained under the section captioned "Proposal I - Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Registrant's Proxy Statement is incorporated herein by reference.

     The executive officers of the Corporation and the Bank are as follows:

Name                      Age     Position
----                      ---     --------
George W. Gust            70      Chairman of the Board of the Corporation

V. Lawrence Evans         53      Chief Executive Officer and President of the
                                  Corporation; and Chairman of the Board,
                                  Chief Executive Officer and President of the
                                  Bank

John M. (Jack) Daughters  58      Executive Vice President and Board member of
                                  the Bank

Richard P. Jacobson       37      Vice President and Secretary of the
                                  Corporation and Executive Vice President and
                                  Secretary of the Bank

A.R. (Gus) Ayala          50      Senior Vice President of the Bank

Richard L. (Dick) Hovde   53      Senior Vice President of the Bank

Karla C. Lewis            53      Senior Vice President of the Bank

Judy E. Boxx              58      Vice President of the Bank

Paul C. Eickmeyer         56      Vice President of the Bank

William (Bill) Frank      57      Vice President of the Bank

Ronald Funk               42      Vice President of the Bank

Christine C. Hagen        52      Vice President of the Bank

Kelli J. Holz             31      Vice President of the Corporation and the
                                  Bank

Jeffrey H. Jansen         42      Vice President of the Bank

Karen A. LePage           59      Vice President of the Corporation and the
                                  Bank

Sandra R. Mathewson         40      Vice President of the Bank

Merwyn G. Murk              61      Vice President of the Bank

Elizabeth (Beth) E. Sherry  48      Vice President of the Bank

John K. Stewart             47      Vice President of the Bank

Carla J. Williams           54      Vice President of the Bank

Donald A. Wolf              51      Vice President of the Bank

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

     JOHN M. (JACK) DAUGHTERS joined the Bank pursuant to the merger of Bellingham Bancorporation effective June 19, 1999. He joined the Bank of Bellingham in July 1992 and served as its President and Chief Executive Officer until completion of the merger. He is currently the Executive Vice President, Commercial Department Manager, and Board member of Horizon Bank.

     RICHARD P. JACOBSON has worked for the Bank for 13 years and was appointed Vice President/Finance and Corporate Secretary in December 1994. In March 1998, Mr. Jacobson was appointed Senior Vice President of the Bank. In March 2000, he was appointed Executive Vice President of the Bank.

     A.R. (GUS) AYALA joined the Bank pursuant to the merger of Bellingham Bancorporation effective June 19, 1999. He served as Chief Financial Officer for the Bank of Bellingham from September 1997 until completion of the merger. Previously, he was Senior Vice President with a commercial bank in Lompoc, California. He is currently Senior Vice President and Operations Manager for the Bank.

     RICHARD L. (DICK) HOVDE joined the Bank pursuant to the merger of Bellingham Bancorporation effective June 19, 1999. He joined the Bank of Bellingham in July 1992 and served as its Senior Vice President and Senior Loan Officer until completion of the merger. He is currently Senior Vice President, Senior Commercial Lender of Horizon Bank.

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

     PAUL C. EICKMEYER joined the Bank pursuant to the merger of Bellingham Bancorporation effective June 19, 1999. He served as Vice President, Commercial Loan Officer for the Bank of Bellingham from October 1994 until completion of the merger, and is currently a commercial loan officer for the Bank.

     WILLIAM (BILL) FRANK joined the Bank in October 1999. He is currently a Vice President, Commercial Loan Officer for the Bank. He was previously a commercial loan officer for a local commercial bank.

     RONALD FUNK joined the Bank in July 1999. He is currently a Vice President, Commercial Loan Officer for the Bank. He was previously a commercial loan officer at two northwest commercial banks.

     CHRISTINE C. HAGEN joined the Bank pursuant to the merger of Bellingham Bancorporation effective June 19, 1999. She served as Vice President, Operations for the Bank of Bellingham from July 1992 until completion of the merger. She is currently Vice President, Human Resource Manager for the Bank.

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

     SANDRA R. MATHEWSON joined the Bank in 1986. She was appointed Vice President in March 1998 and is currently the Employee Development Manager for the Bank.

     MERWYN G. MURK joined the Bank in 1969 and has been manager of the Savings Department since 1972. He was appointed Vice President in October 1977.

     ELIZABETH (BETH) E. SHERRY joined the Bank in 1996. She was appointed Vice President in December 1997 and is currently the Bank's Retail Sales Manager.

     JOHN K. STEWART joined the Bank pursuant to the merger of Bellingham Bancorporation effective June 19, 1999. He is currently a Vice President, Commercial Loan Officer for the Bank. Previously, he was Vice President of International Banking with a regional commercial bank.

     CARLA J. WILLIAMS joined the Bank in 1988. She was appointed Vice President in March 1998 and is currently the Bank's Loan Production Manager.

     DONALD A. WOLF joined Horizon Bank in 1973. Mr. Wolf was appointed Vice President in June 1987, and currently is the Bank's security officer and manager of the administrative services department.

Item 11.  Executive Compensation
--------------------------------
     Information regarding management compensation and transactions with management and others is incorporated by reference to the section captioned "Proposal I - Election of Directors" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------
     (a)     Security Ownership of Certain Beneficial Owners

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

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
---------------------------------------------------------------------------

(a) (1) Financial Statements.
        ---------------------
        Independent Auditor's Report*
        Consolidated Statement of Financial Position, March 31,
         2000 and 1999*
        Consolidated Statement of Income for the years ended
         March 31, 2000, 1999 and 1998*
        Consolidated Statement of Stockholders' Equity
         for the years ended March 31, 2000, 1999 and 1998* Consolidated Statement of Cash Flows for the years ended March 31, 2000, 1999 and 1998*

        Notes to Consolidated Financial Statements*

        ------------------
        * Contained in the Corporation's Proxy Statement and incorporated herein by reference.

    (2) All required financial statement schedules are included in the Notes to Consolidated Financial Statements contained in the Corporation's Proxy Statement.

(b) No current reports on Form 8-K were filed by the Corporation during the three months ended March 31, 2000.

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

                               SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HORIZON FINANCIAL CORP.

 Date:  June 27, 2000               By: /s/ George W. Gust
                                        --------------------------------
                                        George W. Gust
                                        Chairman of the Board
                                        (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/George W. Gust               By:  /s/Robert C. Diehl
   ------------------------            -----------------------------
   George W. Gust                      Robert C. Diehl
   Director and Chairman of            Director
   the Board

   Date:  June 27, 2000             Date:  June 27, 1999

By: /s/V. Lawrence Evans            By:  /s/Fred R. Miller
   ------------------------            -----------------------------
   V. Lawrence Evans                   Fred R. Miller
   Chief Executive Officer             Director
   and President

   Date:  June 27, 2000             Date:  June 27, 2000

By: /s/ Richard P. Jacobson         By:  /s/ L.M. Strengholt
   ------------------------            -----------------------------
   Richard P. Jacobson                 L. M. Strengholt
   Principal Financial Officer         Director

   Date:  June 27, 2000             Date:  June 27, 2000

By: /s/Kelli J. Holz                By:  /s/Frank G. Uhrig
   ------------------------            -----------------------------
   Kelli J. Holz                       Frank G. Uhrig
   Principal Accounting Officer        Director

   Date:  June 27, 2000             Date:  June 27, 2000

By: /s/ Richard D. Haggen           By: /s/Gary E. Goodman
   ------------------------            -----------------------------
   Richard D. Haggen                   Gary E. Goodman
   Director                            Director

   Date:  June 27, 2000             Date:  June 27, 2000

                                Exhibit 21

                      Subsidiaries of the Registrant

Parent
------
Horizon Financial Corp.

                                                        Jurisdiction
                                     Percentage          or State of
Subsidiaries (a)                    of Ownership       Incorporation
----------------                    ------------       -------------

Horizon Bank                            100%             Washington

Westward Financial
  Services, Inc. (b)                    100%             Washington

----------------
(a) The operation of the Corporation's wholly owned subsidiaries are included in the Consolidated Financial Statements contained in the Item 8 of this Form 10-K.

(b) Wholly-owned subsidiary of Horizon Bank.

                                Exhibit 23

                           Consent of Auditors

                        [Moss-Adams LLP Letterhead]

                    CONSENT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Horizon Financial Corp.

We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-99780) of Horizon Financial Corp. pertaining to the 1986 Stock Option and Incentive Plan, and the 1995 Stock Option Plan; and the Registration Statement on Form S-8 (No. 333-88571) pertaining to the Bank of Bellingham 1993 Employee Stock Option Plan; of our report dated April 25, 2000, appearing in the 2000 proxy statement of Horizon Financial Corp., which is incorporated by reference in Horizon Financial Corp.'s Annual Report on Form 10-K for the year ended March 31, 2000.

/s/Moss-Adams LLP

Bellingham, Washington
June 27, 2000

                               Exhibit 27

                         Financial Data Schedule

                               Exhibit 27

                        Financial Data Schedule

This schedule contains financial information extracted from the consolidated financial statements of Horizon Financial Corp. for the year ended March 31, 2000 and is qualified in its entirety by reference to such financial statements.

                   Financial Data
                   as of or for the year
Item Number        ended March 31, 2000            Item Description
-----------        ---------------------           ----------------
9-03(1)               16,043,055             Cash and due from the Banks
9-03(2)                3,960,522             Interest-bearing deposits
9-03(3)                       --             Federal funds sold - purchased
                                               securities for resale
9-03(4)                       --             Trading account assets
9-03(6)               64,999,763             Investment and mortgage backed
                                               securities held for sale
9-03(6)                9,117,391             Investment and mortgage backed
                                               securities held to maturity
                                               - carrying value
9-03(6)                8,991,246             Investment and mortgage backed
                                               securities held to maturity
                                               - market value
9-03(7)              589,583,539             Loans
9-03(7)(2)             4,757,152             Allowance for losses
9-03(11)             713,914,043             Total assets
9-03(12)             564,327,085             Deposits
9-03(13)              37,853,000             Short-term borrowings
9-03(15)              13,798,967             Other liabilities
9-03(16)               2,000,000             Long-term debt
9-03(19)                      --             Preferred stock - mandatory
                                               redemption
9-03(20)                      --             Preferred stock - no mandatory
                                               redemption
9-03(21)               8,642,571             Common stocks
9-03(22)              87,292,420             Other stockholders' equity
9-03(23)             713,914,043             Total liabilities and
                                               stockholders' equity
9-04(1)               43,881,883             Interest and fees on loans
9-04(2)                6,065,394             Interest and dividends on
                                               investments
9-04(4)                       --             Other interest income
9-04(5)               49,947,277             Total interest income
9-04(6)               24,611,084             Interest on deposits
9-04(9)               26,256,892             Total interest expense
9-04(10)              23,690,385             Net interest income
9-04(11)                 437,234             Provision for loan losses
9-04(13)(h)              185,018             Investment securities
                                               gains/(losses)
9-04(14)              13,243,789             Other expenses
9-04(15)              12,860,551             Income/loss before income tax
9-04(17)              12,860,551             Income/loss before extraordinary
                                               items
9-04(18)                      --             Extraordinary items, less tax
9-04(19)                      --             Cumulative change in accounting
                                               principles
9-04(20)               8,680,511             Net income or loss
9-04(21)                    1.02             Earnings per share - basic
9-04(21)                    1.01             Earnings per share -  diluted
I.B.5                       7.73             Net yield - interest earning
                                               assets - actual
III.C.1.(a)              455,000             Loans on non-accrual
III.C.1.(b)              456,729             Accruing loans past due 90 days
                                               or more
III.C.2.(c)                   --             Troubled debt restructuring
III.C.2                       --             Potential problem loans
IV.A.1                 4,463,305             Allowance for loan loss -
                                               beginning of period
IV.A.2                  (143,387)            Total chargeoffs
IV.A.3                        --             Total recoveries
IV.A.4                 4,757,152             Allowance for loan loss - end of
                                               period
IV.B.1                 1,238,883             Loan loss allowance to allocated
                                               to domestic loans
IV.B.2                        --             Loan loss allowance to foreign
                                               loans
IV.B.3                 3,518,269             Loan loss allowance - unallocated