Form 10-Q
period 2000-06-30
HORIZON FINANCIAL CORP
filed 2000-08-09
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------
                                     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the transition period from March 31, 2000 to June 30, 2000

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

                          YES   X   NO
                              -----    -----
     As of June 30, 2000, 8,279,391 common shares, $1.00 par value, were outstanding.

                  HORIZON FINANCIAL CORP.

INDEX                                                         PAGE
-----                                                         ----
PART 1     FINANCIAL INFORMATION

Item  1    Financial Statements

           Independent Accountant's Report                      3

           Consolidated Statements of Financial Condition       4

           Consolidated Statements of Operations                5

           Consolidated Statements of Stockholders' Equity      6

           Consolidated Statements of Cash Flows                7

           Notes to Consolidated Financial Statements           8

Item  2    Management's Discussion and Analysis of Financial
              Condition and Results of Operations               9-13

PART II    OTHER INFORMATION

Item  1    Legal Proceedings                                    14

Item  2    Changes in Securities                                14

Item  3    Defaults Upon Senior Securities                      14

Item  4    Submission of Matters to a Vote of  Security Holders 14

Item  5    Other Information                                    14

Item  6    Exhibits and Reports on Form 8-K                     14

           SIGNATURES

                  INDEPENDENT ACCOUNTANT'S REPORT

Board of Directors and Stockholders'
Horizon Financial Corp.

We have reviewed the accompanying consolidated balance sheet of Horizon Financial Corp. and subsidiaries as of June 30, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the three months ended June 30, 2000. These financial statements are the responsibility of Horizon Financial Corp.'s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Horizon Financial Corp. and subsidiaries as of March 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (which are not presented herein), and in our report dated April 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Moss Adams LLP

Bellingham, Washington
July 20, 2000

                      HORIZON FINANCIAL CORP.
           Consolidated Statements of Financial Condition

                               ASSETS
                                              June 30,             March 31,
                                               2000                  2000
                                            (unaudited)
                                           ------------         ------------
Cash and cash equivalents                  $ 10,757,040         $ 16,043,055
Interest-bearing deposits                     2,617,622            3,960,522
Investment securities
  Available-for-sale                         15,807,642           14,203,332
  Held-to-maturity                              868,832              868,764
Mortgage-backed securities
  Available-for-sale                         65,792,793           50,796,431
  Held-to-maturity                            7,814,546            8,248,627
Federal Home Loan Bank Stock                  5,557,000            5,254,200
Loans receivable                            587,219,906          589,583,539
Accrued interest and dividends receivable     4,592,035            4,391,961
Bank premises and equipment, net             15,987,468           16,192,154
Goodwill, net                                   617,091              631,442
Income tax receivable                              -                 316,328
Real estate owned                                  -                 323,468
Other assets                                  3,277,940            3,100,220
                                          -------------        -------------
TOTAL ASSETS                              $ 720,909,915        $ 713,914,043
                                          =============        =============

                LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                  $ 569,459,716        $ 564,327,085
Accounts payable and other liabilities        5,941,324            9,982,464
Securities sold under agreements to
 repurchase                                  22,850,000           17,853,000
Other borrowed funds                         22,000,000           22,000,000
Advances by borrowers for taxes and
 insurance                                      492,433            1,083,905
Income tax currently payable                    834,144               -
Net deferred income tax liabilities           1,203,257            1,365,123
Deferred compensation                         1,393,219            1,367,475
                                          -------------        -------------
      Total liabilities                     624,174,093          617,979,052
                                          -------------        -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value,
   10,000,000 shares authorized; none issued
   or outstanding                               -                    -
  Common stock, $1 par value, 30,000,000
   shares authorized; 8,658,991 and
   8,642,571 issued and outstanding,
   respectively                               8,658,991            8,642,571
  Additional paid-in capital                 57,470,528           57,372,024
  Retained earnings                          34,455,528           33,325,068
  Unearned ESOP shares                         (432,621)            (432,621)
  Accumulated other comprehensive income        404,550              718,759
  Treasury stock, 379,600 and 366,000
  shares, at cost                            (3,821,154)          (3,690,810)
                                          -------------        -------------
      Total stockholders' equity             96,735,822           95,934,991
                                          -------------        -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                   $ 720,909,915        $ 713,914,043
                                          =============        =============

                        (See Notes to Financial Statements)

                      HORIZON FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   3 months ended
                                                      June 30,
                                                 2000              1999
                                            ------------       ------------
INTEREST INCOME
  Interest on loans                         $ 11,847,959       $ 10,533,781
  Investment and mortgage-backed
    securities                                 1,637,766          1,566,627
                                            ------------       ------------
    Total interest income                     13,485,725         12,100,408
                                            ------------       ------------
INTEREST EXPENSE
  Interest on deposits                         6,814,954          5,988,484
  Interest on other borrowings                   753,068            311,402
                                            ------------       ------------
    Total interest expense                     7,568,022          6,299,886
                                            ------------       ------------
    Net interest income                        5,917,703          5,800,522

PROVISION FOR LOAN LOSSES                         95,000             44,000
                                            ------------       ------------
    Net interest income after provision
      for loan losses                          5,822,703          5,756,522
                                            ------------       ------------
NONINTEREST INCOME
  Service fees                                   508,569            543,106
  Other                                          212,773            114,453
  Net gain (loss) on sales of loans              (38,997)           (44,641)
  Net gain on sale of investment securities       33,193            185,018
                                            ------------       ------------
    Total noninterest income                     715,538            797,936
                                            ------------       ------------
NONINTEREST EXPENSE
  Compensation and employee benefits           1,816,807          1,654,038
  Building occupancy                             598,278            532,567
  Other expenses                                 573,608            832,708
  Data processing                                221,374            305,550
  Advertising                                    154,761            139,987
                                            ------------       ------------
    Total noninterest expense                  3,364,828          3,464,850
                                            ------------       ------------
INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAX                3,173,413          3,089,608

PROVISION FOR INCOME TAX                       1,049,546          1,006,222
                                            ------------       ------------
NET INCOME                                   $ 2,123,867       $  2,083,386
                                            ============       ============
BASIC EARNINGS PER SHARE                        $  .26            $  .25
                                                ======            ======
DILUTED EARNINGS PER SHARE                      $  .26               .24
                                                ======            ======

                        (See Notes to Financial Statements)


                                     HORIZON FINANCIAL CORP.
                    Consolidated Statements of Changes in Stockholder's Equity
                              3 Months Ended June 30, 2000 and 1999
                                           (unaudited)

                                        Common Stock
                                ----------------------  Additional               Unearned     Other
                                 Number of               Paid-In    Retained       ESOP     Comprehensive
                                 Shares        At Par    Capital    Earnings      Shares    Income (Loss)
                                ----------   ---------  ----------  --------     --------   --------------

BALANCE, March 31, 1999          8,491,523   8,491,523  56,459,066  28,638,576   (350,000)   3,201,816
Comprehensive income
 Net income                              -           -           -   2,083,386          -            -
 Other comprehensive income
  Change in unrealized gains
  on available-for-sale
  securities, net taxes of
  $(477,985)                             -           -           -           -          -     (927,853)
  Total other comprehensive
    income                               -           -           -           -          -            -
 Comprehensive income                    -           -           -           -          -            -
Unearned ESOP shares                     -           -           -           -   (154,725)           -
Cash dividends on common stock
 at $.11 per share                       -           -           -    (936,930)         -            -
Dividend reinvestment plan           9,378       9,378     104,907           -          -            -
Stock options exercised             16,638      16,638     106,390           -          -            -
Treasury stock purchased                 -           -           -           -          -            -
                                 ---------  ---------- -----------  ----------- ---------- -----------
BALANCE, June 30, 1999           8,517,539  $8,517,539 $56,670,363  $29,785,032 $(504,725) $ 2,273,963
                                 =========  ========== ===========  =========== ========== ===========
BALANCE, March 31, 2000          8,642,571   8,642,571  57,372,024   33,325,068  (432,621)     718,759
Comprehensive income
 Net income                              -           -           -    2,123,867         -            -
 Other comprehensive income
  Change in unrealized gains
  on available-for-sale
  securities, net taxes
  of $(161,866)                          -           -           -            -         -     (314,209)
  Total other comprehensive
    income                               -           -           -            -         -            -
 Comprehensive income                    -           -           -            -         -            -
Cash dividends on common
 stock at $.12 per share                 -           -           -     (993,407)        -            -
Stock options exercised             16,420      16,420      98,504            -         -            -
Treasury stock purchased
                                 ---------  ---------- -----------  ----------- ---------- -----------
BALANCE, June 30, 2000           8,658,991  $8,658,991 $57,470,528  $34,455,528 $(432,621) $   404,550
                                 =========  ========== ===========  =========== ========== ===========


                                      Treasury                           Total
                                       Stock      Stockholders'     Comprehensive
                                      at Cost        Equity             Income
                                     ----------   -------------     -------------
BALANCE, March 31, 1999                       -    96,440,981
Comprehensive income
 Net income                                   -     2,083,386        $  2,083,386
 Other comprehensive income
  Change in unrealized gains
  on available-for-sale
  securities, net taxes of
 $(477,985)                                   -      (927,853)           (927,853)
                                                                     ------------
  Total other comprehensive
    income                                                               (927,853)
                                                                     ------------
 Comprehensive income                         -             -        $  1,155,533
                                                                     ============
Unearned ESOP shares                          -      (154,725)
Cash dividends on common stock
 at $.11 per share                            -      (936,930)
Dividend reinvestment plan                    -       114,285
Stock options exercised                       -       123,028
Treasury stock purchased                      -             -
                                     ----------   -----------
BALANCE, June 30, 1999               $        -   $96,742,172
                                     ==========   ===========

BALANCE, March 31, 2000              (3,690,810)   95,934,991
Comprehensive income
 Net income                                   -     2,123,867           2,123,867
 Other comprehensive income
  Change in unrealized gains
  on available-for-sale
  securities, net taxes
  of $(161,866)                               -      (314,209)           (314,209)
                                                                     ------------
  Total other comprehensive
    income                                    -             -            (314,209)
                                                                    -------------
 Comprehensive income                         -             -       $   1,809,658
                                                                    =============
Cash dividends on common
 stock at $.12 per share                      -      (993,407)
Stock options exercised                       -       114,924
Treasury stock purchased               (130,344)     (130,344)
                                    -----------   -----------

BALANCE, June 30, 2000              $(3,821,154)  $96,735,822
                                    ===========   ===========

                              (See Notes to Financial Statements)

                         HORIZON FINANCIAL CORP.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                                          3 Months Ended
                                                             June 30,
                                                         2000          1999
                                                    -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                         $ 2,123,867   $ 2,083,386
Adjustments to reconcile net income to net
cash provided by operating activities
 Depreciation and amortization                          275,139       249,086
 Stock dividends   Federal Home Loan Bank stock         (84,900)      (17,900)
 Provision for loan losses                               95,000        44,000
Changes in assets and liabilities
 Interest and dividends receivable                     (200,074)     (160,184)
 Interest payable                                       200,415        68,126
 Federal income tax (receivable) payable              1,150,472       563,606
 Other assets                                          (177,720)      284,704
 Other liabilities                                   (4,807,283)      (41,558)
                                                    -----------   -----------
   Net cash flows from operating activities          (1,425,084)    3,073,266
CASH FLOWS FROM INVESTING ACTIVITIES                -----------   -----------
 Investment in interest-bearing deposits, net         1,342,900     6,663,313
 Purchases of investment securities
   available-for-sale                                (3,855,050)   (5,280,000)
 Proceeds from sales and maturities of
   investment securities   available-for-sale         1,990,007     7,466,427
 Proceeds from maturities of investment
   securities   held-to-maturity                           -           27,490
 Purchases of mortgage-backed securities
   available-for-sale                                   384,988          -
 Proceeds from maturities of mortgage-backed
   securities   available-for-sale                    6,106,817     1,635,273
 Proceeds from maturities of mortgage-backed
   securities   held-to-maturity                        434,080     1,070,081
 Purchase of Federal Home Loan Bank stock              (217,900)         -

 Net change in loans                                (19,434,943)  (10,738,840)
 Purchases of bank premises and equipment               (56,102)     (873,396)
 Sale of other real estate owned                        323,468          -
                                                    -----------  ------------
   Net cash flows from investing activities         (12,981,735)      (29,652)
CASH FLOWS FROM FINANCING ACTIVITIES                -----------  ------------
 Net change in deposits                               5,132,631      (310,715)
 Net change in borrowed funds                         4,997,000    (1,018,151)
 Common stock issued, net                               114,924       237,313
 Cash dividends paid                                   (993,407)     (936,929)
 Treasury stock purchased                              (130,344)         -
                                                   ------------  ------------
   Net cash flows from financing activities           9,120,804    (2,028,482)
                                                   ------------  ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS              (5,286,015)    1,015,132
CASH AND CASH EQUIVALENTS, beginning of period       16,043,055    10,889,530
                                                   ------------  ------------
CASH AND CASH EQUIVALENTS, end of period           $ 10,757,040  $ 11,904,662
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION  ============  ============
 Cash paid during the period for interest          $  7,367,607  $  6,000,898
                                                   ============  ============
 Cash paid during the period for income tax        $       -     $    425,000
                                                   ============  ============

                     (See Notes to Financial Statements)

                           HORIZON FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED JUNE 30, 2000
                                 (unaudited)

NOTE A - Basis of Presentation
------------------------------
The consolidated financial statements for the three months ended June 30, 2000, include the accounts of Horizon Financial Corp. (the Corporation), Horizon Bank (the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements and thus actual results could differ from the amounts reported and disclosed herein.

The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. annual report for the year ended March 31, 2000.

NOTE B - Reclassification
-------------------------
Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.

NOTE C - Net Income Per Share
-----------------------------
Basic earnings per share for the three months ended June 30, 2000 and 1999 are calculated on the basis of 8,279,391 and 8,500,518 weighted average shares outstanding. Diluted earnings per share for the three months ended June 30, 2000 and 1999 are calculated on the basis of 8,306,506 and 8,635,504 weighted average share outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options and warrants under the treasury stock method.

                           HORIZON FINANCIAL CORP.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward Looking Statements
--------------------------
Management's Discussion and Analysis and other portions of this report contain certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing Horizon Financial to the protections of such safe harbor provisions of said Act with respect to all "forward looking statements." Horizon Financial has used "forward looking statements" to describe future plans and strategies, including expectations of Horizon Financial's potential future financial results. Management's ability to predict results or the effect of future plans and strategies is inherently uncertain. Factors that could affect results include, but are not limited to: the future level of interest rates, industry trends, general economic conditions, loan delinquency rates, and changes in state and federal regulations. These factors should be considered when evaluating the "forward looking statements" and undue reliance should not be placed on such statements.

General
-------
The Corporation was formed under Washington law on May 22, 1995, and became the holding company of the Bank, effective October 13, 1995. Effective June 19, 1999 the Corporation completed the acquisition of Bellingham Bancorporation, whose wholly-owned subsidiary, Bank of Bellingham, was merged with and into Horizon Bank. At June 30, 2000, the Corporation had total assets of $720.9 million, total deposits of $569.5 million and total equity of $96.7 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth herein, including the consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

The Bank was organized in 1922 as a Washington state-chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979, the Bank converted to a Washington state-chartered mutual savings bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). On August 12, 1986, the Bank then converted to a state-chartered stock savings bank under the name "Horizon Bank, a savings bank". The Bank became a member of the Federal Home Loan Bank ("FHLB") of Seattle in December 1998. Effective March 1, 2000, the Bank changed its name to "Horizon Bank".

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

At its January 19, 2000 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 863,000 shares) of the Corporation's outstanding Common Stock over a 24 month period. During the fiscal year ended March 31, 2000, the Corporation repurchased 366,000 shares of its Common Stock, compared to the repurchase of 13,900 shares of Common Stock during the prior year. The Corporation had authorized a repurchase plan in March 1998, which was rescinded by the Board of Directors effective January 18, 1999, with the signing of the definitive agreement to merge with Bellingham Bancorporation, as discussed below. During the quarter ended June 30, 2000, the Corporation repurchased 13,600 shares of its Common Stock.

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

Prior to the acquisition, Bellingham Bancorporation was a $64.3 million bank holding company for the Bank of Bellingham, its primary subsidiary. The Bank of Bellingham was founded in 1992 by a group of local business people for the purpose of providing commercial banking services to the local community, and operated three full-service banking facilities in Bellingham.

Operating Strategy
-------------------
The primary business of the Bank is to acquire funds in the form of savings deposits and wholesale funds, and to use the funds to make consumer, real estate, and commercial loans in the Bank's primary market area. In addition, the Bank invests in U.S. Government and federal agency obligations, mortgage-backed securities, and municipal securities. The Bank intends to continue to fund its assets primarily with retail deposits, although FHLB advances, and other wholesale borrowings, may be used as a supplemental source of funds.

The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank's profitability is also affected by the level of other income and expenses. Other income includes income associated with the origination and sale of mortgage loans, loan servicing fees, and net gains and losses on sales of interest-earning assets. Other expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

The Bank's business strategy is to operate as a well-capitalized, profitable and independent community bank, dedicated to commercial lending, home mortgage lending, consumer lending, small business lending and providing quality financial services to local personal and business customers. The Bank has sought to implement this strategy by: (i) focusing on commercial banking opportunities, subsequent to its acquisition of a commercial bank in 1999;
(ii) continuing efforts towards the origination of residential mortgage loans, including one- to- four family residential construction loans; (iii) providing high quality, personalized financial services to individuals and business customers and communities served by its branch network; (iv) selling fixed rate mortgages to the secondary market on a servicing-retained basis, thereby increasing the loan servicing portfolio and income; (v) improving asset quality; (vi) containing operating expenses; and (vii) maintaining capital in excess of regulatory requirements combined with prudent growth.

Financial Condition
-------------------
The balance sheet for the Corporation was little changed at June 30, 2000, compared to March 31, 2000. Total consolidated assets for the Corporation as of June 30, 2000, were $720,909,915, a slight increase from the March 31, 2000, level of $713,914,043. Total liabilities also increased slightly to $624,174,093 at June 30, 2000, from $617,979,052 at March 31, 2000.
Stockholders' equity showed a small increase to $96,735,822 at June 30, 2000, from $95,934,991 at March 31, 2000.

Liquidity and Capital Resources
-------------------------------
The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals and other short-term cash requirements. At June 30, 2000, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $21,862,691.

As of June 30, 2000, the total book value of investments and mortgage-backed securities was $89,670,859 compared to a market value of $90,189,878, resulting in an unrealized gain of $519,019. On March 31, 2000, the book value of investments and mortgage-backed securities was $76,988,646 compared to a market value of $77,951,531 resulting in an unrealized gain of $962,885. The primary reason for this difference at June 30, 2000 compared to March 31, 2000 was the overall higher level of interest rates, which decreased the valuation of the bank's investment portfolio.

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

Stockholders' equity as of June 30, 2000 was $96,735,822 or 13.42% of assets, compared to $95,934,991 or 13.44% of assets at March 31, 2000. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of June 30, 2000 was 22.73%, compared to March 31, 2000 of 22.93%. These figures are well above the well-capitalized minimum of 10% required by the FDIC.
11

                      Comparative Results of Operations
                        For the Three Months Ended
                          June 30, 2000 and 1999

Net Interest Income
-------------------
Net interest income for the three months ended June 30, 2000, increased 2.02% to $5,917,703 from $5,800,522 in the same time period of the previous year. Interest on loans for the quarter ended June 30, 2000, increased 12.48% to $11,847,959, from $10,533,781. This increase was due primarily to an increasing rate environment, an increase in loans receivable, and an overall effort to shift the concentration of loans receivable from primarily residential first mortgages to commercial loans. Interest and dividends on investments and mortgage-backed securities increased 4.54% to $1,637,766, from $1,566,627 for the comparable quarter a year ago. This increase is primarily attributable to the increase in mortgage backed securities. During the quarter ended June 30, 2000, mortgage backed securities increased $14,562,281 or 24.66% compared to an increase of $6,570,580 or 11.98% for the same quarter a year ago. Total interest income increased 11.45% to $13,485,725 from $12,100,408 due to the reasons stated above.

Total interest paid on deposits increased 13.80% to $6,814,954 from $5,988,484. This increase in interest expense is due to an overall growth in deposits and a higher interest rate environment especially at the short end of the yield curve, which greatly affects the rates paid by the Bank to attract and retain deposits. Interest on borrowings increased to $753,068 during the quarter, compared to $311,402 for the comparable period one year ago, due to a higher level of borrowings outstanding and the increase in rates mentioned above. During the quarter, the bank continued to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

Provision for losses on loans
-----------------------------
The provision for losses on loans for the three months ended June 30, 2000, increased 115.91% to $95,000 from $44,000 in the same time period of the previous year. At June 30, 2000, the loan loss reserve balance was $4,767,950. This represents .81% of loans receivable, compared to .84% as of
June 30, 1999.   The Bank's management considers this to be an adequate level of reserves at this time.

As of June 30, 2000, the Bank had $934,005 in loans over 90 days delinquent compared to $714,641 at June 30, 1999. This is due in part to the changing mix of loans on the Bank's balance sheet, which now includes more commercial, consumer, VISA and other unsecured loans.

Non Interest Income
-------------------
Non interest income for the three months ended June 30, 2000, decreased 10.33% to $715,538 from $797,936 for the same time period a year ago. Service fee income decreased 6.36% to $508,569 from $543,106. The net gain/loss on the sale of loans showed a loss of $38,997 during the quarter, compared to a loss of $44,641 in the comparable period one year ago. When the Bank sells loans, the remaining outstanding fees associated with these mortgages flow to the income statement as interest income. The proceeds directly related to the loan balances, however, are reflected as non-interest income. Therefore, even when the sale of loans generate an overall profit to the Bank (including the recognition of the fee income), the non-interest portion of the sale reflects a loss, due to the pricing of the loans at the time of the sale. The net gain/loss on sales of investment securities decreased to $33,193 for the quarter ended June 30, 2000 from $185,018 for the comparable period one year ago. These gains in the prior period were due primarily to the sale of selected common stocks and mortgage backed securities from the Bank's investment portfolio. Other non-interest income for the quarter increased 85.90% to $212,773 from $114,453. Contributing to this change was an increase in VISA debit card fee income during the quarter, along with the reversal of a REO reserve which was determined to not be necessary after the sale of the property.

Non Interest Expense
--------------------
Non interest expense for the three months ended June 30, 2000, decreased 2.89% to $3,364,828 from $3,464,850. Compensation and employee benefits increased 9.84% for the quarter ended June 30, 2000, to $1,816,807 from $1,654,038.
This is due primarily the overall growth in employment at the Bank from the prior year period. Building occupancy for the quarter ended June 30, 2000 increased 12.34% to $598,278 from $532,567. Factors contributing to this increase include: a new office in Bellingham opened November 1999; a new office in Murphy's Corner, opened in February 2000; and technology upgrades implemented over the past year. Data processing expenses decreased 27.55% to $221,374 from $305,550. The expenses in the prior period were due in large part to fees charged for the termination of the Bank of Bellingham data processing provider, and the subsequent conversion to the Bank's data processor. Advertising expenses for the quarter ended June 30, 2000 increased 10.55% to 154,761 from 139,987. This increase is due primarily to the Bank's additional marketing efforts to communicate its expanded commercial product lines and services. Other non-interest expenses decreased 31.12% to $573,608 from $832,708. The primary reason for this decrease relates to approximately $275,000 in merger related expenses recognized during the prior period, including legal and accounting fees, investment banking expenses, and computer conversion charges.

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

           None

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits
        --------
         (3.1) Articles of Incorporation of Horizon Financial, Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
         (3.2) Bylaws of Horizon Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
        (10.1) Amended and Restated Employment Agreement with V. Lawrence Evans (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
        (10.2) Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
        (10.3) 1986 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
        (10.4)   1995 Stock Option Plan (incorporated by reference to Exhibit
                 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
        (21) Subsidiaries of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2000)
        (27)     Financial Data Schedule

(b)     Reports on Form 8-K:

        None.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HORIZON FINANCIAL CORP.


                                  By: V. Lawrence Evans
                                     ---------------------------------
                                     V. Lawrence Evans
                                     President and Chief Executive Officer


                                  By: Richard P. Jacobson
                                     ---------------------------------
                                     Richard P. Jacobson
                                     Chief Financial Officer


                                  Dated: August 9, 2000
                                        ------------------------------