Form 10-Q
period 2000-09-30
HORIZON FINANCIAL CORP
filed 2000-11-13
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

                              (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

            For the quarterly period ended September 30, 2000
                                           ------------------
                                  OR

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

                         1500 Cornwall Avenue
                         Bellingham, Washington
                         -----------------------
               (Address of principal executive offices)

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

           YES   X   NO
              ------   ------

As of September 30, 2000, 7,798,891 common shares, $1.00 par value, were outstanding.

                  HORIZON FINANCIAL CORP.

INDEX                                                              PAGE
-----                                                              ----
PART 1     FINANCIAL INFORMATION

Item  1    Financial Statements

           Independent Accountant's Report                           3

           Consolidated Statements of Financial Condition            4

           Consolidated Statements of Income                         5-6

           Consolidated Statements of Stockholders' Equity           7

           Consolidated Statements of Cash Flows                     8

           Notes to Consolidated Financial Statements                9

Item  2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     10-15

PART II    OTHER INFORMATION

Item  1    Legal Proceedings                                         16

Item  2    Changes in Securities                                     16

Item  3    Defaults Upon Senior Securities                           16

Item  4    Submission of Matters to a Vote of  Security Holders      16

Item  5    Other Information                                         16

Item  6    Exhibits and Reports on Form 8-K                          16

           SIGNATURES

                  INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors and Stockholders'
Horizon Financial Corp.

We have reviewed the accompanying consolidated statements of financial condition of Horizon Financial Corp. and subsidiaries as of September 30, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the three and six months ended September 30, 2000. These financial statements are the responsibility of Horizon Financial Corp.'s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statements of financial condition of Horizon Financial Corp. and subsidiaries as of March 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (which are not presented herein), and in our report dated April 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statements of financial condition as of March 31, 2000, is fairly presented, in all material respects, in relation to the consolidated statements of financial condition from which it has been derived.



/s/ Moss Adams LLP


Bellingham, Washington
November 1, 2000

                      HORIZON FINANCIAL CORP.
         Consolidated Statements of Financial Condition (unaudited)

                               ASSETS
                                              September 30,        March 31,
                                                  2000               2000
                                               (unaudited)
                                              ------------       ------------
Cash and cash equivalents                     $ 10,960,764       $ 16,043,055
Interest-bearing deposits                        5,118,522          3,960,522
Investment securities
  Available-for-sale                            19,302,546         14,203,332
  Held-to-maturity                                 868,899            868,764
Mortgage-backed securities
  Available-for-sale                            60,135,702         50,796,431
  Held-to-maturity                               7,340,556          8,248,627
Federal Home Loan Bank Stock                     5,646,100          5,254,200
Loans receivable                               603,851,914        589,583,539
Accrued interest and dividends receivable        4,758,243          4,391,961
Bank premises and equipment, net                15,739,589         16,192,154
Goodwill, net                                      602,740            631,442
Income tax receivable                               54,537            316,328
Real estate owned                                   -                 323,468
Other assets                                     3,070,084          3,100,220
                                              ------------       ------------
TOTAL ASSETS                                  $737,450,196       $713,914,043
                                              ============       ============

                LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                      $579,463,556       $564,327,085
Accounts payable and other liabilities           8,258,417          9,982,464
Securities sold under agreements to repurchase  18,221,000         17,853,000
Other borrowed funds                            32,000,000         22,000,000
Advances by borrowers for taxes and insurance    1,519,655          1,083,905
Net deferred income tax liabilities              1,989,807          1,365,123
Deferred compensation                            1,418,963          1,367,475
                                              ------------       ------------
     Total liabilities                         642,871,398        617,979,052
                                              ------------       ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Serial preferred stock, $1 par value,
   10,000,000 shares authorized; none
   issued or outstanding                           -                  -
 Common stock, $1 par value, 30,000,000
  shares authorized; 8,658,991 and 8,642,571
  issued and outstanding, respectively           8,658,991          8,642,571
 Additional paid-in capital                     57,470,528         57,372,024
 Retained earnings                              35,539,585         33,325,068
 Unearned ESOP shares                             (432,621)          (432,621)
 Accumulated other comprehensive income          1,931,381            718,759
 Treasury stock, 860,100 and 366,000 shares,
  at cost                                       (8,589,066)        (3,690,810)
                                              ------------       ------------
     Total stockholders' equity                 94,578,798         95,934,991
                                              ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $737,450,196       $713,914,043
                                              ============       ============

             (See Notes to Financial Statements)

                        HORIZON FINANCIAL CORP.
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                             3  months ended
                                                                September 30,

                                                        2000          1999
                                                     -----------  -----------
INTEREST INCOME
 Interest on loans                                   $12,270,764  $10,817,675
 Investment and mortgage-backed securities             1,710,962    1,391,857
                                                     -----------  -----------
   Total interest income                              13,981,726   12,209,532
                                                     -----------  -----------
INTEREST EXPENSE
 Interest on deposits                                  7,277,612    5,986,201
 Interest on other borrowings                            782,147      339,702
                                                     -----------  -----------
   Total interest expense                              8,059,759    6,325,903
                                                     -----------  -----------
   Net interest income                                 5,921,967    5,883,629
PROVISION FOR LOAN LOSSES                                 45,000       36,000
                                                     -----------  -----------
   Net interest income after provision for
    loan losses                                        5,876,967    5,847,629
                                                     -----------  -----------
NONINTEREST INCOME
 Service fees                                            472,209      428,061
 Other                                                   230,559      146,255
 Net gain (loss) on sales of loans                       (18,945)           0
 Net gain on sale of investment securities                 5,654        2,237
                                                     -----------  -----------
   Total noninterest income                              689,477      576,553
                                                     -----------  -----------
NONINTEREST EXPENSE
 Compensation and employee benefits                    1,788,899    1,660,091
 Building occupancy                                      560,311      522,064
 Other expenses                                          738,383      592,510
 Data processing                                         224,661      191,143
 Advertising                                             192,946      116,335
                                                     -----------  -----------
   Total noninterest expense                           3,505,200    3,082,143
                                                     -----------  -----------
INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAX                        3,061,244    3,342,039
PROVISION FOR INCOME TAX                               1,041,319    1,188,269
                                                     -----------  -----------
NET INCOME                                           $ 2,019,925  $ 2,153,770
                                                     ===========  ===========

BASIC EARNINGS PER SHARE                                $ .25         $ .25
                                                        =====         =====
DILUTED EARNINGS PER SHARE                              $ .25         $ .25
                                                        =====         =====

                  (See Notes to Financial Statements)

                        HORIZON FINANCIAL CORP.
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                              6  months ended
                                                                 September 30,

                                                         2000         1999
                                                     -----------  -----------
INTEREST INCOME
 Interest on loans                                   $24,118,723  $21,351,456
 Investment and mortgage-backed securities             3,348,728    2,958,484
                                                     -----------  -----------
   Total interest income                              27,467,451   24,309,940
                                                     -----------  -----------
INTEREST EXPENSE
 Interest on deposits                                 14,092,566   11,974,685
 Interest on other borrowings                          1,535,215      651,104
                                                     -----------  -----------
   Total interest expense                             15,627,781   12,625,789
                                                     -----------  -----------
   Net interest income                                11,839,670   11,684,151
PROVISION FOR LOAN LOSSES                                140,000       80,000
                                                     -----------  -----------
   Net interest income after provision for
    loan losses                                       11,699,670   11,604,151
                                                     -----------  -----------
NONINTEREST INCOME
 Service fees                                            980,778      971,167
 Other                                                   443,332      260,708
 Net gain (loss) on sales of loans                       (57,942)     (44,641)
 Net gain on sale of investment securities                38,847      187,255
                                                     -----------  -----------
   Total noninterest income                            1,405,015    1,374,489
                                                     -----------  -----------
NONINTEREST EXPENSE
 Compensation and employee benefits                    3,605,706    3,314,129
 Building occupancy                                    1,158,589    1,054,631
 Other expenses                                        1,311,991    1,425,218
 Data processing                                         446,035      496,693
 Advertising                                             347,707      256,322
                                                     -----------  -----------
   Total noninterest expense                           6,870,028    6,546,993
                                                     -----------  -----------
INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAX                        6,234,657    6,431,647
PROVISION FOR INCOME TAX                               2,090,865    2,194,491
                                                     -----------  -----------
NET INCOME                                           $ 4,143,792  $ 4,237,156
                                                     ===========  ===========

BASIC EARNINGS PER SHARE                              $  .51       $  .50
                                                      ======       ======
DILUTED EARNINGS PER SHARE                            $  .51       $  .49
                                                      ======       ======

                  (See Notes to Financial Statements)

                                         HORIZON FINANCIAL CORP.
                            Consolidated Statements of Stockholder's Equity
                               6 Months Ended September 30, 2000 and 1999
                                             (unaudited)
                               Common Stock
                         ----------------------    Additional                Unearned       Other
                           Number of                 Paid-In      Retained     ESOP     Comprehensive
                             Shares      At Par      Capital      Earnings    Shares    Income (Loss)
                         ----------   ---------    ----------    ----------   --------  -------------
BALANCE, March 31, 1999
                          8,491,523   8,491,523    56,459,066    28,638,576   (350,000)   3,201,816

Comprehensive income
 Net income                       -           -             -     4,237,156          -            -
 Other comprehensive income
  Change in unrealized gains
  on available-for-sale
  securities, net taxes
  of $(713,029)                   -           -             -             -          -   (1,384,115)
  Total other
    comprehensive income          -           -             -             -          -            -
 Comprehensive income             -           -             -             -          -            -
Unearned ESOP shares              -           -             -             -   (154,725)           -
Cash dividends on common
 stock at $.23 per share          -           -             -    (1,965,050)         -            -
Dividend reinvestment plan   19,376      19,376       217,380             -          -            -
Stock options exercised      48,148      48,148       269,505             -          -            -
Treasury stock purchased          -           -             -             -          -            -
                          ---------  ----------   -----------   -----------  ---------   ----------
BALANCE,
September 30, 1999        8,559,047  $8,559,047   $56,945,951   $30,910,682  $(504,725)  $1,817,701
                          =========  ==========   ===========   ===========  =========   ==========
BALANCE, March 31, 2000   8,642,571  $8,642,571   $57,372,024    33,325,068   (432,621)     718,759

Comprehensive income
 Net income                       -           -             -     4,143,792          -            -
 Other comprehensive income
  Change in unrealized gains
  on available-for-sale
  securities, net taxes of
  $ 624,684                       -           -             -             -          -    1,212,622
  Total other
  comprehensive income            -           -             -             -          -            -

  Comprehensive income            -           -             -             -          -            -

Cash dividends on common
 stock at $.24 per share          -           -             -    (1,929,275)         -            -
Stock options exercised      16,420      16,420        98,504             -          -            -
Treasury stock purchased          -           -             -             -          -            -
                         ----------  ----------   -----------   -----------  ---------    ----------
BALANCE,
September 30, 2000        8,658,991  $8,658,991   $57,470,528   $35,539,585  $(432,621)   $1,931,381
                         ==========  ==========   ===========   ===========  =========    ==========


                                     Treasury                            Total
                                      Stock          Stockholders'   Comprehensive
                                      at Cost           Equity           Income
                                     ----------      -------------     ---------
BALANCE, March 31, 1999                       -         96,440,981

Comprehensive income
 Net income                                   -          4,237,156     $ 4,237,156
 Other comprehensive income
 Change in unrealized gains
 on available-for-sale
 securities, net taxes of $(713,029)          -         (1,384,115)     (1,384,115)
                                                                       -----------
 Total other comprehensive income             -                  -      (1,384,115)
                                                                       -----------
Comprehensive income                          -                  -     $ 2,853,041
                                                                       ===========
Unearned ESOP shares                          -           (154,725)
Cash dividends on common stock
 at $.23 per share                            -         (1,965,050)
Dividend reinvestment plan                    -            236,756
Stock options exercised                       -            317,653
Treasury stock purchased                      -                  -
                                     ----------        -----------
BALANCE, September 30, 1999          $        -        $97,728,656
                                     ==========        ===========

BALANCE, March 31, 2000              (3,690,810)        95,934,991

Comprehensive income
 Net income                                   -          4,143,792      $ 4,143,792
 Other comprehensive income
  Change in unrealized gains
  on available-for-sale securities,
  net taxes of $ 624,684                      -          1,212,622        1,212,622
                                                                        -----------
  Total other comprehensive income            -                  -        1,212,622
                                                                        -----------
 Comprehensive income                         -                  -      $ 5,356,414
                                                                        ===========
Cash dividends on common stock
 at $.24 per share                            -         (1,929,275)
Stock options exercised                       -            114,924

Treasury stock purchased             (4,898,256)        (4,898,256)
                                    -----------         ----------
BALANCE, September 30, 2000         $(8,589,066)       $94,578,798
                                    ===========        ===========

                                  (See Notes to Financial Statements)

                         HORIZON FINANCIAL CORP.
              CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
                                                      6 Months Ended
                                                       September 30,
                                                   2000            1999
                                                -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                     $ 4,143,792     $ 4,237,156
Adjustments to reconcile net income to net
cash provided by operating activities
 Depreciation and amortization                      782,876         647,839
 Stock dividends - Federal Home Loan Bank stock    (174,000)        (17,900)
 Provision for loan losses                          140,000          80,000
Changes in assets and liabilities
 Interest and dividends receivable                 (366,282)       (425,088)
 Interest payable                                    98,139          92,853
 Federal income tax (receivable) payable            261,791        (583,125)
 Goodwill                                            28,702          28,702
 Other assets                                        30,136         225,345
 Other liabilities                               (1,334,948)        647,800
                                                -----------     -----------
   Net cash flows from operating activities       3,610,206       4,933,582
                                                -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in interest-bearing deposits, net    (1,158,000)      4,344,982
 Purchases of investment securities
  available-for-sale                             (7,312,429)     (6,280,000)
 Proceeds from sales and maturities of
   investment securities - available-for-sale     3,118,993      11,901,997
 Proceeds from maturities of investment
   securities - held-to-maturity                    -                25,982
 Purchases of mortgage-backed securities
  available-for-sale                               (102,333)         -
 Proceeds from maturities of mortgage-backed
   securities - available-for-sale               13,398,031       3,144,244
 Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                    908,071       1,824,302
 Purchase of Federal Home Loan Bank stock          (217,900)         -

 Net change in loans                            (36,281,409)    (29,123,338)
 Purchases of bank premises and equipment          (160,853)     (2,832,295)
 Sale of other real estate owned                    323,468        (323,468)
                                                -----------    ------------
   Net cash flows from investing activities     (27,484,361)    (17,317,594)
                                                -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits                          15,136,471         109,883
 Net change in borrowed funds                    10,368,000      14,171,849
 Common stock issued, net                           114,924         554,409
 Cash dividends paid                             (1,929,275)     (1,965,050)
 Treasury stock purchased                        (4,898,256)          -
                                                -----------    ------------
   Net cash flows from financing activities      18,791,864      12,871,091
                                                -----------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS          (5,082,291)        487,079
CASH AND CASH EQUIVALENTS, beginning of period   16,043,055      10,889,530
                                                -----------    ------------
CASH AND CASH EQUIVALENTS, end of period        $10,960,764    $ 11,376,609
                                                ===========    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for interest       $15,529,642    $ 12,548,501
                                                ===========    ============
 Cash paid during the period for income tax     $ 1,930,000    $  2,760,000
                                                ===========    ============
                (See Notes to Financial Statements)

                               HORIZON FINANCIAL CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000
                                     (unaudited)

NOTE A - Basis of Presentation
------------------------------
The consolidated financial statements for the three months and six months ended September 30, 2000, include the accounts of Horizon Financial Corp. (the Corporation), Horizon Bank (the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. annual report for the year ended March 31, 2000.

NOTE B - Reclassification
-------------------------
Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.

NOTE C - Net Income Per Share
-----------------------------
Basic earnings per share for the three months ended September 30, 2000 and 1999 are calculated on the basis of 8,196,571 and 8,542,973 weighted average shares outstanding. Diluted earnings per share for the three months ended September 30, 2000 and 1999 are calculated on the basis of 8,223,628 and 8,647,037 weighted average shares outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options and warrants under the treasury stock method.

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

General
-------
The Corporation was formed under Washington law on May 22, 1995, and became the holding company of the Bank, effective October 13, 1995. Effective September 19, 1999 the Corporation completed the acquisition of Bellingham Bancorporation, whose wholly-owned subsidiary, Bank of Bellingham, was merged with and into Horizon Bank. At September 30, 2000, the Corporation had total assets of $737.5 million, total deposits of $579.5 million and total equity of $94.6 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth herein, including the consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

At its January 19, 2000 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 863,000 shares) of the Corporation's outstanding Common Stock over a 24 month period. During the fiscal year ended March 31, 2000, the Corporation repurchased 366,000 shares of its Common Stock, compared to the repurchase of 13,900 shares of Common Stock during the prior year. The Corporation had authorized a repurchase plan in March 1998, which was rescinded by the Board of Directors effective January 18, 1999, with the signing of the definitive agreement to merge with Bellingham Bancorporation, as discussed below. During the six months ended September 30, 2000, the Corporation repurchased 494,100 shares of its Common Stock which fulfilled the existing plan.

At its October 24, 2000 meeting, the Board of Directors authorized a new repurchase plan, allowing the repurchase of up to 10% (approximately 780,000 shares) of the Corporation's outstanding Common Stock over a 24 month period.

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

Financial Condition
-------------------
Total consolidated assets for the Corporation as of September 30, 2000, were $737,450,196, a 3.30% increase from the March 31, 2000, level of $713,914,043.
This increase in assets was due primarily to the growth in loans receivable which increased 2.42% to $603,851,914 from $589,583,539 at March 31, 2000.
Total liabilities increased 4.03% to $642,871,398 at September 30, 2000, from $617,979,052 at March 31, 2000. This increase in liabilities was due in large part to the growth in deposits, which increased 2.68% to $579,463,556 at September 30, 2000 from $564,327,085 at March 31, 2000. In addition, the Bank's balance sheet included $50,221,000 in borrowed funds, compared to $39,853,000 at March 31, 2000. Stockholders' equity showed a small decrease to $94,578,798 at September 30, 2000, from $95,934,991 at March 31, 2000 due primarily to the purchase of 494,100 shares of treasury stock for $4,898,256.

Liquidity and Capital Resources
-------------------------------
The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals and other short-term cash requirements. At September 30, 2000, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $26,680,774.

As of September 30, 2000, the total book value of investments and mortgage-backed securities was $84,721,367 compared to a market value of $87,653,191, resulting in an unrealized gain of $2,931,824. On March 31, 2000, the book value of investments and mortgage-backed securities was $76,988,646 compared to a market value of $77,951,531 resulting in an unrealized gain of $962,885. The primary reason for this difference at September 30, 2000 compared to March 31, 2000 was the improved valuation of the bank's mortgage-backed securities and common stock holdings.

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

Stockholders' equity as of September 30, 2000 was $94,578,798 or 12.83% of assets, compared to $95,934,991 or 13.44% of assets at March 31, 2000. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of September 30, 2000 was 21.32%, compared to March 31, 2000 of 22.93%. These figures are well above the well-capitalized minimum of 10% required by the FDIC.

                          Comparative Results of Operations
                      For the Three Months and Six Months Ended
                             September 30, 2000 and 1999

Net Interest Income
-------------------
Net interest income for the three months ended September 30, 2000, increased slightly to $5,921,967 from $5,883,629 in the same time period of the previous year. Interest on loans for the quarter ended September 30, 2000, increased 13.43% to $12,270,764, from $10,817,675. This increase was due primarily to an increasing rate environment, an increase in loans receivable, and an overall effort to shift the concentration of loans receivable from primarily residential first mortgages to commercial loans. Interest and dividends on investments and mortgage-backed securities increased 22.93% to $1,710,962, from $1,391,857 for the comparable quarter a year ago. This increase is primarily attributable to the securitization of approximately $20 million in mortgage loans towards the end of the first quarter of fiscal 2001 which increased the bank's mortgage-backed securities portfolio. Total interest income increased 14.51% to $13,981,726 from $12,209,532 due to the reasons stated above.

Total interest paid on deposits increased 21.57% to $7,277,612 from $5,986,201. This increase in interest expense is due to an overall growth in deposits and a higher interest rate environment especially at the short end of the yield curve, which greatly affects the rates paid by the Bank to attract and retain deposits. Interest on borrowings increased to $782,147 during the quarter, compared to $339,702 for the comparable period one year ago, due to a higher level of borrowings outstanding and the increase in rates mentioned above. During the quarter, the bank continued to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

Net interest income for the six-month period ended September 30, 2000 increased slightly to $11,839,670 from $11,684,151 for the comparable period one year ago. Total interest income increased 12.99% to $27,467,451 from $24,309,940, due primarily to the shift in interest earning assets as mentioned above. Total interest expense for the six-month period increased 23.78% to $15,627,781 from $12,625,789 due to reasons stated above.

Provision for losses on loans
-----------------------------
The provision for losses on loans for the three months ended September 30, 2000, increased 25.00% to $45,000 from $36,000 in the same time period of the previous year. At September 30, 2000, the loan loss reserve balance was $4,807,054. This represents .80% of loans receivable, compared to .82% as
of September 30, 1999.   The Bank's management considers this to be an
adequate level of reserves at this time.

As of September 30, 2000, the Bank had $1,149,288, in loans over 90 days delinquent, of which approximately $1 million was secured by residential and commercial real estate, compared to $254,364 at September 30, 1999. This is due in part to the changing mix of loans on the Bank's balance sheet, which now includes more commercial, consumer, VISA and other unsecured loans.

Noninterest Income
-------------------
Noninterest income for the three months ended September 30, 2000, increased 19.59% to $689,477 from $576,553 for the same time period a year ago. Service fee income increased 10.31% to $472,209 from $428,061. The net gain/loss on the sale of loans showed a loss of $18,945 during the quarter, compared to a loss of $-0- in the comparable period one year ago. When the Bank sells loans, the remaining outstanding fees associated with these mortgages flow to the income statement as interest income. The proceeds directly related to the loan balances, however, are reflected as noninterest income. Therefore, even when the sale of loans generate an overall profit to the Bank (including the recognition of the fee income), the noninterest portion of the sale reflects a loss, due to the pricing of the loans at the time of the sale. The net gain/loss on sales of investment securities increased slightly to $5,654 for the quarter ended September 30, 2000 from $2,237 for the comparable period one year ago. Other noninterest income for the quarter increased 57.64% to $230,559 from $146,255 due primarily to the receipt of approximately $125,000 for a trademark infringement settlement.

Noninterest income for the six months ended September 30, 2000 increased 2.22% to $1,405,015 from $1,374,489. The net gain/loss on sale of loans showed a loss of $57,942 during the six-months ended September 30, 2000, compared to a loss of $44,641 in the prior period. The net gain/loss on sales of investment securities decreased 79.25% to $38,847 from $187,255 for the comparable period one year ago. The gains in the prior period were due primarily to the sale of selected common stocks and mortgage backed securities from the Bank's investment portfolio. Other noninterest income for the six-month period increased 70.05% to $443,332 from $260,708, due primarily to the reasons stated in the discussion above regarding the trademark infringement settlement and the reversal of a REO reserve during the first quarter fiscal 2001 which was determined to not be necessary after the sale of the property.

Noninterest Expense
--------------------
Noninterest expense for the three months ended September 30, 2000, increased 13.73% to $3,505,200 from $3,082,143. Compensation and employee benefits increased 7.76% for the quarter ended September 30, 2000, to $1,788,899 from $1,660,091. This is due primarily to the overall growth in employment at the Bank from the prior year period. Building occupancy for the quarter ended September 30, 2000 increased 7.33% to $560,311 from $522,064. Factors contributing to this increase include: a new office in Bellingham opened November 1999; a new office in Murphy's Corner, opened in February 2000; and technology upgrades implemented over the past year. Data processing expenses increased 17.54% to $224,661 from $191,143. Advertising expenses for the quarter ended September 30, 2000 increased 65.85% to 192,946 from 116,335. This increase is due primarily to the Bank's additional marketing efforts to communicate its expanded commercial product lines and services. Other noninterest expenses increased 24.62% to $738,383 from $592,510. Factors contributing to this increase include legal expenses related to trademark infringement suits and an increased mortgage servicing portfolio which results in increased amortization of the associated mortgage servicing asset.

Noninterest expense for the six months ended September 30, 2000 increased 4.93% to $6,870,028 from $6,546,993. Compensation and employee benefits increased 8.80% to $3,605,706 from $3,314,129. Building occupancy expenses for the six months increased 9.86% to $1,158,589 from $1,054,631. Other expenses decreased 7.94% to $1,311,991 at September 30, 2000 compared to $1,425,218 for the prior period due primarily to the reasons stated in the discussion above regarding the quarterly results and approximately $275,000 in one time merger related expenses recognized during the prior period.

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

(b)  Reports on Form 8-K:
     --------------------
       None

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HORIZON FINANCIAL CORP.

                                  By:/s/ V. Lawrence Evans
                                     ----------------------
                                     V. Lawrence Evans
                                     President and Chief Executive Officer


                                  By:/s/ Richard P. Jacobson
                                     ------------------------
                                     Richard P. Jacobson
                                     Chief Financial Officer



                                  Dated: November  10, 2000
                                        ----------------------

                               Exhibit 27

                        Financial Data Schedule

This schedule contains financial information extracted from the consolidated financial statements of Horizon Financial Corp. for the year ended September 30, 2000 and is qualified in its entirety by reference to such financial statements.

                     Financial Data
                  as of or for the year
Item Number      ended September 30, 2000          Item Description
-----------      ------------------------          ----------------
9-03(1)               10,960,764             Cash and due from the Banks
9-03(2)                5,118,522             Interest-bearing deposits
9-03(3)                       --             Federal funds sold - purchased
                                               securities for resale
9-03(4)                       --             Trading account assets
9-03(6)               79,438,248             Investment and mortgage backed
                                               securities held for sale
9-03(6)                8,209,455             Investment and mortgage backed
                                               securities held to maturity
                                               - carrying value
9-03(6)                8,214,943             Investment and mortgage backed
                                               securities held to maturity
                                               - market value
9-03(7)              603,851,914             Loans
9-03(7)(2)             4,807,054             Allowance for losses
9-03(11)             737,450,196             Total assets
9-03(12)             579,463,556             Deposits
9-03(13)              48,221,000             Short-term borrowings
9-03(15)               8,258,417             Other liabilities
9-03(16)               2,000,000             Long-term debt
9-03(19)                      --             Preferred stock - mandatory
                                               redemption
9-03(20)                      --             Preferred stock - no mandatory
                                               redemption
9-03(21)               8,658,991             Common stocks
9-03(22)              85,919,807             Other stockholders' equity
9-03(23)             737,450,196             Total liabilities and
                                               stockholders' equity
9-04(1)               24,118,723             Interest and fees on loans
9-04(2)                3,348,728             Interest and dividends on
                                               investments
9-04(4)                       --             Other interest income
9-04(5)               27,467,451             Total interest income
9-04(6)               14,092,566             Interest on deposits
9-04(9)               15,627,781             Total interest expense
9-04(10)              11,839,670             Net interest income
9-04(11)                 140,000             Provision for loan losses
9-04(13)(h)               38,847             Investment securities
                                               gains/(losses)
9-04(14)               6,870,028             Other expenses
9-04(15)               6,234,657             Income/loss before income tax
9-04(17)               6,234,657             Income/loss before extraordinary
                                               items
9-04(18)                      --             Extraordinary items, less tax
9-04(19)                      --             Cumulative change in accounting
                                               principles
9-04(20)               4,143,792             Net income or loss
9-04(21)                     .51             Earnings per share - basic
9-04(21)                     .51             Earnings per share -  diluted
I.B.5                       7.99             Net yield - interest earning
                                               assets - actual
III.C.1.(a)                2,622             Loans on non-accrual
III.C.1.(b)            1,146,666             Accruing loans past due 90 days
                                               or more
III.C.2.(c)                   --             Troubled debt restructuring
III.C.2                       --             Potential problem loans
IV.A.1                 4,757,152             Allowance for loan loss -
                                               beginning of period
IV.A.2                    40,629             Total chargeoffs
IV.A.3                       531             Total recoveries
IV.A.4                 4,807,054             Allowance for loan loss - end of
                                               period
IV.B.1                 1,210,000             Loan loss allowance to allocated
                                               to domestic loans
IV.B.2                        --             Loan loss allowance to foreign
                                               loans
IV.B.3                 3,597,054             Loan loss allowance - unallocated