Form 10-Q
period 2000-12-31
HORIZON FINANCIAL CORP
filed 2001-02-13
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-Q

                              (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

            For the quarterly period ended December 31, 2000
                                           -----------------
                                  OR

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

As of December 31, 2000, 7,765,291 common shares, $1.00 par value, were outstanding.

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

           SIGNATURES

                     INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors and Stockholders
Horizon Financial Corp.

We have reviewed the accompanying consolidated statements of financial condition of Horizon Financial Corp. and subsidiaries as of December 31, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the three and nine months ended December 31, 2000. These financial statements are the responsibility of Horizon Financial Corp.'s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated statement of financial condition of Horizon Financial Corp. and subsidiaries as of March 31, 2000, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (which are not presented herein), and in our report dated April 25, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of March 31, 2000, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Moss Adams LLP

Bellingham, Washington
January 18, 2001

                             HORIZON FINANCIAL CORP.
            Consolidated Statements of Financial Condition (unaudited)

                               ASSETS
                                                December 31,       March 31,
                                                    2000             2000
                                              --------------  --------------

Cash and cash equivalents                     $   10,306,910  $   16,043,055
Interest-bearing deposits                         11,703,522       3,960,522
Investment securities
 Available-for-sale                               25,104,674      14,203,332
 Held-to-maturity                                    368,951         868,764
Mortgage-backed securities
 Available-for-sale                               52,525,584      50,796,431
 Held-to-maturity                                  6,906,339       8,248,627
Federal Home Loan Bank Stock                       5,738,300       5,254,200
Loans receivable                                 596,284,208     589,583,539
Accrued interest and dividends receivable          4,939,601       4,391,961
Bank premises and equipment, net                  15,459,636      16,192,154
Goodwill, net                                        588,389         631,442
Income tax receivable                                133,972         316,328
Real estate owned                                     89,528         323,468
Other assets                                       3,277,819       3,100,220
                                              --------------  --------------
TOTAL ASSETS                                  $  733,427,433  $  713,914,043
                                              ==============  ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                      $  577,466,674  $  564,327,085
Accounts payable and other liabilities             8,891,375       9,982,464
Securities sold under agreements to repurchase    18,221,000      17,853,000
Other borrowed funds                              27,000,000      22,000,000
Advances by borrowers for taxes and insurance        515,833       1,083,905
Net deferred income tax liabilities                2,869,794       1,365,123
Deferred compensation                              1,444,707       1,367,475
                                              --------------  --------------
     Total liabilities                           636,409,383     617,979,052
                                              --------------  --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Serial preferred stock, $1 par value,
   10,000,000 shares authorized; none issued
   or outstanding                                       -               -

 Common stock, $1 par value, 30,000,000 shares
   authorized; 8,658,991 and 8,642,571 issued
   and outstanding, respectively                   8,658,991       8,642,571
 Additional paid-in capital                       57,470,528      57,372,024
 Retained earnings                                36,589,677      33,325,068
 Unearned ESOP shares                               (432,621)       (432,621)
 Accumulated other comprehensive income            3,639,591         718,759
 Treasury stock, 893,700 and 366,000 shares,
   at cost                                        (8,908,116)     (3,690,810)
                                              --------------  --------------
     Total stockholders' equity                   97,018,050      95,934,991
                                              --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  733,427,433  $  713,914,043
                                              ==============  ==============

                       (See Notes to Financial Statements)
4

                           Horizon Financial Corp.
                Consolidated Statements Of Income (unaudited)

                                                       3 months ended
                                                         December 31,
                                                     2000           1999
                                                  ------------  ------------
INTEREST INCOME
 Interest on loans                                $ 12,607,673  $ 11,038,740
 Investment and mortgage-backed securities           1,580,853     1,597,587
                                                  ------------  ------------
   Total interest income                            14,188,526    12,636,327
                                                  ------------  ------------
INTEREST EXPENSE
 Interest on deposits                                7,575,739     6,198,868
 Interest on other borrowings                          879,868       473,029
                                                  ------------  ------------
   Total interest expense                            8,455,607     6,671,897
                                                  ------------  ------------
   Net interest income                               5,732,919     5,964,430

PROVISION FOR LOAN LOSSES                               45,000        49,884
                                                  ------------  ------------
   Net interest income after provision for
    loan losses                                      5,687,919     5,914,546
                                                  ------------  ------------
NONINTEREST INCOME
 Service fees                                          524,693       411,883
 Other                                                 132,688       141,564
 Net gain (loss) on sales of loans                    (126,940)      (25,924)
 Net gain (loss)on sale of investment securities       137,484             0
                                                  ------------  ------------
   Total noninterest income                            667,925       527,523
                                                  ------------  ------------
NONINTEREST EXPENSE
 Compensation and employee benefits                  1,864,925     1,719,564
 Building occupancy                                    565,302       546,781
 Other expenses                                        642,773       572,599
 Data processing                                       227,060       199,159
Advertising                                             53,293       200,398
                                                  ------------  ------------
   Total noninterest expense                         3,353,353     3,238,501
                                                  ------------  ------------
INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAX                      3,002,491     3,203,568

PROVISION FOR INCOME TAX                             1,020,565     1,010,736
                                                  ------------  ------------
NET INCOME                                        $  1,981,926  $  2,192,832
                                                  ============  ============

BASIC EARNINGS PER SHARE                             $     .25     $     .26
                                                     =========     =========
DILUTED EARNINGS PER SHARE                           $     .25     $     .25
                                                     =========     =========

                  (See Notes to Financial Statements)
5

                           Horizon Financial Corp.
                Consolidated Statements Of Income (unaudited)

                                                       9  months ended
                                                         December 31,

                                                     2000           1999
                                                  ------------  ------------

INTEREST INCOME
 Interest on loans                                $ 36,726,396  $ 32,390,196
 Investment and mortgage-backed securities           4,929,581     4,556,071
                                                  ------------  ------------
   Total interest income                            41,655,977    36,946,267
                                                  ------------  ------------
INTEREST EXPENSE
 Interest on deposits                               21,668,305    18,173,553
 Interest on other borrowings                        2,415,083     1,124,133
                                                  ------------  ------------
   Total interest expense                           24,083,388    19,297,686
                                                  ------------  ------------
   Net interest income                              17,572,589    17,648,581

PROVISION FOR LOAN LOSSES                              185,000       129,884
                                                  ------------  ------------
   Net interest income after provision for
     loan losses                                    17,387,589    17,518,697
                                                  ------------  ------------
NONINTEREST INCOME
 Service fees                                        1,505,471     1,383,050
 Other                                                 576,020       402,272
 Net gain (loss) on sales of loans                    (184,882)      (70,565)
 Net gain (loss) on sale of investment securities      176,331       187,255
                                                  ------------  ------------
   Total noninterest income                          2,072,940     1,902,012
                                                  ------------  ------------
NONINTEREST EXPENSE
 Compensation and employee benefits                  5,470,631     5,033,693
 Building occupancy                                  1,723,891     1,601,412
 Other expenses                                      1,954,764     1,997,817
 Data processing                                       673,095       695,852
 Advertising                                           401,000       456,720
                                                  ------------  ------------
   Total noninterest expense                        10,223,381     9,785,494
                                                  ------------  ------------
INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAX                      9,237,148     9,635,215

PROVISION FOR INCOME TAX                             3,111,430     3,205,227
                                                  ------------  ------------
NET INCOME                                        $  6,125,718  $  6,429,988
                                                  ============  ============

BASIC EARNINGS PER SHARE                             $     .76     $     .75
                                                     =========     =========
DILUTED EARNINGS PER SHARE                           $     .76     $     .74
                                                     =========     =========

                     (See Notes to Financial Statements)

                                         HORIZON FINANCIAL CORP.
                             Consolidated Statements of  Stockholder's Equity
                                9 months Ended December 31, 2000 and 1999
                                              (unaudited)

                        Common Stock
                    ---------------------  Additional                 Unearned      Other       Treasury
                    Number of               Paid-In      Retained       ESOP    Comprehensive     Stock
                     Shares      At Par     Capital      Earnings      Shares   Income (Loss)    at Cost
                    ---------  ----------  -----------  -----------  ---------   -----------  ------------

BALANCE, March 31,
 1999               8,491,523  $8,491,523  $56,459,066  $28,638,576  $(350,000)  $ 3,201,816             -
Comprehensive income
 Net income                 -           -            -    6,429,988          -             -             -
 Other comprehensive
 income
  Change in unreal-
    ized gains on
    available-for-
    sale securities,
    net taxes of
    $(1,069,049)            -           -            -            -          -    (2,075,213)            -
  Total other compre-
    hensive income          -           -            -            -          -             -             -

 Comprehensive income       -           -            -            -          -             -             -

Unearned ESOP shares        -           -            -            -   (154,725)            -             -

Cash dividends on
 common stock at
 $.35 per share             -           -            -   (2,993,609)         -             -             -


Dividend reinvestment
 plan                  31,427      31,427      341,654            -          -             -             -
Stock options
 exercised             51,943      51,943      290,457            -          -             -             -
Treasury stock
 purchased                  -           -            -            -          -             -             -
                    ---------  ----------  -----------  -----------  ---------   -----------  ------------
BALANCE, December 31,
 1999               8,574,893  $8,574,893  $57,091,177  $32,074,955  $(504,725)  $ 1,126,603  $          -
                    =========  ==========  ===========  ===========  =========   ===========  ============
BALANCE, March 31,
 2000               8,642,571  $8,642,571  $57,372,024  $33,325,068  $(432,621)  $   718,759  $ (3,690,810)


Comprehensive income
 Net income                 -           -            -    6,125,718          -             -             -
 Other comprehensive
  income
  Change in unreal-
  ized gains on
  available-for-sale
  securities, net
  taxes of $ 1,504,671      -           -            -            -          -     2,920,832             -

  Total other compre-
  hensive income            -           -            -            -          -             -             -
 Comprehensive income       -           -            -            -          -             -             -
Cash dividends on
 common stock at $.36
 per share                  -           -            -   (2,861,109)         -             -             -
Stock options
 exercised             16,420      16,420       98,504            -          -             -             -
Treasury stock
 purchased                  -           -            -            -          -             -    (5,217,306)
                    ---------  ----------  -----------  -----------  ---------   -----------  ------------
BALANCE, December 31,
 2000               8,658,991  $8,658,991  $57,470,528  $36,589,677  $(432,621)  $ 3,639,591  $ (8,908,116)
                    =========  ==========  ===========  ===========  =========   ===========  ============


                                           Total
                        Stockholders'   Comprehensive
                            Equity         Income
                        ------------   --------------

BALANCE, March 31,
 1999                   $ 96,440,981
Comprehensive income
 Net income                6,429,988   $  6,429,988
 Other comprehensive
 income
  Change in unreal-
    ized gains on
    available-for-
    sale securities,
    net taxes of
    $(1,069,049)          (2,075,213)    (2,075,213)
                                       ------------
  Total other compre-
    hensive income                 -     (2,075,213)
                                       ------------
 Comprehensive income              -   $  4,354,775
                                       ============
Unearned ESOP shares        (154,725)
Cash dividends on
 common stock at
 $.35 per share           (2,993,609)
Dividend reinvestment
 plan                        373,081
Stock options
 exercised                   342,400
Treasury stock
 purchased                         -
BALANCE, December 31,
 1999                    $98,362,903

BALANCE, March 31,
 2000                    $95,934,991
Comprehensive income
 Net income                6,125,718   $  6,125,718
 Other comprehensive
  income
  Change in unreal-
  ized gains on
  available-for-sale
  securities, net
  taxes of $ 1,504,671     2,920,832      2,920,832
                                       ------------
  Total other compre-
   hensive income                  -      2,920,832
                                       ------------
 Comprehensive income              -   $  9,046,550
                                       ============
Cash dividends on
 common stock at $.36
 per share                (2,861,109)
Stock options
 exercised                   114,924
Treasury stock
 purchased                (5,217,306)
                         -----------
BALANCE, December 31,
 2000                    $97,018,050
                         ===========

                                             (See Notes to Financial Statements)

                         Horizon Financial Corp.
               Consolidated Statement Of Cash Flows (unaudited)

                                                     9 Months Ended
                                                        December 31,
                                                     2000          1999
                                                 ------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                      $  6,125,718  $  6,429,988
Adjustments to reconcile net income to net
cash provided by operating activities
 Depreciation and amortization                      1,358,567       985,908
 Stock dividends   Federal Home Loan Bank stock      (266,200)     (157,900)
 Provision for loan losses                            185,000       129,884
 Goodwill                                              43,053        43,053
Changes in assets and liabilities
 Interest and dividends receivable                   (547,640)     (382,444)
 Interest payable                                     406,891        52,373
 Federal income tax (receivable) payable              182,356      (770,986)
 Other assets                                        (177,599)      160,251
 Other liabilities                                 (1,988,820)   (1,402,685)
                                                 ------------  ------------
   Net cash flows from operating activities         5,321,326     5,087,442
                                                 ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in interest-bearing deposits, net      (7,743,000)    6,574,981
 Purchases of investment securities - available-
   for-sale                                       (14,869,787)   (7,254,219)
 Proceeds from sales and maturities of
   investment securities - available-for-sale       6,125,359    19,656,272
 Proceeds from maturities of investment
   securities - held-to-maturity                      499,813        24,473
 Purchases of mortgage-backed securities -
   available-for-sale                              (2,095,614)   (5,967,146)
 Proceeds from maturities of mortgage-backed
   securities - available-for-sale                 24,338,626    10,751,391
 Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                    1,342,288     2,333,074
 Purchase of Federal Home Loan Bank stock            (217,900)         -
 Net change in loans                              (29,032,929)  (46,661,105)
 Purchases of bank premises and equipment            (182,365)   (4,106,759)
 Net change in other real estate owned                233,940      (323,468)
                                                 ------------  ------------
   Net cash flows from investing activities       (21,601,569)  (24,972,506)
                                                 ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits                            13,139,589    11,639,002
 Net change in borrowed funds                       5,368,000     9,311,849
 Common stock issued, net                             114,924       715,481
 Cash dividends paid                               (2,861,109)   (2,993,609)
 Treasury stock purchased                          (5,217,306)         -
                                                 ------------  ------------
   Net cash flows from financing activities        10,544,098    18,672,723
                                                 ------------  ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS            (5,736,145)   (1,212,341)

CASH AND CASH EQUIVALENTS, beginning of period     16,043,055    10,889,530
                                                 ------------  ------------
CASH AND CASH EQUIVALENTS, end of period         $ 10,306,910  $  9,677,189
                                                 ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for interest        $ 23,676,497  $ 19,260,880
                                                 ============  ============
 Cash paid during the period for income tax      $  3,030,000  $  3,960,000
                                                 ============  ============
                (See Notes to Financial Statements)
8

                           HORIZON FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND NINE MONTHS ENDED DECEMBER 31, 2000
                                (unaudited)

NOTE A - Basis of Presentation
------------------------------

The consolidated financial statements for the three months and nine months ended December 31, 2000, include the accounts of Horizon Financial Corp. (the Corporation), Horizon Bank (the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended December 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. annual report for the year ended March 31, 2000.

NOTE B - Reclassification
-------------------------

Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.

NOTE C - Net Income Per Share
-----------------------------

Basic earnings per share for the three months ended December 31, 2000 and 1999 are calculated on the basis of 7,782,384 and 8,566,711 weighted average shares outstanding. Diluted earnings per share for the three months ended December 31, 2000 and 1999 are calculated on the basis of 7,813,504 and 8,640,591 weighted average shares outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options and warrants under the treasury stock method.

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

General
-------

The Corporation was formed under Washington law on May 22, 1995, and became the holding company of the Bank, effective October 13, 1995. Effective June 19, 1999 the Corporation completed the acquisition of Bellingham Bancorporation, whose wholly-owned subsidiary, Bank of Bellingham, was merged with and into Horizon Bank. At December 31, 2000, the Corporation had total assets of $733.4 million, total deposits of $577.5 million and total equity of $97.0 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth herein, including the consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

At its January 19, 2000 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 863,000 shares) of the Corporation's outstanding Common Stock over a 24 month period. During the fiscal year ended March 31, 2000, the Corporation repurchased 366,000 shares of its Common Stock, compared to the repurchase of 13,900 shares of Common Stock during the prior year. The Corporation had authorized a repurchase plan in March 1998, which was rescinded by the Board of Directors effective January 18, 1999, with the signing of the definitive agreement to merge with Bellingham Bancorporation, as discussed below. During the nine months ended December 31, 2000, the Corporation repurchased 494,100 shares of its Common Stock which fulfilled the existing plan.

At its October 24, 2000 meeting, the Board of Directors authorized a new repurchase plan, allowing the repurchase of up to 10% (approximately 780,000 shares) of the Corporation's outstanding Common Stock over a 24 month period. As of December 31, 2000 the Corporation had repurchased 33,600 shares of its Common Stock under this plan.

Acquisition
-----------

On June 19, 1999, the Corporation completed the acquisition of Bellingham Bancorporation, a Washington corporation, headquartered in Bellingham, Washington. The acquisition was accomplished in an all stock transaction valued at approximately $15.5 million, including the assumption of outstanding Bellingham Bancorporation stock options and warrants. The Corporation exchanged 2.74 shares of its Common Stock for each Bellingham Bancorporation share. In this regard, Horizon Financial issued approximately 1,129,264 shares of its Common Stock in the transaction. The acquisition was accounted for as a pooling-of-interests.

Prior to the acquisition, Bellingham Bancorporation was a $64.3 million bank holding company for the Bank of Bellingham, its primary subsidiary. The Bank of Bellingham was founded in 1992 by a group of local business people for the purpose of providing commercial banking services to the local community, and operated three full-service banking facilities in Bellingham.

Operating Strategy
------------------

The primary business of the Bank is to acquire funds in the form of deposits and wholesale funds, and to use the funds to make consumer, real estate, and commercial loans in the Bank's primary market area. In addition, the Bank invests in U.S. Government and federal agency obligations, mortgage-backed securities, corporate notes, and municipal securities. The Bank intends to continue to fund its assets primarily with retail deposits, although FHLB advances, and other wholesale borrowings, may be used as a supplemental source of funds.

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

The Bank's business strategy is to operate as a well-capitalized, profitable and independent community bank, dedicated to commercial lending, home mortgage lending, consumer lending, small business lending and providing quality financial services to local personal and business customers. The Bank has sought to implement this strategy by: (i) focusing on commercial banking opportunities, subsequent to its acquisition of a commercial bank in 1999;
(ii) continuing efforts towards the origination of residential mortgage loans, including one- to- four family residential construction loans; (iii) providing high quality, personalized financial services to individuals and business customers and communities served by its branch network; (iv) selling fixed rate mortgages to the secondary market; (v) improving asset quality; (vi) containing operating expenses; and (vii) maintaining capital in excess of regulatory requirements combined with prudent growth.

Financial Condition
-------------------

Total consolidated assets for the Corporation as of December 31, 2000, were $733,427,433, a 2.73% increase from the March 31, 2000, level of $713,914,043.
This increase in assets was due primarily to the growth in investment securities which increased 69.01% to $25,473,625 from $15,072,096 at March 31, 2000 and the growth in loans receivable which increased 1.14% to $596,284,208 from $589,583,539 at March 31, 2000. Total liabilities increased 2.98% to $636,409,383 at December 31, 2000, from $617,979,052 at March 31, 2000. This increase in liabilities was due in large part to the growth in deposits, which increased 2.33% to $577,466,674 at December 31, 2000 from $564,327,085 at
March 31, 2000. In addition, the Bank's balance sheet included $45,221,000 in borrowed funds, compared to $39,853,000 at March 31, 2000. Stockholders' equity showed a small increase to $97,018,050 at December 31, 2000, from $95,934,991 at March 31, 2000 due primarily to the increase in comprehensive income of $9,046,550, less dividends paid and shares repurchased.

Liquidity and Capital Resources
-------------------------------

The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals and other short-term cash requirements. At December 31, 2000, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $17,293,044.

As of December 31, 2000, the total book value of investments and mortgage-backed securities was $85,129,317 compared to a market value of $90,754,636, resulting in an unrealized gain of $5,625,319. On March 31, 2000, the book value of investments and mortgage-backed securities was $76,988,646 compared to a market value of $77,951,531 resulting in an unrealized gain of $962,885. The primary reason for this difference at December 31, 2000 compared to March 31, 2000 was the improved valuation of the bank's mortgage-backed securities and common stock holdings.

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

Stockholders' equity as of December 31, 2000 was $97,018,050 or 13.23% of assets, compared to $95,934,991 or 13.44% of assets at March 31, 2000. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of December 31, 2000 was 21.30%, compared to March 31, 2000 of 22.93%. These figures are well above the well-capitalized minimum of 10% required by the FDIC.

                     Comparative Results of Operations
               For the Three Months and Nine months Ended
                        December 31, 2000 and 1999

Net Interest Income
-------------------

Net interest income for the three months ended December 31, 2000, decreased 3.88% to $5,732,919 from $5,964,430 in the same time period of the previous year. Interest on loans for the quarter ended December 31, 2000, increased 14.21% to $12,607,673, from $11,038,740. This increase was due primarily to an increasing rate environment, an increase in loans receivable, and an overall effort to shift the concentration of loans receivable from primarily residential first mortgages to commercial loans. Interest and dividends on investments and mortgage-backed securities decreased slightly to $1,580,853, from $1,597,587 for the comparable quarter a year ago. Total interest income increased 12.28% to $14,188,526 from $12,636,327 due to the reasons stated above.

Total interest paid on deposits increased 22.21% to $7,575,739 from $6,198,868. This increase in interest expense is due to an overall growth in deposits and a higher interest rate environment especially at the short end of the yield curve, which greatly affects the rates paid by the Bank to attract and retain deposits. Interest on borrowings increased to $879,868 during the quarter, compared to $473,029 for the comparable period one year ago, due to a higher level of borrowings outstanding and the increase in rates mentioned above. During the quarter, the bank continued to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

Net interest income for the nine-month period ended December 31, 2000 decreased slightly to $17,572,589 from $17,648,581 for the comparable period one year ago. Total interest income increased 12.75% to $41,655,977 from $36,946,267, due primarily to the shift in interest earning assets as mentioned above. Total interest expense for the nine-month period increased 24.80% to $24,083,388 from $19,297,686 due to reasons stated above.

Provision for losses on loans
-----------------------------

The provision for losses on loans for the three months ended December 31, 2000, decreased 9.79% to $45,000 from $49,884 in the same time period of the previous year. At December 31, 2000, the loan loss reserve balance was $4,848,028. This represents .81% of loans receivable, compared to .80% as of
December 31, 1999.   The Bank's management considers this to be an adequate
level of reserves at this time.

As of December 31, 2000, the Bank had $835,313, in loans over 90 days delinquent, of which substantially all are secured by residential and commercial real estate, compared to $666,407 at December 31, 1999. This increase is due in part to the changing mix of loans on the Bank's balance sheet, which now includes more commercial, consumer, VISA and other unsecured loans.

Noninterest Income
------------------

Noninterest income for the three months ended December 31, 2000, increased 26.62% to $667,925 from $527,523 for the same time period a year ago. Service fee income increased 27.39% to $524,693 from $411,883 due primarily to fee income related to an increased portfolio of sold loans serviced for others. The net gain/loss on the sale of loans showed a loss of $126,940 during the quarter, compared to a loss of $25,924 in the comparable period one year ago. When the Bank sells loans, the remaining outstanding fees associated with these mortgages flow to the income statement as interest income. The proceeds directly related to the loan balances, however, are reflected as non-interest income. Therefore, even when the sale of loans generate an overall profit to the Bank (including the recognition of the fee income), the noninterest portion of the sale reflects a loss, due to the pricing of the loans at the time of the sale. The net gain/loss on sales of investment securities increased to $137,484 for the quarter ended December 31, 2000 from $-0- for the comparable period one year ago. During the quarter the bank sold a portion of its common stock holdings. Other noninterest income for the quarter decreased 6.27% to $132,688 from $141,564.

Noninterest income for the nine months ended December 31, 2000 increased 8.99% to $2,072,940 from $1,902,012. The net gain/loss on sale of loans showed a loss of $184,882 during the nine months ended December 31, 2000, compared to a loss of $70,565 in the prior period. The net gain/loss on sales of investment securities decreased 5.83% to $176,331 from $187,255 for the comparable period one year ago. The gains in these periods were due primarily to the sale of selected common stocks and mortgage backed securities from the Bank's investment portfolio. Other noninterest income for the nine month period increased 43.19% to $576,020 from $402,272, due primarily to the receipt of the trademark infringement settlement and the reversal of a REO reserve during the first quarter fiscal 2001 which was determined to not be necessary after the sale of the property.

Noninterest Expense
-------------------

Noninterest expense for the three months ended December 31, 2000, increased 3.55% to $3,353,353 from $3,238,501. Compensation and employee benefits increased 8.45% for the quarter ended December 31, 2000, to $1,864,925 from $1,719,564. This is due primarily to the overall growth in employment at the Bank from the prior year period. Building occupancy for the quarter ended December 31, 2000 increased 3.39% to $565,302 from $546,781. Factors contributing to this increase include: a new office in Bellingham opened November 1999; a new office in Murphy's Corner, opened in February 2000; and technology upgrades implemented over the past year. Data processing expenses increased 14.01% to $227,060 from $199,159. Advertising expenses for the quarter ended December 31, 2000 decreased 73.41% to $53,293 from $200,398.
The prior period included expenses related to the promotion of commercial bank products and services subsequent to the merger of Bank of Bellingham and the grand opening of our Barkley branch. Other noninterest expenses increased 12.26% to $642,773 from $572,599 due to the overall growth of the bank, increased commercial activity, and an increased mortgage servicing portfolio which results in increased amortization of the associated mortgage servicing asset.

Noninterest expense for the nine months ended December 31, 2000 increased 4.47% to $10,223,381 from $9,785,494. Compensation and employee benefits increased 8.68% to $5,470,631 from $5,033,693. Building occupancy expenses for the nine months increased 7.65% to $1,723,891 from $1,601,412. Other expenses decreased 2.16% to $1,954,764 at December 31, 2000 compared to $1,997,817 for the prior period.

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

(b)       Reports on Form 8-K:
          -------------------

             None

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HORIZON FINANCIAL CORP.

                                   By: /s/V. Lawrence Evans
                                       -------------------------------------
                                       V. Lawrence Evans
                                       President and Chief Executive Officer

                                   By: /s/Richard P. Jacobson
                                       -------------------------------------
                                      Richard P. Jacobson
                                       Chief Financial Officer

                                   Dated:  February 8, 2000
                                           ----------------