Form 10-K405
period 2001-03-31
HORIZON FINANCIAL CORP
filed 2001-06-27
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                            -----------------------------

                                     FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended March 31, 2001 OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File Number:  0-27062

                               Horizon Financial Corp.
                     -------------------------------------------
               (Exact name of registrant as specified in its charter)


            Washington                                       91-1695422
-----------------------------------------                -------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                         Identification No.)

1500 Cornwall Avenue, Bellingham, Washington                    98225
--------------------------------------------             -------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (360) 733-3050
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
YES       NO   X
    ----     ----

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Stock Market under the symbol "HRZB" on June 6, 2001, was $100,687,217 (8,855,516 shares at $11.37 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

                    DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders. (Parts II. and III).

                                   PART I

Item 1.  Business
-----------------

(a) General
    -------

     Horizon Financial Corp. ("Horizon Financial" or the "Corporation") was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank ("Horizon Bank" or the "Bank"), effective October 13, 1995. Effective June 19, 1999 the Corporation completed the acquisition of Bellingham Bancorporation, a $64.3 million, bank holding company for the Bank of Bellingham, which was merged with and into Horizon Bank. At March 31, 2001, the Corporation had total assets of $729.7 million, total deposits of $595.9 million and total equity of $97.9 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

     At its October 24, 2000 meeting, the Board of Directors authorized a new repurchase plan for up to 10% (approximately 897,000, as restated) of the Corporation's outstanding common stock over a 24 month period. During the fiscal year ended March 31, 2001, the Corporation repurchased 683,790 shares of its Common Stock, compared to the repurchase of 420,900 shares of Common Stock during the prior year.

Lending Activities
------------------

     General. The Bank's loan portfolio totaled $597,382,353 at March 31, 2001, representing approximately 81.86% of its total assets. On that date, 58.66% of total outstanding loans consisted of loans secured by mortgages on single family residential properties, 4.17% of the loans consisted of loans secured by two-to- four unit residential properties, 3.80% of total outstanding loans consisted of loans secured by mortgages on over four unit residential properties, and 29.85% of total outstanding loans consisted of commercial loans and commercial real estate loans. The balance of the Bank's outstanding loans at that date consisted of secured consumer loans and loans secured by savings deposits.

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

     In order to have the ability to make the yields on its loan portfolio and investments more interest rate sensitive, the Bank has implemented a number of measures. Those measures include: (i) adoption of a policy under which the Bank generally originates long-term, fixed-rate mortgage loans when such loans are written to specifications promulgated by the Federal Home Loan Mortgage Corporation ("FHLMC") and qualify for sale in the secondary market, (ii) origination of ARM loans on residential and commercial properties subject to market conditions, (iii) origination of variable rate commercial and consumer loans, and (iv) increased emphasis on originating 10 and 15 year amortizing mortgage loans. At March 31, 2001, $395,416,123 (or 66.19%) of the Bank's net mortgage loans receivable were comprised of loans that were other than long-term fixed-rate mortgage loans (i.e., loans with maturities greater than 15 years, which historically have been the industry's traditional area of lending activity).



     The following table provides selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                                                At March 31,
                                    --------------------------------------------------------------------
                                     2001          2000           1999           1998            1997
                                     ----          ----           ----           ----            ----
Type of Loan:
First mortgage loans:
  One- to-four family. . . . . . $619,394,856   $606,702,881   $564,394,944   $486,107,297   $428,045,812
  One- to-four family
   construction. . . . . . . . .   26,715,987     25,911,941     23,817,577     15,676,088     13,902,046
  Participations sold. . . . . . (246,582,822)  (176,537,497)  (163,526,986)  (112,251,375)   (83,742,111)
                                 -------------  ------------   ------------   ------------   ------------
    Subtotal . . . . . . . . . .  399,528,021    456,077,325    424,685,535    389,532,010    358,205,747

Commercial construction/land
 development . . . . . . . . . .   30,364,368     18,716,744      2,505,484     14,381,275      8,193,186
Residential commercial
 real estate . . . . . . . . . .   24,186,903     21,999,357     18,158,927     17,793,806     13,572,385
Nonresidential commercial real
 estate. . . . . . . . . . . . .  139,232,200     88,322,611     74,120,509     46,148,886     37,198,647
Commercial loans . . . . . . . .   20,221,122     14,472,300     19,293,804     11,936,000     14,814,000
Home equity secured. . . . . . .   19,834,618     16,952,862     13,499,198     16,701,470     18,358,470
Other consumer loans . . . . . .    2,530,851      4,829,230      5,216,800      5,812,765      7,250,176
                                 -------------  ------------   ------------   ------------   ------------
    Subtotal . . . . . . . . . .  635,898,083    621,370,429    557,480,257    502,306,212    457,592,611

Less:
  Deferred loan fees . . . . . .   (6,745,573)    (7,397,782)    (7,203,886)    (6,924,744)    (6,885,376)
  Loan loss reserve. . . . . . .   (4,976,670)    (4,757,152)    (4,463,305)    (4,085,203)    (3,779,761)
  Loans in process . . . . . . .  (26,793,487)   (19,631,956)   (12,163,897)   (12,635,603)    (7,653,078)
                                 -------------  ------------   ------------   ------------   ------------
                                 $597,382,353   $589,583,539   $533,649,169   $478,660,662   $439,274,396
                                 ============   ============   ============   ============   ============

     Loan Maturity. The following table sets forth certain information at March 31, 2001 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                              Due      Due After
                            Within     1 Through     Due Over
                           One Year     5 Years      5 Years
                             After       After        After
                             March       March        March
                           31, 2001     31, 2001     31, 2001        Total
                           --------     --------     --------        -----
                                         (In thousands)

Commercial, financial
 and agricultural . . . .  $34,117      $19,432      $54,343        $107,892
Real estate construction.       --           --       26,716          26,716
Real estate-mortgage,
 installment and other. .   28,471       59,828      374,475         462,774
                           -------      -------     --------        --------
    Total . . . . . . . .  $62,588      $79,260     $455,534        $597,382
                           =======      =======     ========        ========

     The following table sets forth the dollar amount of all loans due within one year after March 31, 2001 which have fixed interest rates and have floating or adjustable interest rates. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

                                   Fixed
                                   Rates       Adjustable Rates       Total
                                  -------     ------------------     -------
                                                (In thousands)

Commercial, financial and
 agricultural . . . . . . . . . . $   368          $33,749           $34,117
Real estate construction  . . . .      --               --                --
Real estate-mortgage, installment
 and other . . . . . . . . . . . .  8,471               --            28,471
                                  -------          -------           -------
     Total . . . . . . . . . . . .$28,839          $33,749           $62,588
                                  =======          =======           =======

     Residential Loans. The primary lending activity of the Bank has historically been the granting of conventional loans to enable borrowers to purchase existing homes or construct new homes. The Bank's real estate loan portfolio also includes loans on two-to-four family dwellings, multi-family housing (over four units), and loans made to purchase or refinance improved buildings to be used for residential housing. At March 31, 2001, approximately 65.95% of the Bank's total loan portfolio consisted of loans secured by residential real estate.

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

     The Bank presently originates both fixed-rate and ARMs secured by one-to-four family properties with a loan term not exceeding 30 years. Under certain conditions, ARM borrowers are allowed to convert beginning on the first interest rate change date and ending on the fifth interest rate change date from the date of the loan note. In addition, certain consumer safeguards are built into the ARM instruments used by the Bank. These safeguards include limits on annual and lifetime interest rate adjustments. The Bank generally originates these loans in accordance with guidelines established by the FHLMC. For the fiscal year ended March 31, 2001, adjustable mortgage loans totaled $515,600 or .34% of total originations as compared to $1,665,250 or 1.14% of total originations for the year ended March 31, 2000.

     Construction Loans. The Bank also provides construction financing for single-family dwellings and to a lesser extent makes land acquisition and development loans on properties intended for residential use. The interest rate charged by the Bank on these loans varies depending upon the type of security property and the creditworthiness of the borrower. At March 31, 2001, the Bank had $57,080,355, or 8.98% of total loans outstanding in construction loans, as compared to $44,628,685, or 7.18% of total loans at March 31, 2000. At March 31, 2001, $29,931,518 or 52.44% of the construction loan portfolio consisted of "speculative" construction loans (i.e., loans on dwellings for which there is not an underlying contract for sales).

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

     Multi-Family, Business and Commercial Loans. These types of loans constituted $183,640,225 or approximately 28.88% of Horizon Bank's loan portfolio at March 31, 2001. These loans include fixed rate and adjustable rate mortgages secured by apartment buildings (i.e., those containing five or more living units) and business and commercial properties. The Bank generally requires that such loans have a debt service coverage of 1.20 to 1 with a loan-to-value ratio not exceeding 80%. Fixed-rate loans generally have a five to 15-year loan term, with payments based upon a 15 to 30-year amortization schedule.

     At March 31, 2001, $32,467,547 of loans secured by income-producing properties have an interest rate which adjusts annually based upon changes in an index of United States Treasury securities published by the Board of Governors of the Federal Reserve System ("Federal Reserve"). The amount of any increase in the interest rate is generally limited to two percentage points (upward or downward) each adjustment period, with a limit of six percentage points on the amount which the interest rate can increase or decrease over the life of the loan.

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

     The merger with Bank of Bellingham included a wide range of commercial loans to small and medium sized businesses. This portfolio presently includes lines of credit with floating rates and maturities of one year or less and term loans for the purchase of equipment, real estate and other operating purposes with maturities generally not exceeding ten years. These loans are secured by a variety of business assets including equipment, real estate, accounts receivable and inventory. Under certain conditions, the Bank also offers unsecured credit to qualified borrowers.

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

     Consumer Loans. The Bank makes a variety of loans for consumer purposes. Included among these are home equity loans, home equity lines of credit, loans secured by personal property, such as automobiles, boats, and other vehicles, loans secured by a Horizon Bank Certificate of Deposit, unsecured loans, and loans for mobile homes located in parks.

     Horizon Bank actively markets consumer loans in order to provide a wider range of financial services to its customers and to achieve shorter terms and higher interest rates normally typical of such loans. At March 31, 2001, the Bank held $22,365,469 of consumer loans.

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

     Residential Loan Originations, Purchases and Sales. Currently, the Bank emphasizes the origination of 15 to 30 year fixed rate loans on terms and conditions which will permit them to be sold in the secondary market, while originating ARM loans and shorter term fixed-rate loans for its own portfolio.

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

     The Bank is a qualified servicer for both FHLMC and Fannie Mae. The Bank's general practice is to close its fixed-rate, one-to-four family residential loans on FHLMC loan documents in order to facilitate future sales to the mortgage corporation as well as to other institutional investors. From time to time, depending upon interest rates and economic conditions, the Bank has sold participation interests in loans in order to provide additional funds for lending, to generate servicing fee income and to decrease the dollar amount of its intermediate and long-term fixed-rate loans. The sale of loans in the secondary mortgage market reduces the Bank's interest rate risk and allows the Bank to continue to make loans during periods when savings flows decline or funds are otherwise unavailable for lending purposes. In connection with such sales, the Bank generally retains the servicing of the loans (i.e., collection of principal and interest payments), for which it generally receives a fee payable monthly of .25% to .375% per annum of the unpaid balance of each loan. As of March 31, 2001, the Bank was servicing loans for others aggregating approximately $246,582,822. In February 2001, the Bank began selling much of its current loan production on a servicing released basis, and plans to continue doing so for many of the long-term fixed rate loan originations. All sales of loan interests by the Bank are made without right of recourse to the Bank by the buyer of the loan interests in the event of default by the borrower.

     Loan Commitments. Horizon Bank issues commitments to originate conventional mortgage loans on existing residential dwellings. Loan commitments are made for periods up to 60 days from the date of loan application and are generally based upon the prevailing market rate at the time of application. At March 31, 2001, such commitments amounted to $6,549,275.

     Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives loan origination fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower at the closing of the loan.

     The Bank's loan origination fees are generally 0% to 2.5% on conventional residential mortgages and 1.0% to 2.0% for commercial real estate loans. The total amount of deferred loan origination fees and unearned discounts at March 31, 2001 was $6,745,573. Any unamortized loan fees are recognized as income at the time the loan is sold or paid off.

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

     Loan Modifications. The Bank offers a loan modification program to assist customers who are considering refinancing their home loans. For a fee the Bank will modify customers' loans under the program. No new principal is required and only the interest rate and payment amounts are changed. All other terms and conditions remain the same. In fiscal 2001, the Bank modified $20,842,647 of real estate loans, compared to $527,643 in fiscal 2000.

     Delinquent Loans, Loans in Foreclosure and Foreclosed Property. Real estate loans are defined as delinquent when any payment of principal and/or interest is past due. While the Bank generally is able to work out a satisfactory repayment schedule with a delinquent borrower, the Bank will undertake foreclosure proceedings if the delinquency is not otherwise resolved within 90 days. Property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until such time as it is sold or otherwise disposed of. At March 31, 2001, the Bank had nine loans over 90 days delinquent with a net balance of $832,299. Management does not anticipate incurring material losses from these loans. Subsequent to year end, the Bank had one borrower who had loans totaling approximately $17,000,000 become late on two regularly scheduled payments and had acknowledged that it had current temporary working capital shortages. The Bank estimates that there will be no loss on these loans due to the overall financial strength of the borrower, the borrower's plan to restructure its balance sheet, and the quality of the collateral held by the Bank.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                At March 31,
                                 -------------------------------------------
                                 2001      2000      1999      1998     1997
                                 ----      ----      ----      ----     ----

Non-accrual loans. . . . . .  $     --  $455,000   $     --  $138,000 $14,000
Loans 90 days or more
 delinquent and
 accruing interest . . . . .   832,299   456,729    383,000    30,345  57,918
Restructured loans . . . . .        --        --         --        --      --
Real estate acquired
 through foreclosure . . . .        --   323,468         --        --      --
                              -------- ----------  --------  -------- -------
  Total. . . . . . . . . . .  $832,299 $1,235,197  $383,000  $168,345 $71,918
                              ======== ==========  ========  ======== =======
As a percentage of net
 loans . . . . . . . . . . .      .14%       .21%      .07%      .04%    .02%
As a percentage of total
 assets. . . . . . . . . . .      .11%       .17%      .06%      .03%    .01%

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

     The Bank established an allowance for losses for the year ended March 31, 2001 in the amount of $4,976,670 and $4,757,152 for the year ended March 31, 2000. The Bank's loan loss reserve as of March 31, 2001, is approximately
 .83% of total loans receivable.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                        Year Ended March 31,
                      -------------------------------------------------------
                      2001         2000         1999         1998        1997
                      ----         ----         ----         ----        ----

Balance at
 beginning of
 period. . . . . . $4,757,152  $4,463,305  $4,085,203  $3,779,761  $3,490,150

 Provision for
 loan losses . . .    320,000     437,234     484,500     520,500     284,400

 Adjustment to
  reserves . . . .   (100,482)   (143,387)   (106,398)   (215,058)     (5,211)
                   ----------  ----------  ----------  ----------  ----------
Balance at end
 of period . . . . $4,976,670  $4,757,152  $4,463,305  $4,085,203  $3,779,761
                   ==========  ==========  ==========  ==========  ==========

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                        Year Ended March 31,
                      -------------------------------------------------------
                      2001         2000         1999         1998        1997
                      ----         ----         ----         ----        ----

Commercial, financial
 and agricultural. .$1,922,537  $1,187,327  $1,457,155  $1,324,053  $1,173,611
Residential real
 estate - mortgage . 3,054,133   3,569,825   3,006,150   2,761,150   2,606,150
                    ----------  ----------  ----------  ----------  ----------
  Total allowance
   for loan losses. $4,976,670  $4,757,152  $4,463,305  $4,085,203  $3,779,761
                    ==========  ==========  ==========  ==========  ==========

     The Bank had no allowances for real estate acquired through foreclosure at March 31, 2001, 2000, 1999, 1998 and 1997.

Investment Activities
---------------------

     Under Washington law, savings banks are permitted to own U.S. government and government agency obligations, commercial paper, corporate bonds, mutual fund shares, debt and equity obligations issued by creditworthy entities, whether traded on public securities exchanges or placed privately for investment purposes. The Bank holds a diverse portfolio of money market instruments, United States Treasury obligations, federal agency securities, municipal securities, common stock, preferred stock and corporate notes.

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

     The amortized cost of the above investments at March 31, 2001 was $16,235,686 compared to a market value of $21,624,828. For further information concerning the Bank's investment securities portfolio, see Note 4 of the Notes to the Consolidated Financial Statements contained in the Corporation's Proxy Statement for the 2001 Annual Meeting of Stockholders ("Proxy Statement").

     The Bank also invests in mortgage-backed securities. At March 31, 2001, such securities had an amortized cost of $53,507,780 and a market value of $54,354,862.

     The following table presents the amortized cost of the Bank's investment securities portfolio and short-term investments. The market value of the Bank's investment securities portfolio at March 31, 2001 was approximately $75,979,690. This does not include interest-bearing deposits and cash equivalents.

                                                  At March 31,
                                       ----------------------------------
                                         2001          2000          1999
                                         ----          ----          ----
                                                   (In thousands)
Investment securities:
 U.S. Government:
  Available for sale . . . . . . . .  $  4,879      $  4,812     $ 12,312
  Held to maturity . . . . . . . . .       369           369          892
                                       -------       -------      --------
                                         5,248         5,181       13,204

 Asset-backed securities(1):
  Available for sale . . . . . . . .    46,978        52,974       44,548
  Held to maturity . . . . . . . . .     6,530         8,249       10,959
                                       -------       -------     --------
                                        53,508        61,223       55,507

 Other securities(2):
  Available for sale . . . . . . . .    10,988         6,124        9,807
  Held to maturity . . . . . . . . .        --           500          500
                                       -------       -------     --------
                                        10,988         6,624       10,307
                                       -------       -------     --------
   Total investments . . . . . . . .    69,744        73,028       79,018

 Interest bearing deposits and
  cash equivalents . . . . . . . . .    24,508        20,004       26,462
                                       -------       -------     --------

                                       $94,252       $93,032     $105,480
                                       =======       =======     ========

----------
(1)  Consists of mortgage-backed securities and CMO's.
(2)  Consists of corporate debt securities and marketable equity securities.

     The following table sets forth the scheduled maturities, amortized cost, market values and average yields for the Bank's investment securities at March 31, 2001.

                                                   At March 31, 2001
                       ------------------------------------------------------------------------------------
                         One Year      One to Five     Five to Ten      More than        Total Investment
                         or Less         Years            Years         Ten Years           Securities
                       ------------   -------------   ------------    ------------    ---------------------
                       Amor- Aver-    Amor-  Aver-    Amor-  Aver-    Amor-  Aver-    Amor-           Aver-
                       tized  age     tized   age     tized   age     tized   age     tized   Market   age
                       Cost  Yield    Cost   Yield    Cost   Yield    Cost   Yield    Cost    Value   Yield
                       ----  -----    ----   -----    ----   -----    ----   -----    ----    -----   -----
                                                          (Dollars in thousands)
U.S. Government,
 agency securities,
 state and political
 subdivisions:
  Available for sale.$   --    --%  $ 3,487   6.73%  $ 1,392  6.59%  $    --    --%  $ 4,879  $ 4,970  6.69%
  Held to maturity. .    --    --        --     --       369  4.30        --    --       369      373  4.30
                     ------  ----   -------   ----   -------  ----   -------  ----   -------   ------  ----
                         --    --     3,487   6.73     1,761  6.11        --    --     5,248    5,343  6.52

Mortgage-backed
 securities:
  Available for sale. 1,373  3.02       126   1.21     3,002  6.66    42,477  6.51    46,978   47,627  6.40
  Held to maturity. .    64  6.18        36  15.12     5,941  6.43       489  9.77     6,530    6,728  6.73
                     ------  ----   -------  -----   -------  ----   -------  ----   -------  -------  ----
                      1,437  3.16       162   4.33     8,943  6.51    42,966  6.55    53,508   54,355  6.44

Other:
  Available for sale. 2,806  8.97     7,192   7.02       990  6.20        --    --    10,988   16,282  7.44
  Held to maturity. .    --    --        --     --        --    --        --    --        --       --    --
                     ------  ----   -------   ----   -------  ----   -------  ----   -------  -------  ----
                      2,806  8.97     7,192   7.02       990  6.20        --    --    10,988   16,282  7.44
                     ------  ----   -------   ----   -------  ----   -------  ----   -------  -------  ----
  Total . . . . . . .$4,243  7.00%  $10,841   6.88%  $11,694  6.42%  $42,966  6.55%  $69,744  $75,980  6.61%
                     ======  ====   =======   ====   =======  ====   =======  ====   =======  =======  ====

                                                        10

Savings Activities and Other Sources of Funds
---------------------------------------------

     General. Savings accounts and other types of deposits have traditionally been an important source of the Bank's funds for use in lending and for other general business purposes. In addition to deposit accounts, the Bank derives funds from loan repayments, loan sales, and other borrowings and operations. The availability of funds from loan sales is influenced by general interest rates and other market conditions. Loan repayments are a relatively stable source of funds while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities.

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

     The following table sets forth certain information concerning the deposits at the Bank.

                                      Year Ended March 31,
                   ----------------------------------------------------------
                          2001               2000                 1999
                   ------------------  -----------------   ------------------
                             Weighted            Weighted            Weighted
                   Average   Average   Average   Average   Average   Average
Type               Balance    Rate     Balance    Rate      Balance    Rate
----               -------    ----     -------    ----      -------     ----
                                    (Dollars in thousands)

Savings. . . . . .$ 33,299    2.98%  $  35,503    3.05%    $ 37,031    3.09%
Checking . . . . .  60,360    1.20      42,267    1.27       49,466    1.17
Money Market . . .  74,696    3.87      86,322    3.72       74,160    3.96
Time Deposits. . . 407,641    6.10     367,458    5.40      355,089    5.60
                  --------    ----    --------    ----     --------    ----
  Total. . . . . .$575,996    5.09%   $531,550    4.65%    $515,746    4.95%
                  ========    ====    ========    ====     ========    ====

     The following table indicates the amount of the Bank's deposits by time remaining until maturity as of March 31, 2001 of $100,000 or more.

                                          Certificates
Maturity Period                            of Deposit
---------------                           ------------
                                         (In thousands)

Three months or less. . . . . .           $  26,064
Three through six months. . . .              36,821
Six through twelve months . . .              35,247
Over twelve months. . . . . . .              26,894
                                           --------

  Total . . . . . . . . . . . .            $125,026
                                           ========

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

     The Bank's personal MMDA currently has a $1,000 minimum deposit and has a tiered pricing program, with interest rates that vary by account dollar balance -- $2,500, $10,000, $25,000, $50,000 and higher. The Bank's Business
MMDA has tiers of $2,500, $10,000, $50,000, $100,000 and higher, with a $1,000 minimum deposit. These accounts have no maturity requirements, no regulatory interest rate ceilings, and limited check writing privileges. The interest rates on these accounts are adjusted by the Bank periodically, based on money market conditions. The Bank currently has a $10,000 minimum deposit (MMK) money market and has a tiered pricing program, with interest rates that vary by account dollar balance -- $10,000, $25,000, $50,000 and higher. The Bank also offers a $25,000 minimum deposit (ULT PLUS) money market and has a tiered pricing program, with interest rates that vary by account dollar balance --
$25,000, $50,000, $100,000 and higher.   These accounts have no maturity
requirements, no regulatory interest rate ceiling, and no check writing privileges. The interest rates on the account are adjusted by the Bank periodically or as dictated by money market conditions.

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

     Borrowings. In December 1998, the Bank joined the Federal Home Loan Bank of Seattle providing access to a variety of wholesale funding options. Also, the Bank's security portfolio provides additional borrowing capacity in the reverse repurchase markets. At March 31, 2001, the Bank had $22.9 million in borrowings, compared to $39.9 million at March 31, 2000 and $22.7 million in borrowings during the year ended 1999. Access to these wholesale borrowings allows management to meet cyclical funding needs, and assists in interest rate risk management efforts.

     The following tables set forth information regarding borrowings by the Bank at the end of and during the periods indicated. The tables includes both short-term and long-term borrowings unless noted otherwise.

                                                  For the Year Ended March 31,
                                                ------------------------------
                                                  2001       2000        1999
                                                  ----       ----        ----
                                                    (Dollars in thousands)

Maximum amount of borrowings outstanding
 at any month end. . . . . . . . . . . . . . .  $55,865    $39,853     $22,718
Approximate average borrowings outstanding . .   44,817     29,192      14,633
Approximate weighted average rate paid . . . .     6.73       5.64        4.92

                                                         At March 31,
                                                ------------------------------
                                                  2001       2000        1999
                                                  ----       ----        ----
                                                    (Dollars in thousands)

Balance outstanding at end of period . . . . .  $22,938    $39,853     $22,718
Weighted average rate paid . . . . . . . . . .     6.73       5.64        4.92

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

Personnel
---------

     At March 31, 2001, Horizon Bank employed 191 full-time and 25 part-time employees. Horizon Bank employees are not represented by any collective bargaining agreement. Management of Horizon Bank considers its relations with its employees to be good.

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

     The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds, the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. Since 1997, the assessment rate for both SAIF and BIF deposits has ranged from zero to 0.27% of covered deposits. As a well capitalized bank, Horizon Bank qualified for the lowest rate on its deposits for fiscal 2001.

     In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly.

     Prior to 2000, the FICO assessment rate for BIF-insured deposits was one-fifth the rate applicable to deposits insured by the SAIF. Beginning in 2000, SAIF- and BIF-insured deposits were assessed at the same rate by FICO. As a result, BIF FICO assessments will be higher than in previous periods while SAIF FICO assessments will be lower. For the first quarter of 2001, the annualized rate was 1.96 cents per $100 of insured deposits. Because the Bank is insured under the BIF fund, the FICO assessments have increased since 2000 as compared to prior years.

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

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile. The Bank calculated its leverage ratio to be 12.88% as of March 31, 2001.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.
Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. The Bank has calculated its total risk-based ratio to be 21.21% as of March 31, 2001, and its Tier 1 risk-based capital ratio to be 19.94%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

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

     The FDIC as the primary regulator of the Bank has outlined, in general, the requirements for compliance with FDICIA, but does not provide specific guidance on the internal control structure, documentation, or procedures to test the Bank's effectiveness. It is up to each bank to establish, document and design procedures to evaluate and test the internal control structure over financial reporting and compliance with designated laws and regulations that minimally include loans to insiders and dividend restrictions.

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

     Federal Home Loan Bank System. The FHLB of Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, the Bank is required to purchase and hold stock in the FHLB of Seattle in an amount equal to the greater of 1% of their aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding. As of March 31, 2001, Horizon Bank held stock in the FHLB of Seattle in the amount of $5,832,000. See "Business "Savings Activities and Other Sources of Funds -- Borrowings."

     Federal Reserve System. The Federal Reserve Board requires (under "Regulation D") that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits.
These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must maintain reserves against net transaction accounts, in the amount of 3% on amounts of $37.3 million or less, plus10% on amounts in excess of $37.3 million. In addition, a bank may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements.
The amounts and percentages are subject to adjustment by the Federal Reserve. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of March 31, 2001, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded the Bank's reserve requirements.

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

     New Legislation. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. The Act contains federal legislation intended to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

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

     Capital Requirements. The Federal Reserve has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency's regulations. Under the Federal Reserve Board's capital guidelines, at March 31, 2001, the Corporation's levels of consolidated regulatory capital exceed the Federal Reserve's minimum requirements, as follows:

                                           Amount        Percent
                                           ------        -------
                                           (Dollars in Thousands)

Tier 1 Capital                             $93,246       19.97%
Minimum Tier 1 (leverage) requirement       18,678        4.00
                                           -------       -----
Excess                                     $74,568       15.97%
                                           =======       =====

Risk-based capital                         $99,189       21.24%
Minimum risk-based capital requirement      37,356        8.00
                                           -------       -----
Excess                                     $61,833       13.24%
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

     At its January 19, 2000 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 992,450 shares) of the Corporation's outstanding common stock over a 24 month period. At its October 24, 2000 meeting, the Board of Directors authorized a new repurchase plan for up to 10% (approximately 897,000 shares) of the Corporation's outstanding common stock over a 24 month period. Shares may be purchased from time to time depending upon market conditions, price and other management considerations. During the fiscal year ended March 31, 2001, the Corporation repurchased 683,790 shares of its Common Stock, compared to the repurchase of 420,900 shares of its
Common Stock during the prior year.   As of June 26, 2001, the Corporation has
repurchased a total of 22,200 shares under the current plan.

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

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all financial institutions for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" association (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders. Horizon Bank met the residential loan requirement for the taxable year ending March 31, 2001.

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

                                              Net Book
                                Year         Value as of      Square   Leased/
                               Opened       March 31, 2001     Feet     Owned
                               ------       --------------    ------   -------

Bellingham Main Office . . . .  1971          $1,125,184      19,179     Owned
 1500 Cornwall Avenue
 Bellingham, WA 98225

Bellingham/Meridian. . . . . .  1987             761,191       4,650     Owned
 4110 Meridian
 Bellingham, WA 98226

Ferndale Office. . . . . . . .  1976             368,160       3,692     Owned
 Third and Main
 Ferndale, WA 98248

Lynden Office. . . . . . . . .  1981             432,827       3,702     Owned
 Third and Grover
 Lynden, WA 98264

Blaine Office. . . . . . . . .  1976             538,039       3,610     Owned
 Fourth & "H" Streets
 Blaine, WA 98230

Mount Vernon Office. . . . . .  1976             278,092       3,275     Owned
 1503 Riverside Dr.
 Mount Vernon, WA 98273

Anacortes Office . . . . . . .  1987             808,666       3,650     Owned
 1218 Commercial Avenue
 Anacortes, WA 98221

                     (table continued on following page)

                                              Net Book
                                Year         Value as of      Square   Leased/
                               Opened       March 31, 2001     Feet     Owned
                               ------       --------------    ------   -------

Snohomish Office . . . . . . .  1987            $172,923       1,388     Owned
 620 2nd Street
 Snohomish, WA 98290

Everett Office . . . . . . . .  1991              49,951       1,972    Leased
 909 S.E. Everett Mall Way
 #E-500
 Everett, WA 98208

Burlington Office. . . . . . .  1994           1,128,714       3,980     Owned
 1020 S. Burlington Blvd
 Burlington, WA  98232

Edmonds Office . . . . . . . .  1994           2,266,286      15,265     Owned
 130 Fifth Avenue South
 Edmonds, WA  98020

Murphy's Corner Office . . . .  2000           1,834,461       3,720     Owned
 12830 Bothell Everett Hwy.
 Everett, WA 98208

Barkley. . . . . . . . . . . .  1999           3,432,606      14,691     Owned
 2122 Barkley Blvd.
 Bellingham, WA 98228

Holly Street Office. . . . . .  1999             491,925       4,000     Owned
 211 E. Holly Street
 Bellingham, WA 98227

Fountain Office (1). . . . . .  1999             137,844       4,648    Leased
 2625 Meridian Street
 Bellingham, WA 98228

Alabama Office . . . . . . . .  1999             751,913       4,500     Owned
 802 Alabama Street
 Bellingham, WA 98228

Marysville (land only) . . . .    --             635,737          --     Owned

----------------
1.  Fountain Office closed on July 14, 2000.

    At March 31, 2001, the aggregate book value of the Corporation's premises and equipment was $15,214,519.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     Horizon Financial Corp.'s common stock is traded on The Nasdaq Stock Market under the symbol HRZB. The common stock began trading on the Nasdaq Stock Market at the time of Horizon's conversion to stock form in August 1986. The following table presents the high and low prices as reported by the Nasdaq Stock Market and dividends paid for the last two fiscal years. These prices represent quotations by the dealers and do not necessarily represent actual transactions, and do not include retail markups, markdowns or commissions.
The Corporation has approximately 4,274 stockholders.

          2001 Fiscal Year
          Quarter             High             Low             Dividend
          -------             ----             ---             --------

          Fourth            $10.924           $8.913            $0.104
          Third              10.381            7.826             0.104
          Second              9.565            7.554             0.104
          First               8.804            7.310             0.104

          2000 Fiscal Year
          Quarter             High             Low             Dividend
          -------             ----             ---             --------

          Fourth             $9.620          $ 7.773            $0.104
          Third              10.761            7.826             0.104
          Second             12.174            9.348             0.104
          First              12.174           10.217             0.096

Dividend Policy
---------------

     Horizon Financial Corp. historically has paid cash dividends on its common stock. The Corporation must adhere to certain regulatory requirements governing the distribution of dividends, and there can be no assurance that the Corporation will continue to declare cash dividends in the future.

Item 6.  Selected Financial Data
--------------------------------

     The following table sets forth certain information concerning the financial position of the Bank at and for the dates indicated.

                                               March 31,
                           ------------------------------------------------
                           2001       2000       1999       1998       1997
                           ----       ----       ----       ----       ----
                                             (In thousands)
Financial Condition Data:

Total Assets . . . . . .  $729,736   $713,914   $668,116   $605,613   $568,565
Loans Outstanding. . . .   597,382    589,584    533,649    478,661    439,274
Cash and Investment
 Securities. . . . . . .   106,117     99,375    115,194    112,172    114,656
Deposits . . . . . . . .   595,914    564,327    537,390    501,293    472,261
Borrowings . . . . . . .    22,938     39,853     22,718      1,180        600
Stockholders' Equity . .    97,909     95,935     96,441     86,675     83,534

                                      Year Ended March 31,
                      -------------------------------------------------
                      2001       2000     1999(1)    1998(1)    1997(1)
                      ----       ----     ----       ----       -------
                                             (In thousands)

Operating Data:

Interest Income. . . $55,837    $49,947    $48,119    $45,745    $42,774
Interest Expense . . (32,239)   (26,257)   (25,267)   (23,991)   (22,372)
Net Interest Income.  23,598     23,690     22,852     21,754     20,402
Other Income . . . .   2,951      2,851      3,175      2,267      1,922
Non-interest
 Expense . . . . . . (13,756)   (13,243)   (11,357)    (9,934)    (9,595)
Provision for Loan
 Losses. . . . . . .    (320)      (437)      (484)      (521)      (284)
                     -------    -------    -------    -------    -------
Income (Loss) Before
 Taxes . . . . . . .  12,473     12,861     14,186     13,566     12,445
Federal Income Tax .  (4,202)    (4,180)    (4,844)    (4,598)    (4,193)
                     -------    -------    -------    -------    -------
Net Income . . . . . $ 8,271    $ 8,681    $ 9,342    $ 8,968    $ 8,252
                     =======    =======    =======    =======    =======

Per Common Share:(3)
 Fully-diluted
  earnings . . . . .  $ 0.90      $0.88      $0.94      $0.91      $0.84
 Dividends . . . . .    0.42       0.41       0.38(4)    0.72(2)(4) 0.65(2)(4)
 Equity. . . . . . .   11.05      10.08       9.88       9.22       8.68
 Weighted average
  shares
  outstanding  . . 9,193,661  9,875,674  9,919,413  9,860,291  9,840,603

---------------
(1) Prior year numbers are restated to reflect the merger of Bellingham Bancorporation effective June 19, 1999.
(2) Includes a special cash dividend of $0.30 declared November 21, 1996, and special cash dividend of $0.35 declared January 28, 1998.
(3) Restated for 15% stock dividend effective May 8, 1997 and a 15% stock dividend declared April 24, 2001.
(4) Prior year numbers based on shares outstanding prior to merger for each respective year.

Key Operating Ratios:
---------------------

     The table below sets forth certain performance ratios of the Bank for the periods indicated. These ratios are calculated based on month end balances.

                                                       At and for the
                                                      Year Ended March 31,
                                                    ----------------------
                                                    2001     2000     1999
                                                    ----     ----     ----

Return on average assets (net income divided
 by average total assets). . . . . . . . . . . . .  1.15%    1.26%    1.47%

Return on average equity (net income divided
 by average equity). . . . . . . . . . . . . . . .  8.53     9.02    10.03

Dividend payout ratio (dividends declared
 per share divided by fully-diluted earnings
 per share). . . . . . . . . . . . . . . . . . . . 46.38    46.53    44.44

Equity to assets ratio (average equity divided
 by average total assets). . . . . . . . . . . . . 13.43    13.92    14.61

Interest rate spread (difference between average
 yield on interest-earning assets and average
 cost of interest bearing liabilities) . . . . . .  2.89     3.14     3.20

Net yield on earning assets (net interest
 income as a percentage of average interest
 earning assets) . . . . . . . . . . . . . . . . .  3.42     3.65     3.78

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's Proxy Statement.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
---------- ---------------------------------------------------------

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

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

     The executive officers of the Corporation and the Bank are as follows:

Name                         Age  Position
----                         ---  --------

George W. Gust               71   Chairman of the Board of the Corporation

V. Lawrence Evans            54   Chief Executive Officer and President of the
                                  Corporation; and Chairman of the Board,
                                  Chief Executive Officer and President of the
                                  Bank

Richard P. Jacobson          38   Vice President and Secretary of the
                                  Corporation and Executive Vice President and
                                  Secretary of the Bank

A.R. (Gus) Ayala             51   Senior Vice President of the Bank

Richard L. (Dick) Hovde      54   Senior Vice President of the Bank

Karla C. Lewis               54   Senior Vice President of the Bank

Judy E. Boxx                 59   Vice President of the Bank

Paul C. Eickmeyer            57   Vice President of the Bank

              (table continues on following page)

Name                         Age   Position
----                         ---   --------

William (Bill) Frank         58   Vice President of the Bank

Nancy A. Graham              39   Vice President of the Bank

Christine C. Hagen           53   Vice President of the Bank

Dale A. E. Holt              36   Vice President of the Bank

Kelli J. Holz                32   Vice President of the Corporation and the
                                  Bank

Jeffrey H. Jansen            43   Vice President of the Bank

Karen A. LePage              60   Vice President of the Corporation and the
                                  Bank

Sandra R. Mathewson          41   Vice President of the Bank

Merwyn G. Murk               62   Vice President of the Bank

Elizabeth (Beth) E. Sherry   49   Vice President of the Bank

John K. Stewart              48   Vice President of the Bank

Shawn M. Thelen              49   Vice President of the Bank

Carla J. Williams            55   Vice President of the Bank

Donald A. Wolf               52   Vice President of the Bank

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

     A.R. (GUS) AYALA joined the Bank pursuant to the merger of Bellingham Bancorporation effective June 19, 1999. He served as Chief Financial Officer for the Bank of Bellingham from September 1997 until completion of the merger. Previously, he was Senior Vice President with a commercial bank in Lompoc, California. He is currently Senior Vice President, and Operations Manager for the Bank.

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

     NANCY A. GRAHAM joined the Bank in February 1997. She was appointed Vice President in March 2001 and is currently the Secondary Marketing Analyst for the Bank.

     CHRISTINE C. HAGEN joined the Bank pursuant to the merger of Bellingham Bancorporation effective June 19, 1999. She served as Vice President, Operations for the Bank of Bellingham from July 1992 until completion of the merger. She is currently Vice President, Human Resource Manager for the Bank.

     DALE A. E. HOLT joined the Bank pursuant to the merger of Bellingham Bancorporation effective June 19, 1999. He is currently Vice President, commercial loan officer for the Bank.

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

     SHAWN M. THELEN joined the Bank in February 2001 and is a commercial loan officer. She was previously a Senior Vice President Business Banking for a national bank.

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

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a)  (1)  Financial Statements.
               --------------------

               Independent Auditor's Report*
               Consolidated Statement of Financial Position, March 31, 2001
                and 2000*
               Consolidated Statement of Income for the years ended March 31,
                2001, 2000 and 1999*
               Consolidated Statement of Stockholders' Equity for the years ended March 31, 2001, 2000 and 1999*
               Consolidated Statement of Cash Flows for the years ended March
                31, 2001, 2000 and 1999*

               Notes to Consolidated Financial Statements*
               ------------------
               *     Contained in the Corporation's Proxy Statement and
                      incorporated herein by reference.

          (2) All required financial statement schedules are included in the Notes to Consolidated Financial Statements contained in the Corporation's Proxy Statement.

     (b) No current reports on Form 8-K were filed by the Corporation during the three months ended March 31, 2001.

     (c)  Exhibits
          --------
             (3.1)   Articles of Incorporation of Horizon Financial, Corp.
                      (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
             (3.2)   Bylaws of Horizon Financial Corp. (incorporated by
                      reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
            (10.1)   Amended and Restated Employment Agreement with V.
                      Lawrence Evans (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
            (10.2)   Deferred Compensation Plan (incorporated by reference to
                      the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
            (10.3)   1986 Stock Option and Incentive Plan (incorporated by
                      reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
            (10.4)   1995 Stock Option Plan (incorporated by reference to
                      Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
            (10.5)   Bank of Bellingham 1993 Employee Stock Option Plan
                      (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 33-88571))
            (21)     Subsidiaries of the Registrant
            (23)     Consent of Auditors

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HORIZON FINANCIAL CORP.

 Date:  June 26, 2001                       By: /s/ George W. Gust
                                            ----------------------------
                                            George W. Gust
                                            Chairman of the Board
                                            (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/George W. Gust                       By: /s/Robert C. Diehl
    -------------------------                   ------------------------
    George W. Gust                              Robert C. Diehl
    Director and Chairman of                    Director
    the Board

    Date:  June 26, 2001                        Date:  June 26, 2001

By: /s/V. Lawrence Evans                    By: /s/Fred R. Miller
    -------------------------                   -------------------------
    V. Lawrence Evans                           Fred R. Miller
    Chief Executive Officer                     Director
    and President

    Date:  June 26, 2001                        Date:  June 26, 2001


By: /s/ Richard P. Jacobson                 By: /s/ James A. Strengholt
    -------------------------                   -------------------------
    Richard P. Jacobson                         James A. Strengholt
    Principal Financial Officer                 Director

    Date:  June 26, 2001                        Date:  June 26, 2001


By: /s/Kelli J. Holz                        By: /s/Frank G. Uhrig
    -------------------------                   -------------------------
    Kelli J. Holz                               Frank G. Uhrig
    Principal Accounting Officer                Director

    Date:  June 26, 2001                        Date:  June 26, 2001

By: /s/ Richard D. Haggen                   By: /s/Gary E. Goodman
    -------------------------                   -------------------------
    Richard D. Haggen                           Gary E. Goodman
    Director                                    Director

    Date:  June 26, 2001                        Date:  June 26, 2001


By: /s/ Robert C. Tauscher
    -------------------------
    Robert C. Tauscher
    Director

    Date:  June 26, 2001

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


--------------
     (a) The operation of the Corporation's wholly owned subsidiaries are included in the Consolidated Financial Statements contained in the
          Item 8 of this Form 10-K.

     (b)  Wholly-owned subsidiary of Horizon Bank.

                                  Exhibit 23

                              Consent of Auditors

                       CONSENT OF INDEPENDENT ACCOUNTANTS


The Board of Directors
Horizon Financial Corp.


We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-99780) of Horizon Financial Corp. pertaining to the 1986 Stock Option and Incentive Plan, and the 1995 Stock Option Plan; and the Registration Statement on Form S-8 (No. 333-88571) pertaining to the Bank of Bellingham 1993 Employee Stock Option Plan; of our report dated April 24, 2001, appearing in the 2001 proxy statement of Horizon Financial Corp., which is incorporated by reference in Horizon Financial Corp.'s Annual Report on Form 10-K for the year ended March 31, 2001.


/s/Moss-Adams LLP


Bellingham, Washington
June 26, 2001