Form 10-Q
period 2001-06-30
HORIZON FINANCIAL CORP
filed 2001-08-13
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

                               (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

            For the quarterly period ended June 30, 2001
                                           -------------
                                  OR

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

As of June 30, 2001, 8,844,186 common shares, $1.00 par value, were outstanding.

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


              SIGNATURES

                         INDEPENDENT ACCOUNTANT'S REPORT



Board of Directors and Stockholders'
Horizon Financial Corp.

We have reviewed the accompanying consolidated statements of financial condition of Horizon Financial Corp. and subsidiaries as of June 30, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the three months ended June 30, 2001. These financial statements are the responsibility of Horizon Financial Corp.'s management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Horizon Financial Corp. and subsidiaries as of March 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (which are not presented herein), and in our report dated April 24, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of March 31, 2001, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/s/ Moss Adams LLP


Bellingham, Washington
July 16, 2001

                            HORIZON FINANCIAL CORP.
               Consolidated Statements of Financial Condition

                                    ASSETS
                                                   June 30,         March 31,
                                                     2001             2001
                                                 (unaudited)
                                                --------------   -------------
Cash and cash equivalents                       $   12,404,540   $ 11,947,606
Interest-bearing deposits                           58,115,012     12,560,012
Investment securities
  Available-for-sale                                22,040,239     21,251,635
  Held-to-maturity                                     369,027        368,989
Mortgage-backed securities
  Available-for-sale                                27,909,535     47,626,879
  Held-to-maturity                                   6,062,653      6,530,210
Federal Home Loan Bank Stock                         5,925,400      5,832,000
Loans receivable                                   579,545,814    597,382,353
Loans held for sale                                  3,032,640      2,382,225
Accrued interest and dividends receivable            4,595,098      4,623,914
Bank premises and equipment, net                    15,013,025     15,214,519
Real estate owned                                      -               -
Other assets                                         4,096,304      4,015,814
                                                --------------   ------------
TOTAL ASSETS                                    $  739,109,287   $729,736,156
                                                ==============   ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY



Deposits                                        $  603,742,928   $595,913,667
Accounts payable and other liabilities               7,606,946      6,991,698
Securities sold under agreements to repurchase       5,938,000      5,938,000
Other borrowed funds                                17,000,000     17,000,000
Advances by borrowers for taxes and insurance          452,777      1,609,924
Income tax currently payable                         1,347,638        181,562
Net deferred income tax liabilities                  2,691,108      2,721,497
Deferred compensation                                1,471,251      1,470,451
                                                --------------   ------------
     Total liabilities                             640,250,648    631,826,799
                                                --------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value,
   10,000,000 shares authorized; none
   issued or outstanding                               -                -
  Common stock, $1 par value, 30,000,000
   shares authorized; 8,844,186 and
   8,861,238 issued and outstanding,
   respectively                                      8,844,186      8,861,238
  Additional paid-in capital                        62,252,612     62,380,016
  Retained earnings                                 24,198,745     23,046,017
  Unearned ESOP shares                                (360,517)      (360,517)
  Accumulated other comprehensive income             3,923,613      3,982,603
                                                --------------   ------------
     Total stockholders' equity                     98,858,639     97,909,357
                                                --------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  739,109,287   $729,736,156
                                                ==============   ============

                      (See Notes to Financial Statements)

                           HORIZON FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      3  months ended
                                                           June 30,

                                                    2001            2000
                                               --------------   -------------
INTEREST INCOME
  Interest on loans                            $  12,452,158    $  11,847,959
  Investment and mortgage-backed securities        1,574,247        1,637,766
                                               --------------   -------------
     Total interest income                        14,026,405       13,485,725
                                               --------------   -------------

INTEREST EXPENSE
  Interest on deposits                             7,391,990        6,814,954
  Interest on other borrowings                       360,892          753,068
                                               --------------   -------------
     Total interest expense                        7,752,882        7,568,022
                                               --------------   -------------
     Net interest income                           6,273,523        5,917,703

PROVISION FOR LOAN LOSSES                            160,000           95,000
                                               --------------   -------------
     Net interest income after provision
      for loan losses                              6,113,523        5,822,703
                                               --------------   -------------

NONINTEREST INCOME
  Service fees                                       592,470          508,569
  Other                                              148,225          212,773
  Net gain (loss) on sales of loans -
   servicing released                                302,656            -
  Net gain (loss) on sales of loans -
   servicing retained                               (302,692)         (38,997)
  Net gain on sale of investment securities          118,935           33,193
                                               --------------   -------------
     Total noninterest income                        859,594          715,538
                                               --------------   -------------

NONINTEREST EXPENSE
  Compensation and employee benefits               1,878,811        1,816,807
  Building occupancy                                 576,917          598,278
  Other expenses                                     662,994          573,608
  Data processing                                    234,649          221,374
  Advertising                                        174,585          154,761
                                               --------------   -------------
     Total noninterest expense                     3,527,956        3,364,828
                                               --------------   -------------

INCOME BEFORE PROVISION FOR INCOME TAX             3,445,161        3,173,413

PROVISION FOR INCOME TAX                           1,166,076        1,049,546
                                               --------------   -------------
NET INCOME                                     $   2,279,085    $   2,123,867
                                               =============    =============
BASIC EARNINGS PER SHARE                           $  .26           $  .22*
                                                   ======           =======
DILUTED EARNINGS PER SHARE                         $  .25           $  .22*
                                                   ======           =======
*Restated for 15% stock dividend declared April 24, 2001

                    (See Notes to Financial Statements)

                                   HORIZON FINANCIAL CORP.
                          Consolidated Statements of Stockholder's Equity
                             3 Months Ended June 30, 2001 and 2000
                                        (unaudited)

                             Common Stock
                         ---------------------       Additional                    Unearned       Other
                         Number of                    Paid-In       Retained         ESOP      Comprehensive
                           Shares       At Par        Capital       Earnings        Shares        Income
                         ----------    --------     ------------  ------------    ----------  -------------
BALANCE, March 31, 2000   8,642,571   $ 8,642,571   $57,372,024   $ 33,325,068   $  (432,621)   $   718,759
Comprehensive income
  Net income                      -             -             -      2,123,867             -              -
  Other comprehensive income
   Change in unrealized
    gains on available-
    for-sale securities,
    net of taxes of $(161,866)    -             -             -              -             -       (314,209)

   Total other comprehensive
    income                        -             -             -              -             -              -

  Comprehensive income            -             -             -              -             -              -
Unearned ESOP shares              -             -             -              -             -              -
Cash dividends on common stock
 at $.12 per share                -             -             -       (993,407)            -              -
Stock options exercised      16,420        16,420        98,504              -             -              -
Treasury stock purchased          -             -              -             -             -              -
                          ---------   -----------   -----------   ------------   ------------   -----------

BALANCE, June 30, 2000    8,658,991   $ 8,658,991   $57,470,528    $34,455,528   $  (432,621)   $   404,550
                          =========   ===========   ===========   ============   ============   ===========

BALANCE, March 31, 2001   8,861,238   $ 8,861,238   $62,380,016    $23,046,017   $  (360,517)   $ 3,982,603
Comprehensive income
  Net income                      -             -             -      2,279,085             -              -
  Other comprehensive income
   Change in unrealized
    gains on available-
    for-sale securities,
    net of taxes of $(30,389)     -             -             -              -             -        (58,990)

   Total other comprehensive
     income                       -             -             -              -             -              -

  Comprehensive income            -             -             -              -             -              -

Cash dividends on common
 stock at $.12 per share          -             -             -     (1,061,302)            -              -
15% stock dividend adjustment   424           424         4,251         (4,675)
Stock options exercised       4,724         4,724        32,891              -             -              -
Treasury stock purchased          -             -             -              -             -              -
Retirement of treasury
 stock                      (22,200)      (22,200)     (164,546)       (60,380)            -              -
                          ---------   -----------   -----------   ------------   ------------   -----------
BALANCE, June 30, 2001    8,844,186    $ 8,844,186  $62,252,612    $24,198,745   $  (360,517)   $ 3,923,613
                          =========   ===========   ===========   ============   ============   ===========



                                Treasury                                 Total
                                 Stock          Shareholders'        Comprehensive
                                at Cost            Equity                Income
                              -----------      ---------------      ---------------
Comprehensive income
  Net income                           -          2,123,867         $   2,123,867
  Other comprehensive income
   Change in unrealized
    gains on available-
    for-sale securities,
    net of taxes of $(161,866)         -           (314,209)             (314,209)
                                                                    -------------
   Total other comprehensive
    income                             -                  -              (314,209)
                                                                    -------------
  Comprehensive income                 -                  -         $   1,809,658
                                                                    =============
Unearned ESOP shares                   -                  -
Cash dividends on common stock
 at $.12 per share                     -           (993,407)
Stock options exercised                -            114,924
Treasury stock purchased        (130,344)          (130,344)
                            ------------       ------------

BALANCE, June 30, 2000      $ (3,821,154)      $ 96,735,822
                            ============       ============

BALANCE, March 31, 2001     $          -       $ 97,909,357
Comprehensive income
  Net income                           -          2,279,085         $   2,279,085
Change in unrealized
    gains on available-
    for-sale securities,
    net of taxes of $(30,389)          -            (58,990)              (58,990)
                                                                    -------------

Total other comprehensive
     income                            -                  -               (58,990)
                                                                    -------------

Comprehensive income                   -                  -         $   2,220,095
                                                                    =============


Cash dividends on common
 stock at $.12 per share               -         (1,061,302)
15% stock dividend adjustment


Stock options exercised                -             37,615
Treasury stock purchased        (247,126)          (247,126)
Retirement of treasury
 stock                           247,126                  -
                            ------------       ------------

BALANCE, June 30, 2001      $          -       $ 98,858,639
                            ============       ============

                                                   (See Notes to Financial Statements)



                                HORIZON FINANCIAL CORP.
                        CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      3  months ended
                                                           June 30,

                                                    2001            2000
                                               --------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                   $   2,279,085    $   2,123,867
Adjustments to reconcile net income to net
cash provided by operating activities
  Depreciation and amortization                      459,623          275,139
  Stock dividends - Federal Home Loan Bank stock     (93,400)         (84,900)
  Provision for loan losses                          160,000           95,000
Changes in assets and liabilities
  Interest and dividends receivable                   28,816         (200,074)
  Interest payable                                   (27,879)         200,415
  Net change in loans held for sale                 (650,415)          -
  Federal income tax (receivable) payable          1,166,076        1,150,472
  Other assets                                       (80,490)        (177,720)
  Other liabilities                                 (467,801)      (4,807,283)
                                               --------------   -------------
    Net cash flows from operating activities       2,773,615       (1,425,084)
                                               --------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Investment in interest-bearing deposits, net   (45,555,000)       1,342,900
  Purchases of investment securities -
   available-for-sale                             (1,000,000)      (3,855,050)
  Proceeds from sales and maturities of
   investment securities - available-for-sale        468,218        1,990,007
  Purchases of mortgage-backed securities -
   available-for-sale                                 -               384,988
  Proceeds from maturities of mortgage-backed
   securities - available-for-sale                19,371,605        6,106,817
  Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                     467,057          434,080
  Purchase of Federal Home Loan Bank stock            -              (217,900)
  Net change in loans                             17,507,000      (19,434,943)
  Purchases of bank premises and equipment           (88,590)         (56,102)
  Net change in other real estate owned               -               323,468
                                               --------------   -------------
    Net cash flows from investing activities      (8,829,710)     (12,981,735)
                                               --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                           7,829,261        5,132,631
  Advances from securities sold under
   agreements to repurchase                           -            20,000,000
  Repayments of securities sold under
   agreements to repurchase                           -           (20,000,000)
  Advances from other borrowed funds                  -            11,850,000
  Repayments of other borrowed funds                  -            (6,853,000)
  Common stock issued, net                          (144,456)         114,924
  Cash dividends paid                               (924,650)        (993,407)
  Treasury stock purchased                          (247,126)        (130,344)
                                               --------------   -------------
  Net cash flows from financing activities         6,513,029        9,120,804
                                               --------------   -------------
NET CHANGE IN CASH AND CASH EQUIVALENTS              456,934       (5,286,015)

CASH AND CASH EQUIVALENTS, beginning of period    11,947,606       16,043,055
                                               --------------   -------------
CASH AND CASH EQUIVALENTS, end of period       $  12,404,540    $  10,757,040
                                               ==============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest     $    7,780,761   $   7,367,607
                                               ==============   =============
  Cash paid during the period for income tax   $       -        $      -
                                               ==============   =============

                     (See Notes to Financial Statements)
7

                              HORIZON FINANCIAL CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         THREE MONTHS ENDED JUNE 30, 2001
                                     (unaudited)


NOTE A - Basis of Presentation
------------------------------

The consolidated financial statements for the three months ended June 30, 2001, include the accounts of Horizon Financial Corp. (the Corporation), Horizon Bank (the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. annual report for the year ended March 31, 2001.

NOTE B - Reclassification
-------------------------

Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.

NOTE C - Net Income Per Share
-----------------------------

Basic earnings per share for the three months ended June 30, 2001 and 2000 are calculated on the basis of 8,857,270 and 9,521,305 weighted average shares outstanding. Diluted earnings per share for the three months ended June 30, 2001 and 2000 are calculated on the basis of 8,950,230 and 9,552,563 weighted average share outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options and warrants under the treasury stock method.

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

General
-------

The Corporation was formed under Washington law on May 22, 1995, and became the holding company of the Bank, effective October 13, 1995. Effective June 19, 1999 the Corporation completed the acquisition of Bellingham Bancorporation, whose wholly owned subsidiary, Bank of Bellingham, was merged with and into Horizon Bank. At June 30, 2001, the Corporation had total assets of $739.1 million, total deposits of $603.7 million and total equity of $98.9 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth herein, including the consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

The Bank was organized in 1922 as a Washington state-chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979, the Bank converted to a Washington state-chartered mutual savings bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). On August 12, 1986, the Bank then converted to a state-chartered stock savings bank under the name "Horizon Bank, a savings bank". The Bank became a member of the Federal Home Loan Bank ("FHLB") of Seattle in December 1998. Effective March 1, 2000, the Bank changed its name to its current title "Horizon Bank".

The Bank's operations are conducted through 15 full-service office facilities, located in Whatcom, Skagit and Snohomish counties in Northwest Washington.
The acquisition of Bellingham Bancorporation increased Horizon Financial's and Horizon Bank's presence in Whatcom County. During fiscal 2000, the Bank opened an additional office in Whatcom County, located in the Barkley Village area of Bellingham, in the northeast portion of the city. In addition to serving the growing population in this area, this new office (approximately 15,000 square feet) serves as an operation center to support additional growth for the Corporation. The Bank also completed construction of a new office building at Murphy's Corner near Mill Creek, which replaced the bank's leased location in that area. During fiscal 2000, the Bank purchased a bank site in Marysville, which may provide additional growth opportunities. The Bank's management continues to research sites for future development, with emphasis on locations in the growing Snohomish County markets.

At its October 24, 2000 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 897,000 shares, as restated) of the Corporation's outstanding Common Stock over a 24-month period. During the quarter ended June 30, 2001, the Corporation repurchased 22,200 shares of its Common Stock, compared to the repurchase of 15,640 shares, as restated under the previous plan, during the prior year's quarter.

Acquisition
-----------

On June 19, 1999, the Corporation completed the acquisition of Bellingham Bancorporation, a Washington corporation, headquartered in Bellingham, Washington. The acquisition was accomplished in an all stock transaction valued at approximately $15.5 million, including the assumption of outstanding Bellingham Bancorporation stock options and warrants. The Corporation exchanged 3.15 shares, as restated, of its Common Stock for each Bellingham Bancorporation share. In this regard, Horizon Financial issued approximately 1,298,654 shares, as restated, of its Common Stock in the transaction. The acquisition was accounted for as a pooling of interests.

Prior to the acquisition, Bellingham Bancorporation was a $64.3 million bank holding company for the Bank of Bellingham, its primary subsidiary. The Bank of Bellingham was founded in 1992 by a group of local business people for the purpose of providing commercial banking services to the local community, and operated three full-service banking facilities in Bellingham.

Operating Strategy
------------------

The primary business of the Bank is to acquire funds in the form of savings deposits and wholesale funds, and to use the funds to make consumer, real estate, and commercial loans in the Bank's primary market area. In addition, the Bank invests in U.S. Government and federal agency obligations, mortgage-backed securities, equity securities, and municipal securities. The Bank intends to continue to fund its assets primarily with retail deposits, although FHLB advances, and other wholesale borrowings, may be used as a supplemental source of funds.

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

Financial Condition
-------------------

The balance sheet for the Corporation was little changed at June 30, 2001, compared to March 31, 2001. Total consolidated assets for the Corporation as of June 30, 2001, were $739,109,287, a slight increase from the March 31, 2001, level of $729,736,156. Total liabilities also increased slightly to $640,250,648 at June 30, 2001, from $631,826,799 at March 31, 2001.
Stockholders' equity showed a small increase to $98,858,639 at June 30, 2001, from $97,909,357 at March 31, 2001.

Liquidity and Capital Resources
-------------------------------

The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals and other short-term cash requirements. At June 30, 2001, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $80,752,882.

As of June 30, 2001, the total book value of investments and mortgage-backed securities was $50,436,586 compared to a market value of $56,559,113, resulting in an unrealized gain of $6,122,527. On March 31, 2001, the book value of investments and mortgage-backed securities was $82,303,478 compared to a market value of $88,539,702 resulting in an unrealized gain of $6,236,224.

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

Stockholders' equity as of June 30, 2001 was $98,858,639 or 13.38% of assets, compared to $97,909,357 or 13.42% of assets at March 31, 2001. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of June 30, 2001 was 21.18%, compared to March 31, 2001 of 21.21%. These figures are well above the well-capitalized minimum of 10% required by the FDIC.

                          Comparative Results of Operations
                            For the Three Months Ended
                              June 30, 2001 and 2000



Net Interest Income
-------------------

Net interest income for the three months ended June 30, 2001, increased 6.01% to $6,273,523 from $5,917,703 in the same time period of the previous year. Interest on loans for the quarter ended June 30, 2001, increased 5.10% to $12,452,158, from $11,847,959. This increase was due in part to an overall effort to shift the concentration of loans receivable from primarily residential first mortgages to commercial loans, along with an increased impact from loan sales during the quarter. When loans are sold or paid off, the remaining fees associated with these loans flow into interest income. Therefore, significant refinance or loan sales activity typically results in increased deferred fee income recognition. Additional details regarding loan sale activity are included below, in the discussion on Non-Interest Income. Interest and dividends on investments and mortgage-backed securities decreased 3.88% to $1,574,247, from $1,637,766 for the comparable quarter a year ago. This decrease is due in part to the sale of selected long-term fixed rate mortgage-backed securities during the quarter, which shifted a portion of the investment portfolio into liquid, short-term assets with less interest rate risk. Total interest income increased 4.01% to $14,026,405 from $13,485,725 due to the reasons stated above.

Total interest paid on deposits increased 8.47% to $7,391,990 from $6,814,954. This increase in interest expense is due to an overall growth in deposits. Interest on borrowings decreased to $360,892 during the quarter, compared to $753,068 for the comparable period one year ago. The increased expense in the prior year was due to a higher level of borrowings outstanding and a higher level of interest rates in the prior year period. During the quarter ended June 30, 2001, the Bank continued to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

Provision for losses on loans
-----------------------------

The provision for losses on loans for the three months ended June 30, 2001, increased 68.42% to $160,000 from $95,000 in the same time period of the previous year. The increase is primarily attributable to the growing percentage of commercial and consumer loans on the Bank's balance sheet. At June 30, 2001, the loan loss reserve balance was $5,129,059. This represents
 .88% of loans receivable, compared to .81% as of June 30, 2000. The Bank's management considers this to be an adequate level of reserves at this time.

As of June 30, 2001, the Bank had $1,016,889 in loans over 90 days delinquent compared to $934,005 at June 30, 2000. This is due in part to the changing mix of loans on the Bank's balance sheet, which now includes more commercial, consumer, VISA and other unsecured loans.

Non Interest Income
-------------------

Non interest income for the three months ended June 30, 2001, increased 20.13% to $859,594 from $715,538 for the same time period a year ago. Service fee income increased 16.50% to $592,470 from $508,569. The net gain/loss on the sale of loans servicing released showed a gain of $302,656 in the current quarter, compared to $-0- in the comparable period one year ago. In February of 2001, the Bank began selling many of its new long-term fixed rate mortgages into the secondary market on a servicing released basis. The quarter ended June 30, 2001 marked the completion of the first full quarter of
operation under this new strategy.   Separately, the net gain/loss on the sale
of loans on a servicing retained basis (loans sold from the Bank's portfolio) showed a loss of $302,692 during the quarter, compared to a loss of $38,997 in the comparable period one year ago. When the Bank sells loans from its portfolio, the remaining outstanding fees associated with these mortgages flow to the income statement as interest income. The proceeds directly related to the loan balances, however, are reflected as non-interest income. Therefore, even when the sale of loans generate an overall profit to the Bank (including the recognition of the fee income), the non-interest portion of the sale reflects a loss, due to the pricing of the loans at the time of the sale. For example, the deferred fees recognized as a result of these servicing retained loan sales totaled $497,192 during the quarter ended June 30, 2001, well in excess of the $302,692 loss shown in the non-interest income category. The net gain/loss on sales of investment securities increased to $118,935 for the quarter ended June 30, 2001 from $33,193 for the comparable period one year ago. These gains in the current period were due primarily to the sale of selected common stocks and mortgage backed securities from the Bank's investment portfolio. Other non-interest income for the quarter decreased 30.34% to $148,225 from $212,773. The higher level of income in the prior year was due primarily to a $50,000 reversal of a Real Estate Owned reserve, which was determined to be unnecessary after the sale of the property.

Non Interest Expense
--------------------

Non interest expense for the three months ended June 30, 2001, increased 4.85% to $3,527,956 from $3,364,828. Compensation and employee benefits increased 3.41% for the quarter ended June 30, 2001, to $1,878,811 from $1,816,807.
This is due primarily to the overall growth in employment at the Bank from the prior year period. Building occupancy for the quarter ended June 30, 2001 decreased 3.57% to $576,917 from $598,278. Contributing to this decrease was the closure of the former Bank of Bellingham Fountain Branch in Bellingham, Washington. Data processing expenses increased 6.00% to $234,649 from $221,374. Advertising expenses for the quarter ended June 30, 2001 increased 12.81% to $174,585 from $154,761. This increase is due primarily to the Bank's additional marketing efforts to communicate its expanded commercial product lines and services. Other non-interest expenses increased 15.58% to $662,994 from $573,608 due to the overall growth of the bank, and an increased mortgage servicing portfolio that results in increased amortization of the associated mortgage servicing asset.

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

Item 3.     Defaults Upon Senior Securities
              None

Item 4.     Submission of Matters to a Vote of Security Holders
              None

Item 5.     Other Information
              None

Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits
            --------
            (3.1) Articles of Incorporation of Horizon Financial, Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 13,
                   1995)
            (3.2) Bylaws of Horizon Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
            (9.1) Amended and Restated Employment Agreement with V. Lawrence Evans (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
            (9.2) Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
            (9.3) 1986 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
            (9.4)  1995 Stock Option Plan (incorporated by reference to
                   Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
            (9.5) Bank of Bellingham 1993 Employee Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 33-88571))
             (15)  Awareness Letter from Accountants
             (21) Subsidiaries of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2001)

(b)         Reports on Form 8-K:
            -------------------

              None

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  HORIZON FINANCIAL CORP.



                                  By:    V. Lawrence Evans
                                       ----------------------------
                                       V. Lawrence Evans
                                       President and Chief Executive Officer


                                  By:    Richard P. Jacobson
                                       ----------------------------
                                       Richard P. Jacobson
                                       Chief Financial Officer



                                  Dated:    August 13, 2001
                                           ------------------------

                                  Exhibit 15

                       Awareness Letter from Accountants

114 W. Magnolia Street Suite 301
Bellingham, Washington 98225-4318
(360) 676-1920

July 16, 2001

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Dear Sirs:

We are aware that Horizon Financial Corporation has incorporated our report dated July 16, 2001 (issued pursuant to the provisions of Statement on Auditing Standards No. 71 by reference in its Registration Statements on Forms S-8 (No. 33-99780, 33-88571). We are also aware of our responsibilities under the Securities Act of 1933.

        Yours very truly,

        /s/Moss Adams LLP
        Moss Adams LLP