Form 10-Q
period 2001-09-30
HORIZON FINANCIAL CORP
filed 2001-11-09
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

                               (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

            For the quarterly period ended September 30, 2001
                                           ------------------
                                  OR

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

                                 YES  X   NO
                                    -----   -----

As of September 30, 2001, 8,681,991 common shares, $1.00 par value, were outstanding.

                                HORIZON FINANCIAL CORP.

INDEX                                                                   PAGE
-----                                                                   ----
PART 1   FINANCIAL INFORMATION

Item 1   Financial Statements

         Independent Accountant's Report                                  3

         Consolidated Statements of Financial Position                    4

         Consolidated Statements of Income                                5-6

         Consolidated Statements of Stockholders' Equity                  7

         Consolidated Statements of Cash Flows                            8

         Notes to Consolidated Financial Statements                       9

Item 2   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10-14


PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                               15

Item 2   Changes in Securities and Uses of Proceeds                      15

Item 3   Defaults Upon Senior Securities                                 15

Item 4   Submission of Matters to a Vote of  Security Holders            15

Item 5   Other Information                                               15

Item 6   Exhibits and Reports on Form 8-K                                15

         SIGNATURES

                  INDEPENDENT ACCOUNTANT'S REPORT

Board of Directors and Stockholders'
Horizon Financial Corp.

We have reviewed the accompanying consolidated statement of financial position of Horizon Financial Corp. and subsidiaries as of September 30, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the three and six months ended September 30, 2001. These financial statements are the responsibility of Horizon Financial Corp.'s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles in the United States of America.

We have previously audited, in accordance with generally accepted auditing standards in the United States of America, the consolidated statement of financial position of Horizon Financial Corp. and subsidiaries as of March 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (which are not presented herein), and in our report dated April 24, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial position as of March 31, 2001, is fairly presented, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.


/s/ Moss Adams LLP

Bellingham, Washington
October 24, 2001

                           HORIZON FINANCIAL CORP.
                Consolidated Statements of Financial Position

                               ASSETS
                                              September 30,      March 31,
                                                 2001              2001
                                              (unaudited)
                                            --------------    --------------

Cash and cash equivalents                   $   12,842,940    $   11,947,606
Interest-bearing deposits                       69,450,000        12,560,012
Investment securities
  Available-for-sale                            29,550,508        21,251,635
  Held-to-maturity                                 369,065           368,989
Mortgage-backed securities
  Available-for-sale                            26,760,643        47,626,879
  Held-to-maturity                               5,393,044         6,530,210
Federal Home Loan Bank Stock                     6,028,800         5,832,000
Loans receivable                               565,997,153       597,382,353
Loans held for sale                              2,287,200         2,382,225
Accrued interest and dividends receivable        4,515,924         4,623,914
Bank premises and equipment, net                15,592,498        15,214,519
Real estate owned                                  147,972              -
Other assets                                     4,313,689         4,015,814
                                            --------------    --------------
TOTAL ASSETS                                $  743,249,436    $  729,736,156
                                            ==============    ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                    $  606,906,162    $  595,913,667
Accounts payable and other liabilities           8,254,896         6,991,698
Securities sold under agreements
  to repurchase                                  5,938,000         5,938,000
Other borrowed funds                            17,000,000        17,000,000
Advances by borrowers for taxes
  and insurance                                  1,564,738         1,609,924
Income tax currently payable                       166,471           181,562
Net deferred income tax liabilities              3,046,956         2,721,497
Deferred compensation                            1,468,301         1,470,451
                                            --------------    --------------
   Total liabilities                           644,345,524       631,826,799
                                            --------------    --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value,
    10,000,000 shares authorized; none
    issued or outstanding                             -                 -
  Common stock, $1 par value, 30,000,000
    shares authorized; 8,681,991 and
    8,861,238 issued and outstanding,
    respectively                                 8,681,991         8,861,238
  Additional paid-in capital                    61,041,197        62,380,016
  Retained earnings                             24,926,864        23,046,017
  Unearned ESOP shares                            (360,517)         (360,517)
  Accumulated other comprehensive income         4,614,377         3,982,603
                                            --------------    --------------
   Total stockholders' equity                   98,903,912        97,909,357
                                            --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  743,249,436    $  729,736,156
                                            ==============    ==============

                (See Notes to Consolidated Financial Statements)

                          HORIZON FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  Three months ended
                                                     September 30,
                                                  2001              2000
                                            --------------    --------------

INTEREST INCOME
  Interest on loans                         $   11,884,840    $   12,270,764
  Investment and mortgage-backed securities      1,593,560         1,710,962
                                            --------------    --------------
       Total interest income                    13,478,400        13,981,726
                                            --------------    --------------
INTEREST EXPENSE
  Interest on deposits                           6,673,573         7,277,612
  Interest on other borrowings                     396,713           782,147
                                            --------------    --------------
       Total interest expense                    7,070,286         8,059,759
                                            --------------    --------------
       Net interest income                       6,408,114         5,921,967

PROVISION FOR LOAN LOSSES                          285,000            45,000
                                            --------------    --------------
       Net interest income after provision
         for loan losses                         6,123,114         5,876,967
                                            --------------    --------------
NONINTEREST INCOME
  Service fees                                     646,775           472,209
  Other                                            134,765           230,559
  Net gain (loss) on sales of loans -
    servicing released                             244,002              -
  Net gain (loss) on sales of loans -
    servicing retained                              49,708           (18,945)
  Net gain on sale of investment securities         59,682             5,654
                                            --------------    --------------
       Total noninterest income                  1,134,932           689,477
                                            --------------    --------------
NONINTEREST EXPENSE
  Compensation and employee benefits             1,891,630         1,788,899
  Building occupancy                               559,752           560,311
  Other expenses                                   799,406           738,383
  Data processing                                  234,862           224,661
  Advertising                                      163,120           192,946
                                            --------------    --------------
       Total noninterest expense                 3,648,770         3,505,200
                                            --------------    --------------
INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAX                  3,609,276         3,061,244

PROVISION FOR INCOME TAX                         1,218,833         1,041,319
                                            --------------    --------------
NET INCOME                                $    2,390,443    $    2,019,925
                                            ==============    ==============

BASIC EARNINGS PER SHARE                         $  .27            $  .22*
                                                 ======            ======
DILUTED EARNINGS PER SHARE                       $  .27            $  .22*
                                                 ======            ======

*Restated for 15% stock dividend declared April 24, 2001

                  (See Notes to Consolidated Financial Statements)

                           HORIZON FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   Six months ended
                                                     September 30,
                                                 2001              2000
                                            --------------    --------------
INTEREST INCOME
  Interest on loans                         $   24,336,998    $   24,118,723
  Investment and mortgage-backed securities      3,167,807         3,348,728
                                            --------------    --------------
       Total interest income                    27,504,805        27,467,451
                                            --------------    --------------
INTEREST EXPENSE
  Interest on deposits                          14,065,563        14,092,566
  Interest on other borrowings                     757,605         1,535,215
                                            --------------    --------------
       Total interest expense                   14,823,168        15,627,781
                                            --------------    --------------
       Net interest income                      12,681,637        11,839,670

PROVISION FOR LOAN LOSSES                          445,000           140,000
                                            --------------    --------------
       Net interest income after provision
         for loan losses                        12,236,637        11,699,670
                                            --------------    --------------
NONINTEREST INCOME
  Service fees                                   1,239,245           980,778
  Other                                            282,990           443,332
  Net gain (loss) on sales of loans -
    servicing released                             546,658              -
  Net gain (loss) on sales of loans -
    servicing retained                            (252,984)          (57,942)
  Net gain on sale of investment securities        178,617            38,847
                                            --------------    --------------
       Total noninterest income                  1,994,526         1,405,015
                                            --------------    --------------
NONINTEREST EXPENSE
  Compensation and employee benefits             3,770,441         3,605,706
  Building occupancy                             1,136,669         1,158,589
  Other expenses                                 1,462,400         1,311,991
  Data processing                                  469,511           446,035
  Advertising                                      337,705           347,707
                                            --------------    --------------
       Total noninterest expense                 7,176,726         6,870,028
                                            --------------    --------------
INCOME FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR INCOME TAX                  7,054,437         6,234,657

PROVISION FOR INCOME TAX                         2,384,909         2,090,865
                                            --------------    --------------
NET INCOME                                  $    4,669,528    $    4,143,792
                                            ==============    ==============

BASIC EARNINGS PER SHARE                         $  .53            $  .44*
                                                 ======            ======
DILUTED EARNINGS PER SHARE                       $  .52            $  .44*
                                                 ======            ======

*Restated for 15% stock dividend declared April 24, 2001

                 (See Notes to Consolidated Financial Statements)


                                               HORIZON FINANCIAL CORP.
                                 Consolidated Statements of Stockholders' Equity
                                  Six Months Ended September 30, 2001 and 2000
                                                   (unaudited)


                       Common Stock
                  ----------------------    Additional                  Unearned      Other       Treasury
                  Number of                  Paid-In       Retained       ESOP     Comprehensive    Stock
                   Shares       At Par       Capital       Earnings      Shares    Income (Loss)   at Cost
                  ----------    --------   ------------  ------------  ----------  ------------- ----------

BALANCE, March
 31, 2000         8,642,571   $8,642,571   $57,372,024   $33,325,068   $(432,621)  $  718,759   $(3,690,810)

Comprehensive
 income
  Net income              -            -             -     4,143,792           -            -             -
  Other compre-
  hensive income
   Change in un-
    realized gains
    on available-
    for-sale
    securities,
    net taxes of
    $624,684              -            -             -             -           -    1,212,622             -
   Total other
    comprehensive
    income                -            -             -             -           -            -             -
  Comprehensive
   income                 -            -             -             -           -            -             -
Unearned ESOP
 shares                   -            -             -             -           -            -             -
Cash dividends
 on common stock
 at $.12 per share        -            -             -    (1,929,275)          -            -             -
Stock options
 exercised           16,420       16,420        98,504             -           -            -             -
Treasury stock
 purchased                -            -             -             -           -            -    (4,898,256)
                  ---------   ----------   -----------   -----------   ---------   ----------   -----------
BALANCE, September
 30, 2000         8,658,991   $8,658,991   $57,470,528   $35,539,585   $(432,621)  $1,931,381   $(8,589,066)
                  =========   ==========   ===========   ===========   =========   ==========   ===========
BALANCE, March
 31, 2001         8,861,238   $8,861,238   $62,380,016   $23,046,017   $(360,517)  $3,982,603   $         -
Comprehensive
 income
  Net income              -            -             -     4,669,528           -            -             -
  Other compre-
  hensive income
   Change in un-
    realized gains
    on available-
    for-sale
    securities,
    net taxes of
    $325,459              -            -             -             -           -      631,774             -
  Total other
   comprehensive
   income                 -            -             -             -           -            -             -
 Comprehensive
  income                  -            -             -             -           -            -             -
Cash dividends on
 common stock at
 $.12 per share           -            -             -    (2,103,141)          -            -             -
15% stock dividend
  adjustment            424          424         4,251        (4,675)                                     -
Stock options
 exercised            8,071        8,071        48,474             -           -            -             -
Treasury stock
 purchased                -            -             -             -           -            -    (2,260,151)
Retirement of
 treasury stock    (187,742)    (187,742)   (1,391,544)     (680,865)          -            -     2,260,151
                  ---------   ----------   -----------   -----------   ---------   ----------   -----------
BALANCE, September
 30, 2001         8,681,991   $8,681,991   $61,041,197   $24,926,864   $(360,517)  $4,614,377   $         -
                  =========   ==========   ===========   ===========   =========   ==========   ===========


BALANCE, March 31, 2000                    $95,934,991
Comprehensive income
 Net income                                  4,143,792    $4,143,792
 Other comprehensive income
 Change in unrealized gains on
   available-for-sale securities
   net of taxes of $624,684                  1,212,622     1,212,622
                                                          ----------
 Total other comprehensive income                    -     1,212,622
                                                          ----------
 Comprehensive income                                -    $5,356,414
                                                          ==========
Unearned ESOP shares                                 -
Cash dividends on common stock at
 $.12 per share                             (1,929,275)
Stock options exercised                        114,924
Treasury stock purchased                    (4,898,256)
                                           -----------
BALANCE, September 30, 2000                $94,578,798
                                           ===========

BALANCE, March 31, 2001                    $97,909,357

Comprehensive income
 Net income                                  4,669,528    $4,669,528
 Other comprehensive income
 Change in unrealized gains on
   available-for-sale securities
   net of taxes of $325,459                    631,774       631,774
                                                          ----------
 Total other comprehensive income                    -       631,774
                                                          ----------
 Comprehensive income                                -    $5,301,302
                                                          ==========
Cash dividends on common stock
 at $.12 per share                          (2,103,141)
15% stock dividend adjustment                        -
Stock options exercised                         56,545
Treasury stock purchased                    (2,260,151)
Retirement of treasury stock                         -
                                           -----------
BALANCE, September 30, 2001                $98,903,912
                                           ===========

                             (See Notes to Consolidated Financial Statements)

                          HORIZON FINANCIAL CORP.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Six months ended
                                                       September 30,
                                                   2001              2000
                                                ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                     $  4,669,528     $  4,143,792
Adjustments to reconcile net income to net
cash provided by operating activities
  Depreciation and amortization                    1,120,434          782,876
  Stock dividends - Federal Home Loan Bank
    stock                                           (196,800)        (174,000)
  Provision for loan losses                          445,000          140,000
Changes in assets and liabilities
  Interest and dividends receivable                  107,990         (366,282)
  Interest payable                                      (385)          98,139
  Net change in loans held for sale                   95,025             -
  Federal income tax (receivable) payable            (15,091)         261,791
  Other assets                                      (297,875)          58,838
  Other liabilities                                1,099,059       (1,334,948)
                                                ------------     ------------
     Net cash flows from operating activities      7,026,885        3,610,206
                                                ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in interest-bearing deposits, net   (56,889,988)      (1,158,000)
  Purchases of investment securities -
    available-for-sale                           (10,060,000)      (7,312,429)
  Proceeds from sales and maturities of
    investment securities - available-for-sale     2,309,094        3,118,993
  Purchases of mortgage-backed securities -
    available-for-sale                                  -            (102,333)
  Proceeds from maturities of mortgage-backed
    securities - available-for-sale               21,275,927       13,398,031
  Proceeds from maturities of mortgage-backed
    securities - held-to-maturity                  1,136,665          908,071
  Purchase of Federal Home Loan Bank stock              -            (217,900)

  Net change in loans                             30,398,085      (36,281,409)
  Purchases of bank premises and equipment          (956,298)        (160,853)
  Net change in other real estate owned             (147,972)         323,468
                                                ------------     ------------
     Net cash flows from investing activities    (12,934,487)     (27,484,361)
                                                ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                          10,992,495       15,136,471
  Advances from securities sold under agree-
    ments to repurchase                                 -          30,071,000
  Repayments of securities sold under
    agreements to repurchase                            -         (29,703,000)
  Advances from other borrowed funds              10,000,000       56,000,000
  Repayments of other borrowed funds             (10,000,000)     (46,000,000)
  Common stock issued, net                            56,545          114,924
  Cash dividends paid                             (1,985,953)      (1,929,275)
  Treasury stock purchased                        (2,260,151)      (4,898,256)
                                                ------------     ------------
     Net cash flows from financing activities      6,802,936       18,791,864
                                                ------------     ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS              895,334       (5,082,291)

CASH AND CASH EQUIVALENTS, beginning of period    11,947,606       16,043,055
                                                ------------     ------------

CASH AND CASH EQUIVALENTS, end of period        $ 12,842,940     $ 10,960,764
                                                ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest      $ 14,823,553     $ 15,529,642
                                                ============     ============
  Cash paid during the period for income tax    $  2,400,000     $  1,930,000
                                                ============     ============

                  (See Notes to Consolidated Financial Statements)

                               HORIZON FINANCIAL CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2001
                                     (unaudited)


NOTE A - Basis of Presentation
-------------------------------

The consolidated financial statements for the three and six months ended September 30, 2001, include the accounts of Horizon Financial Corp. (the Corporation), Horizon Bank (the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

The unaudited consolidated financial statements have been prepared in accordance with general accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. annual report for the year ended March 31, 2001.

NOTE B - Reclassification
-------------------------

Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.

NOTE C - Net Income Per Share
-----------------------------

Basic earnings per share for the three months ended September 30, 2001 and 2000 are calculated on the basis of 8,807,815 and 9,237,632 weighted average shares outstanding. Diluted earnings per share for the three months ended September 30, 2001 and 2000 are calculated on the basis of 8,930,571 and 9,268,747 weighted average share outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options and warrants under the treasury stock method.

                               HORIZON FINANCIAL CORP.
                        MANAGEMENT'S DISCUSSION AND ANALYSIS




Forward Looking Statements
---------------------------

Management's Discussion and Analysis and other portions of this report contain certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing Horizon Financial Corp. ("the Corporation") to the protections of such safe harbor provisions of said Act with respect to all "forward looking statements." Horizon Financial has used "forward looking statements" to describe future plans and strategies, including expectations of Horizon Financial's potential future financial results. Management's ability to predict results or the effect of future plans and strategies is inherently uncertain. Factors that could affect results include, but are not limited to: the future level of interest rates, industry trends, general economic conditions, loan delinquency rates, and changes in state and federal regulations. These factors should be considered when evaluating the "forward looking statements" and undue reliance should not be placed on such statements.

General
-------

The Corporation was formed under Washington law on May 22, 1995, and became the holding company of the Bank, effective October 13, 1995. Effective June 19, 1999 the Corporation completed the acquisition of Bellingham Bancorporation, whose wholly-owned subsidiary, Bank of Bellingham, was merged with and into Horizon Bank ("the Bank"). At September 30, 2001, the Corporation had total assets of $743.2 million, total deposits of $606.9 million and total equity of $98.9 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth herein, including the consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

The Bank's operations are conducted through 15 full-service office facilities, located in Whatcom, Skagit and Snohomish counties in Northwest Washington.
The acquisition of Bellingham Bancorporation increased Horizon Financial's and Horizon Bank's presence in Whatcom County. During fiscal 2000, the Bank opened an additional office in Whatcom County, located in the Barkley Village area of Bellingham, in the northeast portion of the city. In addition to serving the growing population in this area, this new office (approximately 15,000 square feet) serves as an operation center to support additional growth for the Corporation. The Bank also completed construction of a new office building at Murphy's Corner near Mill Creek, which replaced the bank's leased location in that area. During fiscal 2000, the Bank purchased a bank site in Marysville, which will provide additional growth opportunities. In August 2001, the Bank purchased a building (formerly operated as a bank office) in Lynnwood, Washington, and plans to renovate the office are under way. The Bank's management continues to research sites for future development, with emphasis on locations in the growing Snohomish County markets.

At its October 24, 2000 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 897,000 shares, as restated) of the Corporation's outstanding Common Stock over a 24 month period. During the six months ended September 30, 2001, the Corporation repurchased 187,742 shares of its Common Stock, compared to the repurchase of 568,215 shares, as restated under the previous plan, of Common Stock during the same quarter in the prior year. As of September 30, 2001, 303,317 shares have been repurchased under the current plan.

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

Operating Strategy
-------------------

The primary business of the Bank is to acquire funds in the form of deposits and wholesale funds, and to use the funds to make consumer, real estate, and commercial loans in the Bank's primary market area. In addition, the Bank invests in U.S. Government and federal agency obligations, mortgage-backed securities, equity securities, and municipal securities. The Bank intends to continue to fund its assets primarily with retail and commercial deposits, although FHLB advances, and other wholesale borrowings, may be used as a supplemental source of funds.

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

Financial Condition
--------------------

The balance sheet for the Corporation was little changed at September 30, 2001, compared to March 31, 2001. Total consolidated assets for the Corporation as of September 30, 2001, were $743,249,436, a slight increase from the March 31, 2001, level of $729,736,156. Total liabilities also increased slightly to $644,345,524 at September 30, 2001, from $631,826,799 at March 31, 2001. Stockholders' equity showed a small increase to $98,903,912 at September 30, 2001, from $97,909,357 at March 31, 2001.

Liquidity and Capital Resources
-------------------------------

The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals and other short-term cash requirements. At September 30, 2001, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $100,780,305.

As of September 30, 2001, the total book value of investments and mortgage-backed securities was $50,081,780 compared to a market value of $57,355,832, resulting in an unrealized gain of $7,274,052. On March 31, 2001, the book value of investments and mortgage-backed securities was $82,303,478 compared to a market value of $88,539,702 resulting in an unrealized gain of $6,236,224.

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

Stockholders' equity as of September 30, 2001 was $98,903,912 or 13.31% of assets, compared to $97,909,357 or 13.42% of assets at March 31, 2001. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of September 30, 2001 was 20.72%, compared to March 31, 2001 of 21.21%. These figures are well above the well-capitalized minimum of 10% required by the FDIC.

                          Comparative Results of Operations
                      For the Three Months and Six Months Ended
                             September 30, 2001 and 2000

RESULTS OF OPERATIONS
---------------------

Net Interest Income
-------------------

Net interest income for the three months ended September 30, 2001, increased 8.21% to $6,408,114 from $5,921,967 in the same time period of the previous year. Interest on loans for the quarter ended September 30, 2001, decreased 3.15% to $11,884,840, from $12,270,764. This decrease was due primarily to the decrease in loans receivable resulting from the sale of mortgage loans in the secondary market. Interest and dividends on investments and mortgage-backed securities decreased 6.86% to $1,593,560, from $1,710,962 for the comparable quarter a year ago. This decrease is due to the shift of proceeds from the sale of selected mortgage-backed securities to interest-bearing deposits. Total interest income decreased 3.60% to $13,478,400 from $13,981,726 due to the reasons stated above.

Total interest paid on deposits decreased 8.30% to $6,673,573 from $7,277,612. This decrease in interest expense is due to an overall decline in interest rates. Interest on borrowings decreased to $396,713 during the quarter, compared to $782,147 for the comparable period one year ago. The increased expense in the prior year was due to a higher level of borrowings outstanding and a higher level of interest rates. During the quarter, the bank continued to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

Net interest income for the six-month period ended September 30, 2001 increased 7.11% to $12,681,637 from $11,839,670 for the comparable period one year ago. Total interest income increased slightly to $27,504,805 from $27,467,451. Total interest expense for the six-month period decreased 5.15% to $14,823,168 from $15,627,781 due to reasons stated above.

Provision for losses on loans
------------------------------

The provision for losses on loans for the three months ended September 30, 2001, increased 533.33% to $285,000 from $45,000 in the same time period of the previous year. At September 30, 2001, the loan loss reserve balance was $5,399,727. This represents .95% of loans receivable, compared to .80% as of
September 30, 2000.   The Bank's management considers this additional
provision during the quarter to be prudent given the current economic uncertainties. As of September 30, 2001, the Bank had $996,234 in loans over 90 days delinquent compared to $1,149,298 at September 30, 2000.

Non Interest Income
-------------------

Non interest income for the three months ended September 30, 2001, increased 64.61% to $1,134,932 from $689,477 for the same time period a year ago. Service fee income increased 36.97% to $646,775 from $472,209. The net gain/loss on the sale of loans servicing released increased to $244,002 from $-0- in the comparable period one year ago. In February of 2001, the Bank began selling many of its new long-term fixed rate mortgages into the secondary market on a servicing released basis. Separately, the net gain/loss on the sale of loans on a servicing retained basis (loans sold from the
Bank's portfolio) showed a slight gain of $49,708 during the quarter, compared to a loss of $18,945 in the comparable period one year ago. When the Bank sells loans from its portfolio, the remaining outstanding fees associated with these mortgages flow to the income statement as interest income. The proceeds directly related to the loan balances, however, are reflected as non-interest income. Therefore, even when the sale of loans generate an overall profit to the Bank (including the recognition of the fee income), the non-interest portion of the sale may reflect a loss, due to the pricing of the loans at the time of the sale as it
did one year ago.    The net gain/loss on sales of investment securities
increased to $59,682 for the quarter ended September 30, 2001 from $5,654 for the comparable period one year ago. These gains in the current period were due primarily to the sale of selected common stocks and mortgage backed securities from the Bank's investment portfolio. Other non-interest income for the quarter decreased 41.55% to $134,765 from $230,559. The increased income in the prior year was due to the receipt of approximately $125,000 for a trademark infringement settlement.

Non interest income for the six months ended September 30, 2001 increased 41.96% to $1,994,526 from $1,405,015. The net gain/loss on the sale of loans servicing released increased to $546,658 from $-0- in the comparable period one year ago. The net gain/loss on the sale of loans on a servicing retained basis (loans sold from the Bank's portfolio) showed a loss of $252,984 during the six-months ended September 30, 2001, compared to a loss of $57,942 in the prior period. The primary reasons for these differences year over year are discussed above in the discussion of the quarterly results. The net gain/loss on sales of investment securities increased 359.80% to $178,617 from $38,847 for the comparable period one year ago. The gains in the current period were due primarily to the sale of selected common stocks and mortgage backed securities from the Bank's investment portfolio. Other non interest income for the six-month period decreased 36.17% to $282,990 from $443,332, due primarily to the reasons stated in the discussion above regarding the trademark infringement.

Non Interest Expense
--------------------

Non interest expense for the three months ended September 30, 2001, increased 4.10% to $3,648,770 from $3,505,200. Compensation and employee benefits increased 5.74% for the quarter ended September 30, 2001, to $1,891,630 from $1,788,899. This is due primarily to the overall growth in employment at the Bank from the prior year period. Building occupancy for the quarter ended September 30, 2001 decreased slightly to $559,752 from $560,311. Data processing expenses increased 4.54% to $234,862 from $224,661. Advertising expenses for the quarter ended September 30, 2001 decreased 15.46% to $163,120 from $192,946. The expenses in the prior year were due primarily to the Bank's additional marketing efforts to communicate its expanded commercial product lines and services. Other non-interest expenses increased 8.26% to $799,406 from $738,383 due to the overall growth of the Bank, and an increased mortgage servicing portfolio which results in increased amortization of the associated mortgage servicing asset.

Noninterest expense for the six months ended September 30, 2001 increased 4.46% to $7,176,726 from $6,870,028. Compensation and employee benefits increased 4.57% to $3,770,441 from $3,605,706. Building occupancy expenses for the six months decreased slightly to $1,136,669 from $1,158,589. Other expenses increased 11.46% to $1,462,400 at September 30, 2001 compared to $1,311,991 for the prior period due primarily to the reasons stated in the discussion above regarding the quarterly results.

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



                           HORIZON FINANCIAL CORP.



                                  By:    V. Lawrence Evans
                                     --------------------------
                                     V. Lawrence Evans
                                     President and Chief Executive Officer


                                  By:    Richard P. Jacobson
                                     --------------------------
                                     Richard P. Jacobson
                                     Chief Financial Officer


                                  Dated:    October 24, 2001
                                        -----------------------

                                   Exhibit 15

                        Awareness Letter from Accountants


2200 Rimland Drive Suite 300
Bellingham, Washington 98226-6641
(360) 676-1920

October 24, 2001

Securities and Exchange Commission
450 fifth Street, N.W.
Washington, D.C. 20549

Dear Sirs:

We are aware that Horizon Financial Corporation has incorporated our report dated October 24, 2001 (issued pursuant to the provisions of Statement on Auditing Standards No. 71 by reference in its Registration Statements on Forms S-8 (No. 33-99780, 33-88571). We are also aware of our responsibilities under the Securities Act of 1933.

Yours very truly,

/s/Moss Adams LLP