Form 10-Q
period 2001-12-31
HORIZON FINANCIAL CORP
filed 2002-02-12
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                For the quarterly period ended December 31, 2001
                                               -----------------

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

        For the transition period from March 31, 2001 to December 31, 2001

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

                                    98225
                                    -----
                                 (Zip Code)

        Registrant's telephone number including area code:     (360) 733-3050
                                                               ---------------
        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES   X   NO
                                       ---


        As of December 31, 2001, 8,622,962 common shares, $1.00 par value, were outstanding.

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


                SIGNATURES

                          INDEPENDENT ACCOUNTANT'S REPORT


Board of Directors and Stockholders'
Horizon Financial Corp.

We have reviewed the accompanying consolidated statement of financial position of Horizon Financial Corp. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, for the three and nine months ended December 31, 2001 and 2000, and the related consolidated statements of stockholders' equity and cash flows for the nine months ended December 31, 2001 and 2000. These financial statements are the responsibility of Horizon Financial Corp.'s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial position of Horizon Financial Corp. and subsidiaries as of March 31, 2001, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (which are not presented herein), and in our report dated April 24, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial position as of March 31, 2001, is fairly presented, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.



/s/ Moss Adams LLP


Bellingham, Washington
January 30, 2001

                             HORIZON FINANCIAL CORP.
                 Consolidated Statements of Financial Position

                                     ASSETS

                                           December 31,          March 31,
                                              2001                 2001
                                           (unaudited)
                                           -----------           ---------
Cash and cash equivalents                 $ 12,758,004        $ 11,947,606
Interest-bearing deposits                   62,660,000          12,560,012
Investment securities
   Available-for-sale                       29,890,126          21,251,635
   Held-to-maturity                            369,102             368,989
Mortgage-backed securities
   Available-for-sale                       29,985,815          47,626,879
   Held-to-maturity                          4,877,749           6,530,210
Federal Home Loan Bank Stock                 6,135,100           5,832,000
Loans receivable                           565,082,350         597,382,353
Loans held for sale                          9,374,139           2,382,225
Accrued interest and dividends receivable    4,327,077           4,623,914
Bank premises and equipment, net            15,365,538          15,214,519
Real estate owned                              530,291               -
Other assets                                 4,144,583           4,015,814
                                          ------------        ------------

TOTAL ASSETS                              $745,499,874        $729,736,156
                                          ============        ============


                       LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                  $601,811,486        $595,913,667
Accounts payable and other liabilities       8,485,747           6,991,698
Securities sold under agreements to
 repurchase                                  5,938,000           5,938,000
Other borrowed funds                        24,748,172          17,000,000
Advances by borrowers for taxes and
 insurance                                     451,619           1,609,924
Income tax currently payable                   187,675             181,562
Net deferred income tax liabilities          2,885,665           2,721,497
Deferred compensation                        1,462,863           1,470,451
                                          ------------        ------------
     Total liabilities                     645,971,227         631,826,799
                                          ============        ============

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Serial preferred stock, $1 par value,
    10,000,000 shares authorized; none
     issued or outstanding                       -                  -
   Common stock, $1 par value, 30,000,000
    shares authorized; 8,622,962 and
     8,861,238 issued and outstanding,
     respectively                            8,622,962           8,861,238
   Additional paid-in capital               60,635,510          62,380,016
   Retained earnings                        26,329,411          23,046,017
   Unearned ESOP shares                       (360,517)           (360,517)
   Accumulated other comprehensive income    4,301,281           3,982,603
                                          ------------        ------------
     Total stockholders' equity             99,528,647          97,909,357
                                          ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                   $745,499,874        $729,736,156
                                          ============        ============

               (See Notes to Consolidated Financial Statements)

                             HORIZON FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                 Three  months ended
                                                     December 31,
                                               2001                2000
                                          -------------       -------------
INTEREST INCOME
  Interest on loans                       $  11,660,737       $  12,607,673
  Investment and mortgage-backed
   securities                                 1,272,463           1,580,853
                                          -------------       -------------
     Total interest income                   12,933,200          14,188,526
                                          -------------       -------------

INTEREST EXPENSE
  Interest on deposits                        5,669,748           7,575,739
  Interest on other borrowings                  352,085             879,868
                                          -------------       -------------
     Total interest expense                   6,021,833           8,455,607
                                          -------------       -------------
     Net interest income                      6,911,367           5,732,919

PROVISION FOR LOAN LOSSES                       459,642              45,000
                                          -------------       -------------
     Net interest income after provision
      for loan losses                         6,451,725           5,687,919
                                          -------------       -------------

NONINTEREST INCOME
  Service fees                                  662,477             524,693
  Other                                         125,421             132,688
  Net gain (loss) on sales of loans -
   servicing released                           623,243                -
  Net gain (loss) on sales of loans -
   servicing retained                              -               (126,940)
  Net gain on sale of investment securities        -                137,484
                                          -------------       -------------
     Total noninterest income                 1,411,141             667,925
                                          -------------       -------------

NONINTEREST EXPENSE
  Compensation and employee benefits          1,892,475           1,864,925
  Building occupancy                            566,143             565,302
  Other expenses                                883,938             642,773
  Data processing                               248,042             227,060
  Advertising                                   215,600              53,293
                                          -------------       -------------
     Total noninterest expense                3,806,198           3,353,353
                                          -------------       -------------

INCOME FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAX              4,056,668           3,002,491

PROVISION FOR INCOME TAX                      1,371,204           1,020,565
                                          -------------       -------------

NET INCOME                                $   2,685,464       $   1,981,926
                                          =============       =============

BASIC EARNINGS PER SHARE                       $  .31             $  .22
                                               ======             ======

DILUTED EARNINGS PER SHARE                     $  .31             $  .22
                                               ======             ======

                  (See Notes to Consolidated Financial Statements)

                            HORIZON FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                  Nine months ended
                                                     December 31,

                                               2001                2000
                                          -------------       -------------
INTEREST INCOME
  Interest on loans                       $  35,997,735       $  36,726,396
  Investment and mortgage-backed
   securities                                 4,440,270           4,929,581
                                          -------------       -------------
     Total interest income                   40,438,005          41,655,977
                                          -------------       -------------

INTEREST EXPENSE
  Interest on deposits                       19,735,311          21,668,305
  Interest on other borrowings                1,109,690           2,415,083
                                          -------------       -------------
     Total interest expense                  20,845,001          24,083,388
                                          -------------       -------------
     Net interest income                     19,593,004          17,572,589

PROVISION FOR LOAN LOSSES                       904,642             185,000
                                          -------------       -------------
     Net interest income after provision
      for loan losses                        18,688,362          17,387,589
                                          -------------       -------------

NONINTEREST INCOME
  Service fees                                1,901,722           1,505,471
  Other                                         408,411             576,020
  Net gain (loss) on sales of loans -
   servicing released                         1,169,901                -
  Net gain (loss) on sales of loans -
   servicing retained                          (252,984)           (184,882)
  Net gain on sale of investment
   securities                                   178,617             176,331
                                          -------------       -------------
     Total noninterest income                 3,405,667           2,072,940
                                          -------------       -------------

NONINTEREST EXPENSE
  Compensation and employee benefits          5,662,916           5,470,631
  Building occupancy                          1,702,812           1,723,891
  Other expenses                              2,346,338           1,954,764
  Data processing                               717,553             673,095
  Advertising                                   553,305             401,000
                                          -------------       -------------
     Total noninterest expense               10,982,924          10,223,381
                                          -------------       -------------

INCOME FROM CONTINUING OPERATIONS
 BEFORE PROVISION FOR INCOME TAX             11,111,105           9,237,148

PROVISION FOR INCOME TAX                      3,756,113           3,111,430
                                          -------------       -------------

NET INCOME                                $   7,354,992       $   6,125,718
                                          =============       =============

BASIC EARNINGS PER SHARE                      $  .84               $  .66
                                              ======               ======

DILUTED EARNINGS PER SHARE                    $  .83               $  .66
                                              ======               ======


                  (See Notes to Consolidated Financial Statements)


                                               HORIZON FINANCIAL CORP.
                                 Consolidated Statements of Stockholders' Equity
                                  Nine Months Ended December 31, 2001 and 2000
                                                   (unaudited)


                          Common Stock
                     ----------------------    Additional                  Unearned      Other
                     Number of                  Paid-In       Retained       ESOP     Comprehensive
                      Shares       At Par       Capital       Earnings      Shares    Income (Loss)
                    ----------    --------   ------------  ------------  ----------  -------------

BALANCE, March
 31, 2000            8,642,571   $8,642,571   $ 57,372,024  $ 33,325,068  $ (432,621)   $  718,759
Comprehensive
 income
  Net income             -           -              -          6,125,718        -             -
  Other comprehen-
   sive income
   Change in
    unrealized
    gains on
    available-for-
    sale securities,
    net taxes of
    $1,504,671           -           -              -               -            -       2,920,832
   Total other
    comprehensive
    income               -           -              -               -            -             -
  Comprehensive
   income                -           -              -               -            -             -
Unearned ESOP shares     -           -              -               -            -             -
Cash dividends on
 common stock at
 $.36 per share          -           -              -         (2,861,109)        -             -
Stock options
 exercised              16,420       16,420         98,504          -            -             -
Treasury stock
 purchased               -           -              -               -            -             -
                     ---------   ----------   ------------  ------------  ---------     ----------
BALANCE, December
 31, 2000            8,658,991   $8,658,991   $ 57,470,528  $ 36,589,677  $ (432,621)   $3,639,591
                     =========   ==========   ============  ============  ==========    ==========

BALANCE, March
 31, 2001            8,861,238   $8,861,238   $ 62,380,016  $ 23,046,017  $ (360,517)   $3,982,603

Comprehensive
 income
  Net income             -            -             -          7,354,992         -             -
  Other comprehen-
   sive income
   Change in
    unrealized
    gains on
    available-for-
    sale securities,
    net taxes of
    $164,169             -             -             -              -             -        318,678
   Total other
    comprehensive
    income               -             -             -              -             -            -
  Comprehensive
   income                -             -             -              -             -            -
Cash dividends on
 common stock at
 $.36 per share          -             -             -        (3,137,965)         -            -
Dividend reinvestment
 plan                    8,791        8,791        197,571           -            -            -
15% stock dividend
 adjustment                (88)         (88)          (882)          970          -            -
Stock options
 exercised              12,063       12,063         78,824           -            -            -
Treasury stock
 purchased               -             -              -              -            -            -
Retirement of
 treasury stock       (259,042)    (259,042)    (1,920,019)     (934,603)         -            -
                     ---------   ----------    -----------   -----------  ----------    ----------
BALANCE, December
 31, 2001            8,622,962   $8,622,962    $60,635,510   $26,329,411  $ (360,517)   $4,301,281
                     =========   ==========    ===========   ===========  ==========    ==========







                      Treasury                      Total
                       Stock      Stockholders'  Comprehensive
                      at Cost       Equity          Income
                     ----------    ---------    --------------

BALANCE, March
 31, 2000           $ (3,690,810) $ 95,934,991
Comprehensive
 income
  Net income               -         6,125,718   $ 6,125,718
  Other comprehen-
   sive income
   Change in
    unrealized
    gains on
    available-for-
    sale securities,
    net taxes of
    $1,504,671             -         2,920,832     2,920,832
                                                 -----------
   Total other
    comprehensive
    income                 -              -        2,920,832
                                                 -----------
  Comprehensive
   income                  -              -      $ 9,046,550
                                                 ===========
Unearned ESOP shares       -              -             -
Cash dividends on
 common stock at
 $.36 per share            -              -       (2,861,109)
Stock options
 exercised                 -              -          114,924
Treasury stock
 purchased            (5,217,306)   (5,217,306)
                     -----------  ------------
BALANCE, December
 31, 2000            $(8,908,116) $ 97,018,050
                     ===========  ============


BALANCE, March
 31, 2001                  -      $ 97,909,357

Comprehensive
 income
  Net income               -         7,354,992   $ 7,354,992
  Other comprehen-
   sive income
   Change in
    unrealized
    gains on
    available-for-
    sale securities,
    net taxes of
    $164,169               -           318,678       318,678
                                                 -----------
   Total other
    comprehensive
    income                 -              -          318,678
                                                 -----------
  Comprehensive
   income                  -              -      $ 7,673,670
                                                 ===========
Cash dividends on
 common stock at
 $.36 per share            -        (3,137,965)
Dividend reinvestment
 plan                      -           106,362
15% stock dividend
 adjustment                -              -
Stock options
 exercised                 -            90,887
Treasury stock
 purchased            (3,113,664)   (3,113,664)
Retirement of
 treasury stock        3,113,664          -
                     -----------  ------------
BALANCE, December
 31, 2001            $     -      $ 99,528,647
                     ===========  ============

                  (See Notes to Consolidated Financial Statements)

                           HORIZON FINANCIAL CORP.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Nine months Ended
                                                    December 31,
                                                 2001            2000
                                             ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                 $  7,354,992    $  6,125,718
Adjustments to reconcile net income to net
cash provided by operating activities
  Depreciation and amortization                 1,673,342       1,358,567
  Stock dividends - Federal Home Loan Bank
   stock                                         (303,100)       (266,200)
  Provision for loan losses                       904,642         185,000
Changes in assets and liabilities
  Interest and dividends receivable               296,837        (547,640)
  Interest payable                                (70,648)        406,891
  Net change in loans held for sale            (6,991,914)            -
  Federal income tax (receivable) payable           6,113         182,356
  Other assets                                   (128,769)       (134,546)
  Other liabilities                               288,700      (1,988,820)
                                             ------------    ------------
    Net cash flows from operating activities    3,030,195       5,321,326
                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in interest-bearing deposits,
   net                                        (50,099,988)     (7,743,000)
  Purchases of investment securities -
   available-for-sale                         (10,685,000)    (14,869,787)
  Proceeds from sales and maturities of
   investment securities - available-for-
   sale                                         2,507,467       6,125,359
  Proceeds from maturities of
   Investment securities - held-to-maturity         -             499,813
  Purchases of mortgage-backed securities -
   available-for-sale                          (4,812,336)     (2,095,614)
  Proceeds from maturities of mortgage-
   backed securities - available-for-sale      22,475,855      24,338,626
  Proceeds from maturities of mortgage-backed
   securities held-to-maturity                  1,651,781       1,342,288
  Purchase of Federal Home Loan Bank stock           -           (217,900)
  Net change in loans                          30,568,103     (29,032,929)
  Purchases of bank premises and equipment       (997,103)       (182,365)
  Net change in other real estate owned          (530,291)        233,940
                                             ------------    ------------
    Net cash flows from investing activities   (9,921,512)    (21,601,569)
                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                        5,897,819      13,139,589
  Advances from securities sold under
   agreements to repurchase                          -         30,071,000
  Repayments of securities sold under
   agreements to repurchase                          -        (29,703,000)
  Advances from other borrowed funds           17,748,172      73,000,000
  Repayments of other borrowed funds          (10,000,000)    (68,000,000)
  Common stock issued, net                        197,249         114,924
  Cash dividends paid                          (3,027,861)     (2,861,109)
  Treasury stock purchased                     (3,113,664)     (5,217,306)
                                             ------------    ------------
    Net cash flows from financing
     activities                                 7,701,715      10,544,098
                                             ------------    ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS           810,398      (5,736,145)

CASH AND CASH EQUIVALENTS, beginning of
 period                                        11,947,606      16,043,055
                                             ------------    ------------

CASH AND CASH EQUIVALENTS, end of period     $ 12,758,004    $ 10,306,910
                                             ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest   $  20,915,649   $ 23,676,497
                                             =============   ============
  Cash paid during the period for income tax $   3,750,000   $  3,030,000
                                             =============   ============


                (See Notes to Consolidated Financial Statements)

                           HORIZON FINANCIAL CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2001
                                 (unaudited)

NOTE A - BASIS OF PRESENTATION
------------------------------

The consolidated financial statements for the three months and nine months nded December 31, 2001, include the accounts of Horizon Financial Corp. (the Corporation), Horizon Bank (the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended December 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. annual report for the year ended March 31, 2001.

NOTE B - RECLASSIFICATION
-------------------------

Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.

NOTE C - NET INCOME PER SHARE
-----------------------------

Basic earnings per share for the three months ended December 31, 2001 and 2000 are calculated on the basis of 8,655,592 and 8,949,742 weighted average shares outstanding. Diluted earnings per share for the three months ended December 31, 2001 and 2000 are calculated on the basis of 8,785,414 and 8,985,529 weighted average share outstanding, respectively. Basic earnings per share for the nine months ended December 31, 2001 and 2000 are calculated on the basis of 8,773,254 and 9,235,190 weighted average shares outstanding. Diluted earnings per share for the nine months ended December 31, 2001 and 2000 are calculated on the basis of 8,886,747 and 9,267,595 weighted average shares outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options and warrants under the treasury stock method. Stock dividends and stock splits are given retroactive recognition in all reported amounts of earnings per share.

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

GENERAL
-------

The Corporation was formed under Washington law on May 22, 1995, and became the holding company of the Bank, effective October 13, 1995. Effective June 19, 1999 the Corporation completed the acquisition of Bellingham Bancorporation, whose wholly-owned subsidiary, Bank of Bellingham, was merged with and into Horizon Bank ("the Bank"). At December 31, 2001, the Corporation had total assets of $745.5 million, total deposits of $601.8 million and total equity of $99.5 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth herein, including the consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

The Bank's operations are conducted through 15 full-service office facilities, located in Whatcom, Skagit and Snohomish counties in Northwest Washington.
The acquisition of Bellingham Bancorporation increased Horizon Financial's and Horizon Bank's presence in Whatcom County. During fiscal 2000, the Bank opened an additional office in Whatcom County, located in the Barkley Village area of Bellingham, in the northeast portion of the city. In addition to serving the growing population in this area, this new office (approximately 15,000 square feet) serves as an operation center to support additional growth for the Corporation. The Bank also completed construction of a new office building at Murphy's Corner near Mill Creek, which replaced the bank's leased location in that area. During fiscal 2000, the Bank purchased a bank site in Marysville, which will provide additional growth opportunities. In August 2001, the Bank purchased a building (formerly operated as a bank office) in Lynnwood, Washington, and plans to renovate the office are under way. The Bank's management continues to research sites for future expansion and development.

At its October 24, 2000 m eeting, the Board of Directors authorized the repurchase of up to 10%(approximately 897,000 shares, as restated) of the Corporation's outstanding Common Stock over a 24 month period. During the nine months ended December 31, 2001, the Corporation repurchased 259,042 shares of its Common Stock for $3.1 million. As of December 31, 2001, 374,617 shares have been repurchased under the current plan.


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

OPERATING STRATEGY
------------------

The primary business of the Bank is to acquire funds in the form of deposits and wholesale funds, and touse the funds to make consumer, real estate, and commercial loans in the Bank's primary market area. In addition, the Bank invests in U.S. Government and federal agency obligations, mortgage-backed securities, corporate securities, equity securities, and municipal securities. The Bank intends to continue to fund its assets primarily with retail and commercial deposits, although FHLB advances, and other wholesale borrowings, may be used as a supplemental source of funds.

The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits.

Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank's profitability is also affected by the level of other income and expenses. Other income includes income associated with the origination and sale of mortgage loans, loan servicing fees, and net gains and losses on sales of interest-earning assets. Other expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation, regulations, along with monetary and fiscal policies.

The Bank's business strategy is to operate as a well-capitalized, profitable and independent community bank, dedicated to commercial lending, home mortgage lending, consumer lending, small business lending and providing quality financial services to local personal and business customers. The Bank has sought to implement this strategy by: (i) focusing on commercial banking opportunities, subsequent to its acquisition of a commercial bank in 1999;
(ii) continuing efforts towards the origination of residential mortgage loans, including one-to-four family residential construction loans; (iii) providing high quality, personalized financial services to individuals and business customers and communities served by its branch network; (iv) selling fixed rate mortgages to the secondary market; (v) improving asset quality; (vi) containing operating expenses; and (vii) maintaining capital in excess of regulatory requirements combined with prudent growth.

FINANCIAL CONDITION
-------------------

Total consolidated assets for the Corporation as of December 31, 2001, were $745,499,874, a slight increase from the March 31, 2001, level of $729,736,156. Total liabilities also increased slightly to $645,971,227 at December 31, 2001, from $631,826,799 at March 31, 2001. Stockholders' equity showed a small increase to $99,528,647 at December 31, 2001, from $97,909,357 at March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals and other short-term cash requirements. At December 31, 2001, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $95,040,790.

As of December 31, 2001, the total book value of investments and mortgage-backed securities was $58,605,700 compared to a market value of $65,341,849, resulting in an unrealized gain of $6,736,149. On March 31, 2001, the book value of investments and mortgage-backed securities was $82,303,478 compared to a market value of $88,539,702 resulting in an unrealized gain of $6,236,224.

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

Stockholders' equity as of December 31, 2001 was $99,528,647 or 13.35% of assets, compared to $97,909,357 or 13.42% of assets at March 31, 2001. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of December 31, 2001 was 20.46%, compared to March 31, 2001 of 21.21%. These figures are well above the well-capitalized minimum of 10% required by the FDIC.

                          COMPARATIVE RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS AND NINE MONTHS ENDED
                            DECEMBER 31, 2001 AND 2000

RESULTS OF OPERATIONS
---------------------

Net Interest Income

Net interest income for the three months ended December 31, 2001, increased 20.56% to $6,911,367 from $5,732,919 in the same time period of the previous year. Interest on loans for the quarter ended December 31, 2001, decreased 7.51% to $11,660,737 from $12,607,673. This decrease was due primarily to the decrease in loans receivable resulting from the sale of mortgage loans in the secondary market. Interest and dividends on investments and mortgage-backed securities decreased 19.51% to $1,272,463, from $1,580,853 for the comparable quarter a year ago. This decrease is due to the shift of proceeds from the sale of selected mortgage-backed securities into interest-bearing deposits. Total interest income decreased 8.85% to $12,933,200 from $14,188,526 due to the reasons stated above.

Total interest paid on deposits decreased 25.16% to $5,669,748 from $7,575,739. This decrease in interest expense is due to an overall decline in interest rates. Interest on borrowings decreased to $352,085 during the quarter, compared to $879,868 for the comparable period one year ago. The increased expense in the prior year was due to a higher level of borrowings outstanding and a higher level of interest rates. During the quarter, the bank continued to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

Net interest income for the nine-month period ended December 31, 2001 increased 11.50% to $19,593,004 from $17,572,589 for the comparable period one year ago. Total interest income decreased slightly to $40,438,005 from $41,655,977. Total interest expense for the nine-month period decreased 13.45% to $20,845,001 from $24,083,388 due to reasons stated above.

Provision for losses on loans

The provision for losses on loans for the three months ended December 31, 2001, increased to $459,642 from $45,000 in the same time period of the previous year. At December 31, 2001, the loan loss reserve balance was $5,759,596. This represents 1.02% of net loans receivable, compared to .81%
as of December 31, 2000.   The Bank's management considers this additional
provision during the quarter to be prudent given the current economic uncertainties. As of December 31, 2001, the Bank had $1,033,548 in nonperforming loans compared to $924,841 at December 31, 2000.

Non Interest Income

Non interest income for the three months ended December 31, 2001, increased 111.27% to $1,411,141 from $667,925 for the same time period a year ago. Service fee income increased 26.26% to $662,477 from $524,693. The net gain/loss on the sale of loans servicing released increased to $623,243 from $-0- in the comparable period one year ago. In February of 2001, the Bank began selling many of its new long-term fixed rate mortgages into the secondary market on a servicing released basis. The net gain/loss on sales of investment securities decreased to $0 for the quarter ended December 31, 2001 from $137,484 for the comparable period one year ago. No sales were made from the investment portfolio during the current quarter. Other non-interest income for the quarter decreased 5.48% to $125,421 from $132,688.

Non interest income for the nine months ended December 31, 2001 increased 64.29% to $3,405,667 from $2,072,940. The net gain/loss on the sale of loans servicing released increased to $1,169,901 from $-0- in the comparable period one year ago. The net gain/loss on the sale of loans on a servicing retained basis (loans sold from the Bank's portfolio) showed a loss of $252,984 during the nine-months ended December 31, 2001, compared to a loss of $184,882 in the prior period. When the Bank sells loans from its portfolio, the remaining outstanding fees associated with these mortgages flow to the income statement as interest income. The proceeds directly related to the loan balances, however, are reflected as non-interest income. Therefore, even when the sale of loans generate an overall profit to the Bank (including the recognition of the fee income), the non-interest portion of the sale may reflect a loss, due to the pricing of the loans at the time of the sale as it did one year ago. The net gain/loss on sales of investment securities was little changed at $178,617 from $176,331 for the comparable period one year ago. The gains in these periods were due primarily to the sale of selected common stocks and mortgage backed securities from the Bank's investment portfolio. Other non interest income for the nine-month period decreased 29.10% to $408,411 from $576,020. The increase in the prior year was due to the receipt of approximately $125,000 for a trademark infringement settlement.

Non Interest Expense

Non interest expense for the three months ended December 31, 2001, increased 13.50% to $3,806,198 from $3,353,353. Compensation and employee benefits increased slightly for the quarter ended December 31, 2001, to $1,892,475 from $1,864,925. Building occupancy for the quarter ended December 31, 2001 was little changed at $566,143 from $565,302 in the prior period. Data processing expenses increased 9.24% to $248,042 from $227,060. Advertising expense has been trending upward over the past twelve months, reaching $215,600 for the quarter ending December 31, 2001. In the year-ago quarter, advertising expense was unusually low, skewing the year-over-year comparison. Other non-interest expenses increased 37.52% to $883,938 from $642,773 due to the overall growth of the Bank, and increased amortization of the mortgage servicing asset due to the high volume of refinance activity during the period.

Non interest expense for the nine months ended December 31, 2001 increased 7.43% to $10,982,924 from $10,223,381. Compensation and employee benefits increased 3.51% to $5,662,916 from $5,470,631. Building occupancy expenses for the nine months decreased slightly to $1,702,812 from $1,723,891. Other expenses increased 20.03% to $2,346,338 at December 31, 2001 compared to $1,954,764 for the prior period due primarily to the reasons stated in the discussion above regarding the quarterly results.

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



                               HORIZON FINANCIAL CORP.



                                  By:       V. Lawrence Evans
                                      ---------------------------
                                      V. Lawrence Evans
                                      President and Chief Executive Officer


                                  By:       Richard P. Jacobson
                                      ---------------------------
                                      Richard P. Jacobson
                                      Chief Financial Officer



                                  Dated:     January 30, 2002
                                         ------------------------

                                   EXHIBIT 15

                       AWARENESS LETTER FROM ACCOUNTANTS


2200 Rimland Drive Suite 300
Bellingham, Washington 98226-6641
(360) 676-1920

January 30, 2002

Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

Dear Sirs:

We are aware that Horizon Financial Corporation has incorporated our report dated January 30, 2002 (issued pursuant to the provisions of Statement on Auditing Standards No. 71 by reference in its Registration Statements on Forms S-8 (No. 33-99780, 33-88571). We are also aware of our responsibilities under the Securities Act of 1933.

Yours very truly,

/s/ Moss Adams LLP