Form 10-K
period 2002-03-31
HORIZON FINANCIAL CORP
filed 2002-06-21
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          ----------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended March 31, 2002  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-27062

                             Horizon Financial Corp.
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Washington                                          91-1695422
-----------------------------------------------            -----------------
(State or other jurisdiction of incorporation              (I.R.S. Employer
 or organization)                                             I.D. Number)

1500 Cornwall Avenue, Bellingham, Washington                     98225
-----------------------------------------------            -----------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:         (360) 733-3050
                                                           -----------------
Securities registered pursuant to
  Section 12(b) of the Act:                            None
                                                       ----
Securities registered pursuant to
  Section 12(g) of the Act:        Common Stock, par value $1.00 per share
                                   ---------------------------------------
                                                 (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES   X   NO
                                                      ---    ---

     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-K or any amendments to this Form 10-K. YES     NO    X
                                                   ---      ---

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Stock Market under the symbol "HRZB" on June 5, 2002, was $127,228,221 (8,567,557 shares at $14.85 per share). It is assumed for purposes of this calculation that none of the registrant's officers, directors and 5% stockholders are affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders. (Parts II. and III).

                                     PART I

Item 1.  Business
-----------------

(a) General
    -------

     Horizon Financial Corp. ("Horizon Financial" or the "Corporation") was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank ("Horizon Bank" or the "Bank"), effective October 13, 1995. Effective June 19, 1999 the Corporation completed the acquisition of Bellingham Bancorporation, a $64.3 million, bank holding company for the Bank of Bellingham, which was merged with and into Horizon Bank. At March 31, 2002, the Corporation had total assets of $772.1 million, total deposits of $628.8 million and total equity of $100.6 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

     The Bank's operations are conducted through 15 full-service office facilities, located in Whatcom, Skagit and Snohomish counties in Northwest Washington. The acquisition of Bellingham Bancorporation increased Horizon Financial's and Horizon Bank's presence in Whatcom County. During fiscal 2000, the Bank opened an additional office in Whatcom County, located in the Barkley Village area of Bellingham, in the northeast portion of the city. In addition to serving the growing population in this area, this office serves as an operation center to support additional growth for the Corporation. The Bank also completed construction of a new office building at Murphy's Corner near Mill Creek, which replaced the Bank's leased location in that area. During fiscal 2000, the Bank purchased a bank site in Marysville, which will provide additional growth opportunities. In fiscal 2002, the Bank acquired a bank site in Lynnwood, Washington. The Bank is currently working on remodeling and upgrading this building, and anticipates opening for business in the fall of 2002.

     At its October 24, 2000 meeting, the Board of Directors authorized a new repurchase plan for up to 10% (approximately 897,000, as restated) of the Corporation's outstanding common stock over a 24 month period. During the fiscal year ended March 31, 2002, the Corporation repurchased 327,952 shares of its Common Stock, compared to the repurchase of 683,790 shares of Common Stock during the prior year. The Corporation had repurchased an aggregate of 443,527 shares under this plan as of March 31, 2002.

Recent Developments
-------------------

     Management.  On April 23, 2002, Dennis C. Joines, was named President and
Chief Operating Officer of Horizon Bank.   V. Lawrence Evans, who has served
as President of Horizon Bank since 1990 will continue to serve as Chairman of the Board and Chief Executive Officer of Horizon Bank and President and Chief Executive Officer of Horizon Financial. For additional information regarding Mr. Joines, see Part III, Item 10, Directors and Executive Officers of the Registrant, contained in this Form 10-K.

     Recently Issued Accounting Standards. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 entitled Business Combinations and SFAS No. 142 entitled Goodwill and Other Intangible Assets. These statements address how intangible assets that are acquired individually, with a group of other assets or in connection with a business combination, should be accounted for in financial statements upon and subsequent to their acquisition. These standards apply to all business combinations initiated after June 30, 2001 and are effective for fiscal years beginning after December 15, 2001. The Corporation has evaluated the impact that these statements might have on its financial position and results of operations, and does not expect such impact to be material.

     In June 2001, the FASB issued SFAS No. 143 entitled Accounting for Asset Retirement Obligations. This statement establishes the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This standard is effective for fiscal years beginning after June 15, 2002. The Corporation is currently evaluating the impact that this statement will have on their financial position and results of operations, however they do not expect such impact to be material.

     In August 2001, the FASB issued SFAS No. 144 entitled Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121 and establishes financial accounting and reporting requirements for the impairment and disposal of long-lived assets. This standard is effective for fiscal years beginning after December 15, 2001. The Corporation is currently evaluating the impact that this statement will have on their financial position and results of operations, however they do not expect such impact to be material.

Lending Activities
------------------

     General. The Bank's loan portfolio totaled $568,303,481 at March 31, 2002, representing approximately 73.61% of its total assets. On that date, 42.45% of total outstanding loans consisted of loans secured by mortgages on single family residential properties, 5.76% of the loans consisted of loans secured by two-to- four unit residential properties, 4.69% of total outstanding loans consisted of loans secured by mortgages on over four unit residential properties, and 43.15% of total outstanding loans consisted of commercial loans and commercial real estate loans. The balance of the Bank's outstanding loans at that date consisted of secured consumer loans and loans secured by savings deposits.

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

     In order to have the ability to make the yields on its loan portfolio and investments more interest rate sensitive, the Bank has implemented a number of measures. Those measures include: (i) adoption of a policy under which the Bank generally originates long-term, fixed-rate mortgage loans when such loans are written to specifications promulgated by the Federal Home Loan Mortgage Corporation ("FHLMC") and qualify for sale in the secondary market, (ii) origination of ARM loans on residential and commercial properties subject to market conditions, (iii) origination of variable rate commercial and consumer loans, and (iv) increased emphasis on originating shorter term loans for its portfolio, and selling much of its long-term mortgage loan production into the secondary market.


     The following table provides selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                                               At March 31,
                              -----------------------------------------------------------------------------
                                   2002             2001           2000            1999            1998
                              -------------   -------------   -------------   -------------   -------------
Type of Loan:
First mortgage loans:
  One-to-four family......... $ 493,097,739   $ 619,394,856   $ 606,702,881   $ 564,394,944   $ 486,107,297
  One-to-four family
    construction.............    29,958,286      26,715,987      25,911,941      23,817,577      15,676,088
  Participations sold........  (228,874,332)   (246,582,822)   (176,537,497)   (163,526,986)   (112,251,375)
                              -------------   -------------   -------------   -------------   -------------
     Subtotal................   294,181,693     399,528,021     456,077,325     424,685,535     389,532,010

Commercial construction/land
  development................    55,746,760      30,364,368      18,716,744       2,505,484      14,381,275
Residential commercial
  real estate................    28,603,971      24,186,903      21,999,357      18,158,927      17,793,806
Nonresidential commercial
  real estate................   169,696,803     139,232,200      88,322,611      74,120,509      46,148,886
Commercial loans.............    37,844,119      20,221,122      14,472,300      19,293,804      11,936,000
Home equity secured..........    18,873,309      19,834,618      16,952,862      13,499,198      16,701,470
Other consumer loans.........     5,263,284       2,530,851       4,829,230       5,216,800       5,812,765
                              -------------   -------------   -------------   -------------   -------------
     Subtotal................   610,209,939     635,898,083     621,370,429     557,480,257     502,306,212

Less:
  Deferred loan fees.........    (5,612,704)     (6,745,573)     (7,397,782)     (7,203,886)     (6,924,744)
  Loan loss reserve..........    (5,887,482)     (4,976,670)     (4,757,152)     (4,463,305)     (4,085,203)
  Loans in process...........   (30,406,272)    (26,793,487)    (19,631,956)    (12,163,897)    (12,635,603)
                              -------------   -------------   -------------   -------------   -------------
                              $ 568,303,481   $ 597,382,353   $ 589,583,539   $ 533,649,169   $ 478,660,662
                              =============   =============   =============   =============   =============





     Loan Maturity. The following table sets forth certain information at March 31, 2002 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                       Due After
                       Due Within      1 Through        Due Over
                     One Year After  5 Years After    5 Years After
                     March 31, 2002  March 31, 2002  March 31, 2002    Total
                     --------------  --------------  --------------    -----
                                            (In thousands)

Commercial, financial
  and agricultural...   $ 57,805       $ 23,281         $ 80,041     $161,127
Real estate
  construction.......         --             --           29,958       29,958
Real estate-mortgage,
  installment and
  other..............     42,146         68,621          266,451      377,218
                        --------       --------         --------     --------
     Total...........   $ 99,951       $ 91,902         $376,450     $568,303
                        ========       ========         ========     ========

     The following table sets forth the dollar amount of all loans due within one year after March 31, 2002 which have fixed interest rates and have floating or adjustable interest rates. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

                                                    Adjustable
                                    Fixed Rates       Rates         Total
                                    -----------     ----------      -----
                                                  (In thousands)

Commercial, financial and
   agricultural....................   $13,141        $44,664       $57,805
Real estate construction...........        --             --            --
Real estate-mortgage, installment
   and other.......................    32,744          9,402        42,146
                                      -------        -------       -------
     Total.........................   $45,885        $54,066       $99,951
                                      =======        =======       =======

     Residential Loans. The primary lending activity of the Bank has historically been the granting of conventional loans to enable borrowers to purchase existing homes or construct new homes. The Bank's real estate loan portfolio also includes loans on two-to-four family dwellings, multi-family housing (over four units), and loans made to purchase or refinance improved buildings to be used for residential housing. At March 31, 2002, approximately 52.9% of the Bank's total loan portfolio consisted of loans secured by residential real estate.

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

     The Bank presently originates both fixed-rate and ARMs secured by one-to-four family properties with a loan term not exceeding 30 years. Under certain conditions, ARM borrowers are allowed to convert beginning on the first interest rate change date and ending on the fifth interest rate change date from the date of the loan note. In addition, certain consumer safeguards are built into the ARM instruments used by the Bank. These safeguards include limits on annual and lifetime interest rate adjustments. The Bank generally originates these loans in accordance with guidelines established by the FHLMC. For the fiscal year ended March 31, 2002, adjustable mortgage loans totalled $14,386,260 or 5.75% of total originations as compared to $515,600 or .34% of total originations for the year ended March 31, 2001.

     Construction Loans. The Bank also provides construction financing for single-family dwellings and to a lesser extent makes land acquisition and development loans on properties intended for residential use. The interest rate charged by the Bank on these loans varies depending upon the type of security property and the creditworthiness of the borrower. At March 31, 2002, the Bank had $85,705,046, or 14.05% of total loans outstanding in construction loans, as compared to $57,080,355, or 8.98% of total loans at March 31, 2001. At March 31, 2002, $55,746,760 or 65.04% of the construction loan portfolio consisted of "speculative" construction loans (i.e., loans on dwellings for which there is not an underlying contract for sales).

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

     Multi-Family, Business and Commercial Loans. These types of loans constituted $236,144,893 or approximately 38.70% of Horizon Bank's loan portfolio at March 31, 2002. These loans include fixed rate and adjustable rate mortgages secured by apartment buildings (i.e., those containing five or more living units) and business and commercial properties. The Bank generally requires that such loans have a debt service coverage of 1.20 to 1 with a loan-to-value ratio not exceeding 80%. Fixed-rate loans generally have a three to 15-year loan term, with payments based upon a 15 to 30-year amortization schedule.

     At March 31, 2002, $44,664,042 of loans secured by income-producing properties have an interest rate which adjusts based upon changes in an index of United States Treasury securities published by the Board of Governors of the Federal Reserve System ("Federal Reserve") or other widely recognized indices.

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

     The Bank's loan portfolio also includes a wide range of commercial loans to small and medium sized businesses. This portfolio presently includes lines of credit with floating rates and maturities of one year or less and term loans for the purchase of equipment, real estate and other operating purposes with maturities generally not exceeding ten years. These loans are secured by a variety of business assets including equipment, real estate, accounts receivable and inventory. Under certain conditions, the Bank also offers unsecured credit to qualified borrowers.

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

     Consumer Loans. The Bank makes a variety of loans for consumer purposes. Included among these are home equity loans, home equity lines of credit, loans secured by personal property, such as automobiles, boats, and other vehicles, loans secured by deposit accounts, unsecured loans, and loans for mobile homes located in parks.

     Horizon Bank actively markets consumer loans in order to provide a wider range of financial services to its customers and to achieve shorter terms and higher interest rates normally typical of such loans. At March 31, 2002, the Bank held $24,136,593 of consumer loans.

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

     Loan Solicitation and Processing. The primary sources for loan originations are attributable to deposit customers, current borrowers, walk-in customers, and referrals from existing customers, real estate agents, and builders. The Bank does not actively utilize mortgage brokers in the origination of loans.

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

     The Bank is a qualified servicer for both FHLMC and Fannie Mae. The Bank's general practice is to close its fixed-rate, one-to-four family residential loans on FHLMC loan documents in order to facilitate future sales to the mortgage corporation as well as to other institutional investors. From time to time, depending upon interest rates and economic conditions, the Bank has sold participation interests in loans in order to provide additional funds for lending, to generate servicing fee income and to decrease the dollar amount of its intermediate and long-term fixed-rate loans. The sale of loans in the secondary mortgage market reduces the Bank's interest rate risk and allows the Bank to continue to make loans during periods when savings flows decline or funds are otherwise unavailable for lending purposes. As of March 31, 2002, the Bank was servicing loans for others aggregating approximately $228,874,332 for which it generally receives a fee payable monthly of .25% to ..375% per annum of the unpaid balance of each loan. In February 2001, the Bank began selling much of its current loan production on a servicing released basis, and plans to continue doing so for many of the long-term fixed rate loan originations. All sales of loan interests by the Bank are made without right of recourse to the Bank by the buyer of the loan interests in the event of default by the borrower.

     Loan Commitments. Horizon Bank issues commitments to originate conventional mortgage loans on existing residential dwellings. Loan commitments are made for periods up to 60 days from the date of loan application and are generally based upon the prevailing market rate at the time of application. At March 31, 2002, such commitments amounted to $6,046,650.

     Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives loan origination fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower at the closing of the loan.

     The Bank's loan origination fees are generally 0% to 2.5% on conventional residential mortgages and 1.0% to 2.0% for commercial real estate loans. The total amount of deferred loan origination fees and unearned discounts at March 31, 2002 was $5,612,704. Any unamortized loan fees are recognized as income at the time the loan is sold or paid off.

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

     Loan Modifications. The Bank offers a loan modification program to assist customers who are considering refinancing their home loans. For a fee the Bank will modify customers' loans under the program. No new principal is required and only the interest rate and payment amounts are changed. All other terms and conditions remain the same. In fiscal 2002, the Bank modified $14,968,652 of real estate loans, compared to $20,842,647 in fiscal 2001.

     Delinquent Loans, Loans in Foreclosure and Foreclosed Property. Real estate loans are defined as delinquent when any payment of principal and/or interest is past due. While the Bank generally is able to work out a satisfactory repayment schedule with a delinquent borrower, the Bank will undertake foreclosure proceedings if the delinquency is not otherwise resolved within 90 days. Property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until such time as it is sold or otherwise disposed of. At March 31, 2002, the Bank had 11 loans over 90 days delinquent and one real estate owned with a balance of $957,775. Management does not anticipate incurring material losses from these loans. As of March 31, 2001, the Bank had one borrower who had loans totaling approximately $17,000,000. Subsequent to the prior year end the borrower had become late on two regularly scheduled payments and had acknowledged that it had current temporary working capital shortages. As of March 31, 2002, conditions have improved sufficiently that the loan is no longer considered impaired.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                             At March 31,
                       ------------------------------------------------------
                          2002       2001        2000       1999       1998
                       ---------  ---------  ----------  ---------  ---------

Non-accrual loans..... $      --  $      --  $  455,000  $      --  $ 138,000
Loans 90 days or
 more delinquent and
 accruing interest....   618,346    832,299     456,729    383,000     30,345
Restructured loans....        --         --          --         --         --
Real estate acquired
 through foreclosure..   339,429         --     323,468         --         --
                       ---------  ---------  ----------  ---------  ---------
  Total............... $ 957,775  $ 832,299  $1,235,197  $ 383,000  $ 168,345
                       =========  =========  ==========  =========  =========


As a percentage of
 net loans............    0.17%      0.14%       0.21%      0.07%     0.04%
As a percentage of
 total assets.........    0.12%      0.11%       0.17%      0.06%     0.03%

     The Bank had no non-accrual loans for the year ended March 31, 2002 and, therefore, no interest income was recorded on nonaccrual loans for the year ended March 31, 2002.

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

     The Bank maintains an allowance for credit losses sufficient to absorb losses inherent in the loan portfolio. The Bank has established a systematic methodology to ensure that the allowance is adequate. The Bank reviews the following information, on a quarterly basis, to estimate the necessary additions to its loan loss reserve:

     - All loans classified during the previous analysis. Current informa-tion as to payment history, or actions taken to correct the deficiency are reviewed, and changes are made, as appropriate. If conditions have not improved, the loan classification is reviewed to ensure that the appropriate action is being taken to mitigate loss.

     - All loans past due on scheduled payments. The Bank reviews all loans that are past due 30 days or more, taking into consideration the borrower, nature of the collateral and its value, the circumstances that have caused the delinquency, and the likelihood of the borrower correcting the conditions that have resulted in the delinquent status.

     - Composition of the Bank's portfolio. The Bank also analyzes its mix of loans when establishing appropriate allowances for loan losses. For example, reserves for losses on the Bank's one-to-four family mortgage portfolio (on a percentage basis) are lower than the percentage reserve estimates for commercial or credit card loans. Therefore, the Bank's allowance for loan losses is likely to change, as the composition of the Bank's loan portfolio changes.

     - Current economic conditions. The Bank takes into consideration economic condition in its market area, the state's economy, and national economic factors that could influence the quality of the loan portfolio in general.

     - Trends in the Bank's delinquencies. Prior period statistics are reviewed and evaluated to determine if the current conditions warrant changes to the Bank's loan loss allowance.

     The amount that is to be added to allowance for loan losses is based upon a variety of factors. Many financial institutions establish required reserves based, to a great extent, upon their own experience. The Bank's loan portfolio has traditionally consisted primarily of loans secured by single family homes, and as a result, the loss experience has been minimal.

     Each individual loan, previously classified by management, or newly classified during the quarterly review, is evaluated for loss potential, and a specific amount or percentage deemed to be at risk is added to the overall required reserve amount. For the remaining portion of the portfolio, a reserve factor is applied that is consistent with the Bank's experience in that portfolio or with industry guidelines if management believes such guidelines are more appropriate. The applied percentage is also influenced by other economic factors as noted in the beginning of this section.

     The calculated amount is compared to the actual amount recorded in the allowance at the end of each quarter and a determination is made as to whether the allowance is adequate. Management increases the amount of the allowance for loan losses by charges to income and decreases the amount by loans charged off (net of recoveries).

     The following comments represent management's view of the risks inherent in each portfolio category.

     - One- to Four-Family Residential - Market conditions in the Bank's primary market area have, over the long term, supported a stable or increasing market value of real estate. Absent an overall economic downturn in the economy, experience in this portfolio indicates that losses are minimal provided the property is reasonably maintained, and marketing time to resell the property is relatively short.

     - Multi-Family Residential - While there have been minimal losses taken in this segment of the portfolio, the rental market is
          susceptible to the effects of an economic downturn.   While the Bank
          monitors loan-to-value ratios, the conditions that would create a default would carry through to a new owner which may require that the Bank discount the property or hold it until conditions improve.

     - Commercial Real Estate - As with multi-family loans, the classifi-cation of commercial real estate loans closely corresponds to economic conditions which will limit the marketability of the property, resulting in higher risk than a loan secured by a single-family residence. Commercial real estate loans have historically been assigned higher reserve levels than one-to-four family residential loans, but lower than commercial business loans.

     - Commercial Business Loans - These types of loans carry a higher degree of risk, relying on the ongoing success of the business to
          repay the loan.   Collateral for commercial credits is often
          difficult to secure, and even more difficult to liquidate in the event of a default. If a commercial business loan demonstrates any credit weakness, the reserve is increased to recognize the additional risk.

     - Consumer Loans - The consumer loan portfolio has a wide range of factors, determined primarily by the nature of the collateral and
          the credit history and capacity of the borrower.   The loans tend to
          be smaller in principal amount and secured by second deeds of trust, automobiles, boats, and other vehicles. Loans for automobiles, boats, and other vehicles, generally experience higher than average wear in the environment and hold a higher degree of risk of loss in the event of repossession.

     - Unsecured Credit Cards - Due to the unsecured nature of these accounts, these types of loans represent the highest degree of risk. The Bank, therefore, uses a higher percentage factor than any other loan classification, when estimating future potential loan losses.

     Management believes that the allowance for loan losses at March 31, 2002 was adequate at that date. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

     While the Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     The Bank established an allowance for losses for the year ended March 31, 2002 in the amount of $5,887,482 and $4,976,670 for the year ended March 31, 2001. The Bank's loan loss reserve as of March 31, 2002, is approximately 1.04% of net loans receivable.


     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.
                                                                 Year Ended March 31,
                                        ------------------------------------------------------------------
                                            2002          2001         2000          1999          1998
                                        ----------    ----------    ----------    ----------    ----------

Allowance at beginning of period......  $4,976,670    $4,757,152    $4,463,305    $4,085,203    $3,779,761
Provision for loan losses.............   1,089,642       320,000       437,234       484,500       520,500
Recoveries:
   First mortgage loans...............          --            --            --            --            --
   Commercial loans...................          --            --            --            --            --
   Credit card loans..................       3,965         1,146           753            --            --
   Other consumer loans...............       4,300            --            --            --            --
                                        ----------    ----------    ----------    ----------    ----------
     Total recoveries.................       8,265         1,146           753            --            --

Charge-offs:
   First mortgage loans...............     (27,800)      (60,000)      (89,750)      (50,000)     (150,000)
   Commercial loans...................    (147,642)      (21,505)      (10,773)      (40,000)      (50,000)
   Credit card loans..................      (5,410)      (20,123)      (42,896)      (16,398)      (15,058)
   Other consumer loans...............      (6,243)           --          (721)           --            --
                                        ----------    ----------    ----------    ----------    ----------
     Total charge-offs................    (187,095)     (101,628)     (144,140)     (106,398)     (215,058)

     Net charge-offs..................    (178,830)     (100,482)     (143,387)     (106,398)     (215,058)
                                        ----------    ----------    ----------    ----------    ----------
Allowance at end of period............  $5,887,482    $4,976,670    $4,757,152    $4,463,305    $4,085,203
                                        ==========    ==========    ==========    ==========    ==========
Allowance for loan losses as a
percentage of total loans out-
standing at the end of the period.....      0.96%         0.78%         0.77%          0.80%         0.81%

Net charge-offs as a percentage of
average loans outstanding during the
period................................      0.03%         0.02%         0.02%          0.02%         0.05%

Allowance for loan losses as a
percentage of nonperforming loans
at end of period......................    614.70%       597.94%       385.13%      1,165.35%     2,426.69%



     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                         At March 31,
                 -------------------------------------------------------------------------------------------
                       2002                2001              2000               1999               1998
                 ------------------ -----------------  -----------------  ----------------   ---------------
                           Percent           Percent            Percent           Percent            Percent
                          of Loans          of Loans           of Loans          of Loans           of Loans
                          in Each           in Each            in Each           in Each            in Each
                          Category          Category           Category          Category           Category
                          to Total          to Total           to Total          to Total           to Total
                 Amount    Loans    Amount   Loans     Amount   Loans     Amount   Loans     Amount   Loans
               ---------- -----   ---------- -----   ---------- -----   ---------- -----   ---------- -----
                                             (Dollars in thousands)

Commercial,
 financial and
 agricultural..$3,353,260  51.6%  $1,922,537  37.4%  $1,187,327  27.0%  $1,457,155  24.5%  $1,324,053  22.5%
Residential
 real estate-
 mortgage...... 2,534,222  48.4    3,054,133  62.6    3,569,825  73.0    3,006,150  75.5    2,761,150  77.5
               ---------- -----   ---------- -----   ---------- -----   ---------- -----   ---------- -----
  Total allow-
   ance for
   loan losses.$5,887,482 100.0%  $4,976,670 100.0%  $4,757,152 100.0%  $4,463,305 100.0%  $4,085,203 100.0%
               ========== =====   ========== =====   ========== =====   ========== =====   ========== =====





     The Bank had an allowance of $50,000, $0, $0, $0 and $0 for real estate acquired through foreclosure at March 31, 2002, 2001, 2000, 1999 and 1998.

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

     The amortized cost of the above investments at March 31, 2002 was $40,986,703 compared to a market value of $46,747,346. For further information concerning the Bank's investment securities portfolio, see Note 3 of the Notes to the Consolidated Financial Statements contained in the Corporation's Proxy Statement for the 2002 Annual Meeting of Stockholders ("Proxy Statement").

     The Bank also invests in mortgage-backed securities. At March 31, 2002, such securities had an amortized cost of $33,863,426 and a market value of $34,589,484.

     The following table presents the amortized cost of the Bank's investment securities portfolio and short-term investments. The market value of the Bank's investment securities portfolio at March 31, 2002 was approximately $81,336,830. This does not include interest-bearing deposits and cash equivalents.

                                                 At March 31,
                                     ------------------------------------
                                       2002          2001          2000
                                     --------     --------       --------
                                                (In thousands)
Investment securities:
 U.S. Government:
  Available for sale..............   $ 23,587     $  4,879       $  4,812
  Held to maturity................        369          369            369
                                     --------     --------       --------
                                       23,956        5,248          5,181

Asset-backed securities(1):
  Available for sale..............     29,453       46,978         52,974
  Held to maturity................      4,410        6,530          8,249
                                     --------     --------       --------
                                       33,863       53,508         61,223

Other securities(2):
  Available for sale..............     17,031       10,988          6,124
  Held to maturity................         --           --            500
                                     --------     --------       --------
                                       17,031       10,988          6,624
                                     --------     --------       --------
   Total investments..............     74,850       69,744         73,028

Interest bearing deposits and
  cash equivalents................     83,962       24,508         20,004
                                     --------     --------       --------
                                     $158,812     $ 94,252       $ 93,032
                                     ========     ========       ========

-----------------
(1)  Consists of mortgage-backed securities and CMO's.
(2)  Consists of corporate debt securities and marketable equity securities.

     At March 31, 2002, the Bank did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.


    The following table sets forth the scheduled maturities, amortized cost, market values and average yields for the Bank's investment securities at March 31, 2002.

                                                              At March 31, 2002*
                  ------------------------------------------------------------------------------------------
                      One Year     One to Five      Five to Ten         More than               Total
                      or Less          Years            Years           Ten Years      Investment Securities
                  -------------    -------------    --------------    --------------   ---------------------
                  Amor-   Aver-    Amor-   Aver-    Amor-    Aver-    Amor-    Aver-   Amor-          Aver-
                  tized   age      tized   age      tized    age      tized    age     tized   Market age
                   Cost   Yield    Cost    Yield    Cost     Yield    Cost     Yield   Cost    Value  Yield
                   ----   -----    ----    -----    ----     -----    ----     -----   ----    -----  -----
                                                            (Dollars in thousands)

U.S. Government,
 agency securities,
 state and politi-
 cal subdivisions:
  Available for
   sale..........$ 4,919  3.74%  $17,758   4.49%   $  910   6.41%   $     --    --%  $23,587  $23,562  4.41%
  Held to
   maturity......     --    --        --     --       369   4.30          --    --       369      374  4.30
                 -------  ----   -------   ----    ------   ----     -------  ----   -------  -------  ----
                   4,919  3.74    17,758   4.49     1,279   5.80          --    --    23,956   23,936  4.41
Mortgage-backed
 securities:
  Available for
   sale..........    647  5.92     6,115   5.39     2,014   7.08      20,677  6.34    29,453   29,988  6.19
  Held to
   maturity......      2  5.92        77   9.39     3,908   6.44         423  9.65     4,410    4,602  6.80
                 -------  ----   -------   ----    ------   ----     -------  ----   -------  -------  ----
                     649  5.92     6,192   5.44     5,922   6.66      21,000  6.41    33,863   34,590  6.27
Other:
  Available for
   sale..........  9,804  5.59     6,237   6.98        --     --         990  6.20    17,031   22,811  6.13
  Held to
   maturity......     --    --        --     --        --     --          --    --        --       --    --
                 -------  ----   -------   ----    ------   ----     -------  ----   -------  -------  ----
                   9,804  5.59     6,237   6.98        --     --         990  6.20    17,031   22,811  6.13
                 -------  ----   -------   ----    ------   ----     -------  ----   -------  -------  ----
   Total.........$15,372  5.01%  $30,187   5.20%   $7,201   6.51%    $22,090  6.40%  $74,850  $81,337  5.64%
                 =======  ====   =======   ====    ======   ====     =======  ====   =======  =======  ====
---------------
*   At March 31, 2002, yields on the Bank's tax-exempt obligations had not been computed on a tax equivalent basis.

                                                         13

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

     The following table sets forth certain information concerning the deposits at the Bank.


                                                         Year Ended March 31,
                              -----------------------------------------------------------------------------
                                      2002                       2001                         2000
                              ---------------------       ---------------------       ---------------------
                                           Weighted                    Weighted                    Weighted
                              Average      Average        Average      Average        Average      Average
            Type              Balance        Rate         Balance        Rate         Balance        Rate
--------------------------    -------        ----         -------        ----         -------        ----
                                                          (Dollars in thousands)
Savings....................   $ 33,676       2.06%       $ 33,299        2.98%        $ 35,503       3.05%
Checking...................     69,457       0.82          60,360        1.20           42,267       1.27
Money Market...............     95,280       2.80          74,696        3.87           86,322       3.72
Time Deposits..............    406,920       5.20         407,641        6.10          367,458       5.40
                              --------       ----        --------        ----         --------       ----
  Total....................   $605,333       4.14%       $575,996        5.09%        $531,550       4.65%
                              ========       ====        ========        ====         ========       ====




     The following table indicates the amount of the Bank's deposits by time remaining until maturity as of March 31, 2002 of $100,000 or more.

                                               Certificates
                  Maturity Period               of Deposit
        ------------------------------------    ----------
                                               (In thousands)

        Three months or less................      $ 31,668
        Three through six months............        29,363
        Six through twelve months...........        28,661
        Over twelve months..................        34,170
                                                  --------
          Total.............................      $123,862
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

     For further information concerning the Bank's savings deposits, reference is made to Note 9 of the Notes to the Consolidated Financial Statements contained in the Corporation's Proxy Statement.

     Borrowings. In December 1998, the Bank joined the Federal Home Loan Bank of Seattle providing access to a variety of wholesale funding options. In addition, the Bank's security portfolio provides additional borrowing capacity in the reverse repurchase markets. The Bank also has other borrowed funds in the form of retail repurchase agreements. The agreements are collateralized by securities held by a safekeeping agent not under control of the Bank.
These advances are considered overnight borrowings bearing interest rates that fluctuate daily based on current market rates. At March 31, 2002, the Bank had $29.1 million in borrowings, compared to $22.9 million at March 31, 2001 and $39.9 million in borrowings during the year ended 2000. Access to these wholesale borrowings allows management to meet cyclical funding needs, and assists in interest rate risk management efforts.

     The following tables set forth information regarding borrowings by the Bank at the end of and during the periods indicated. The tables includes both short-term and long-term borrowings unless noted otherwise.

                                         For the Year Ended March 31,
                                    ------------------------------------
                                      2002         2001            2000
                                    -------      -------         -------
                                           (Dollars in thousands)
Maximum amount of borrowings
  outstanding at any month end......$35,857      $55,865         $39,853
Approximate average borrowings
  outstanding....................... 27,131       44,817          29,192
Approximate weighted average
  rate paid.........................  5.69         6.73            5.64

                                                At March 31,
                                    ------------------------------------
                                      2002         2001            2000
                                    -------      -------         -------
                                           (Dollars in thousands)
Balance outstanding at end
  of period.........................$29,121      $22,938         $39,853
Weighted average rate paid..........   5.69         6.73            5.64

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

Personnel
---------

     At March 31, 2002, Horizon Bank employed 187 full-time and 29 part-time employees. Horizon Bank employees are not represented by any collective bargaining agreement. Management of Horizon Bank considers its relations with its employees to be good.

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

     The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds, the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. Since 1997, the assessment rate for both SAIF and BIF deposits has ranged from zero to 0.27% of covered deposits. As a well capitalized bank, Horizon Bank qualified for the lowest rate on its deposits for fiscal 2002.

     In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly.

     Prior to 2000, the FICO assessment rate for BIF-insured deposits was one-fifth the rate applicable to deposits insured by the SAIF. Beginning in 2000, SAIF- and BIF-insured deposits were assessed at the same rate by FICO. As a result, BIF FICO assessments will be higher than in previous periods while SAIF FICO assessments will be lower. For the first quarter of 2002, the annualized rate was 1.76 cents per $100 of insured deposits. Because the Bank is insured under the BIF fund, the FICO assessments have increased since 2000 as compared to prior years.

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

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile. The Bank calculated its leverage ratio to be 12.67% as of March 31, 2002.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.
Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. The Bank has calculated its total risk-based ratio to be 20.26% as of March 31, 2002, and its Tier 1 risk-based capital ratio to be 18.93%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

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

     Federal Deposit Insurance Improvement Act ("FDICIA"). Horizon Bank has surpassed the $500 million asset threshold, and as such, is required to be compliant with the FDICIA originally enacted in 1991 and with enhanced provisions adopted in 1993. In general, FDICIA required the Bank to conduct an annual independent audit of its financial statements, appoint an independent audit committee of outside directors, report on and assess management's responsibilities for preparing financial statements, and establish an internal control structure.

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

     Federal Home Loan Bank System. The FHLB of Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, the Bank is required to purchase and hold stock in the FHLB of Seattle in an amount equal to the greater of 1% of their aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding. As of March 31, 2002, Horizon Bank held stock in the FHLB of Seattle in the amount of $6,243,300. See "Business -- Savings Activities and Other Sources of Funds -- Borrowings."

     Federal Reserve System. The Federal Reserve Board requires (under "Regulation D") that all depository institutions, including savings banks, maintain reserves on transaction accounts or non-personal time deposits.
These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must maintain reserves against net transaction accounts, in the amount of 3% on amounts of $37.3 million or less, plus10% on amounts in excess of $37.3 million. In addition, a bank may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements. The amounts and percentages are subject to adjustment by the Federal Reserve. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of March 31, 2002, the Bank was in compliance with the Federal Reserve Bank's reserve requirements.

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

     Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the
"Act").   The Act modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

     (a) repealed the historical restrictions and eliminated many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

     (b) provided a uniform framework for the functional regulation of the activities of banks, savings institutions and their holding companies;

     (c) broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

     (d) provided an enhanced framework for protecting the privacy of consumer information;

     (e) adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

     (f) modified the laws governing the implementation of the Community Reinvestment Act; and

     (g) addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

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

     Dividends. The Federal Reserve's policy statement on the payment of cash dividends by bank holding companies expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The Federal Reserve also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

     Capital Requirements. The Federal Reserve has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency's regulations. Under the Federal Reserve Board's capital guidelines, at March 31, 2002, the Corporation's levels of consolidated regulatory capital exceed the Federal Reserve's minimum requirements, as follows:

                                                  Amount       Percent
                                                 --------     ---------
                                                 (Dollars in thousands)

         Tier 1 Capital                           $95,772       12.67%
         Minimum Tier 1 (leverage) requirement     30,237        4.00
                                                  -------       -----
         Excess                                   $65,535        8.67%
                                                  =======      ======

         Risk-based capital                      $102,508       20.27%
         Minimum risk-based capital requirement    40,464        8.00
                                                  -------       -----
         Excess                                  $ 62,044       12.27%
                                                  =======      ======

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

     At its January 19, 2000 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 992,450 shares) of the Corporation's outstanding common stock over a 24 month period. At its October 24, 2000 meeting, the Board of Directors authorized a new repurchase plan for up to 10% (approximately 897,000 shares) of the Corporation's outstanding common stock over a 24 month period. Shares may be purchased from time to time depending upon market conditions, price and other management considerations. During the fiscal year ended March 31, 2002, the Corporation repurchased 327,952 shares of its Common Stock, compared to the repurchase of 683,790 shares of its
Common Stock during the prior year.   As of June 5, 2002, the Corporation has
repurchased a total of 543,327 shares under the current plan.

                               TAXATION

Federal Taxation
----------------

     General. The Corporation and the Bank report their consolidated income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation. Reference is made to Note 12 of the Notes to the Consolidated Financial Statements contained in the Corporation's Proxy Statement for additional information concerning the income taxes payable by the Bank.

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

                                              Net Book
                                    Year     Value as of     Square   Leased/
                                   Opened   March 31, 2002    Feet    Owned
                                   ------   --------------    ----    -----

Bellingham Main Office............  1971      $1,092,281     19,179    Owned
 1500 Cornwall Avenue
 Bellingham, WA 98225

Bellingham/Meridian...............  1987         720,958      4,650    Owned
 4110 Meridian
 Bellingham, WA 98226

Ferndale Office...................  1976         318,049      3,692    Owned
 Third and Main
 Ferndale, WA 98248

Lynden Office.....................  1981         408,780      3,702    Owned
 Third and Grover
 Lynden, WA 98264

Blaine Office.....................  1976         501,726      3,610    Owned
 Fourth & "H" Streets
 Blaine, WA 98230

Mount Vernon Office...............  1976         261,861      3,275    Owned
 1503 Riverside Dr.
 Mount Vernon, WA 98273

Anacortes Office..................  1987         762,349      3,650    Owned
 1218 Commercial Avenue
 Anacortes, WA 98221

Snohomish Office..................  1987         140,265      1,388    Owned
 620 2nd Street
 Snohomish, WA 98290

Everett Office....................  1991          43,059      1,972    Leased
 909 S.E. Everett Mall Way
 #E-500
 Everett, WA 98208

Burlington Office.................  1994       1,082,131      3,980    Owned
 1020 S. Burlington Blvd
 Burlington, WA  98232

                     (table continued on following page)

                                              Net Book
                                    Year     Value as of     Square   Leased/
                                   Opened   March 31, 2002    Feet    Owned
                                   ------   --------------    ----    -----

Edmonds Office...................   1994      $2,187,486     15,265   Owned
 130 Fifth Avenue South
 Edmonds, WA  98020

Murphy's Corner Office...........   2000       1,770,011      3,720   Owned
 12830 Bothell Everett Hwy.
 Everett, WA 98208

Barkley..........................   1999       3,276,785     14,691   Owned
 2122 Barkley Blvd.
 Bellingham, WA 98228

Holly Street Office..............   1999         478,569      4,000   Owned
 211 E. Holly Street
 Bellingham, WA 98227

Alabama Office...................   1999         715,883      4,500   Owned
 802 Alabama Street
 Bellingham, WA 98228

Marysville (land only)...........     --         635,737         --   Owned

Lynnwood Office (1)..............   2002         799,119      3,345   Owned
 19405 44th Avenue W.
 Lynnwood, WA 98036

------------
(1)  Projected to open in September 2002.

     At March 31, 2002, the aggregate book value of the Corporation's premises and equipment was $15,195,049.

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

                                 PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     Horizon Financial Corp.'s common stock is traded on The Nasdaq Stock Market under the symbol HRZB. The common stock began trading on the Nasdaq Stock Market at the time of Horizon's conversion to stock form in August 1986. The following table presents the high and low prices as reported by the Nasdaq Stock Market and dividends paid for the last two fiscal years. These prices represent quotations by the dealers and do not necessarily represent actual transactions, and do not include retail markups, markdowns or commissions.
The Corporation has approximately 4,251 stockholders.

          2002 Fiscal Year
          Quarter                  High      Low     Dividend
          --------------------    -------  ------    --------

          Fourth                  $13.00   $10.95      $0.12
          Third                    13.00    10.88       0.12
          Second                   12.50     9.50       0.12
          First                    11.75    8.913       0.12

          2001 Fiscal Year
          Quarter                  High      Low     Dividend
          --------------------    -------  ------    --------

          Fourth                  $10.924  $8.913      $0.104
          Third                    10.381   7.826       0.104
          Second                    9.565   7.554       0.104
          First                     8.804   7.310       0.104

Dividend Policy
---------------
     Horizon Financial Corp. historically has paid cash dividends on its common stock. The Corporation must adhere to certain regulatory requirements governing the distribution of dividends, and there can be no assurance that the Corporation will continue to declare cash dividends in the future.

Item 6.  Selected Financial Data
--------------------------------

     The following table sets forth certain information concerning the financial position of the Bank at and for the dates indicated.

                                               March 31,
                         -----------------------------------------------------
                            2002       2001       2000       1999      1998
                         --------   ---------  --------   --------   ---------
                                          (In thousands)
Financial Condition Data:
------------------------

Total Assets............ $772,063   $729,736   $713,914   $668,116   $605,613
Loans Outstanding.......  568,303    597,382    589,584    533,649    478,661
Cash and Investment
 Securities.............  171,346    106,117     99,375    115,194    112,172
Deposits................  628,782    595,914    564,327    537,390    501,293
Borrowings..............   29,121     22,938     39,853     22,718      1,180
Stockholders' Equity....  100,600     97,909     95,935     96,441     86,675

                                        Year Ended March 31,
                        -------------------------------------------------
                          2002     2001       2000     1999(1)    1998(1)
                        -------- --------   -------   --------   --------
                                          (In thousands)
Operating Data:
--------------

Interest Income....... $ 53,091  $ 55,837   $ 49,947  $ 48,119   $45,745
Interest Expense......  (26,541)  (32,239)   (26,257)  (25,267)  (23,991)
Net Interest Income...   26,550    23,598     23,690    22,852    21,754
Other Income..........    4,614     2,951      2,851     3,175     2,267
Non-interest Expense..  (14,891)  (13,756)   (13,243)  (11,357)   (9,934)
Provision for Loan
  Losses..............   (1,089)     (320)      (437)     (484)     (521)
                       --------  --------   --------  --------   -------
Income (Loss) Before
  Taxes...............   15,184    12,473     12,861    14,186    13,566
Federal Income Tax....   (5,130)   (4,202)    (4,180)   (4,844)   (4,598)
                       --------  --------   --------  --------   -------
Net Income............ $ 10,054  $  8,271   $  8,681  $  9,342   $ 8,968
                       ========  ========   ========  ========   =======

Per Common Share:(3)
  Fully-diluted
    earnings..........    $1.14     $0.90      $0.88     $0.94     $0.91
  Dividends...........     0.48      0.42       0.41      0.38(4)   0.72(2)(4)
  Equity..............    11.69     11.05      10.08      9.88      9.22
  Weighted average
    shares
    outstanding.......8,853,652 9,193,661  9,875,705 9,919,413 9,860,291
-------------
(1) Prior year numbers are restated to reflect the merger of Bellingham Bancorporation effective June 19, 1999.
(2)  Includes a special cash dividend of $0.35 declared January 28, 1998.
(3)  Restated for 15% stock dividend effective May 11, 2001.
(4) Prior year numbers based on shares outstanding prior to merger for each respective year.

Key Operating Ratios:
--------------------
    The table below sets forth certain performance ratios of the Bank for the periods indicated. These ratios are calculated based on month end balances.

                                                        At and for the
                                                      Year Ended March 31,
                                                     ---------------------
                                                     2002     2001    2000
                                                     ----     ----    ----

Return on average assets (net income divided by
  average total assets)............................  1.35%    1.14%   1.26%

Return on average equity (net income divided by
  average equity).................................. 10.14     8.58    9.02

Dividend payout ratio (dividends declared per share
  divided by fully-diluted earnings per share)..... 42.11    46.38   46.53

Equity to assets ratio (average equity divided by
  average total assets)............................ 13.29    13.43   13.92

Interest rate spread (difference between average
  yield on interest-earning assets and average
  cost of interest bearing liabilities)............  3.36     2.89    3.14

Net yield on earning assets (net interest income as
  a percentage of average interest earning assets).  3.78     3.42    3.65

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

     The executive officers of the Corporation and the Bank are as follows:

Name                 Age                 Position
-------------------  ---  ---------------------------------------------------

V. Lawrence Evans    55   Chairman of the Board, Chief Executive Officer and
                          President of the Corporation; and Chairman of the Board and Chief Executive Officer of the Bank (1)

Dennis C. Joines     52   President, Chief Operating Officer and director of
                          the Bank; Executive Vice President and director of the Corporation

Richard P. Jacobson  39   Vice President and Secretary of the Corporation and
                          Executive Vice President and Secretary of the Bank

A.R. (Gus) Ayala     52   Senior Vice President of the Bank

Karla C. Lewis       55   Senior Vice President of the Bank

Kelli J. Holz        33   Vice President of the Corporation and the Bank

Karen A. LePage      61   Vice President of the Corporation and the Bank

                     (footnotes on following page)

-------------
(1) Effective April 23, 2002, Dennis C. Joines, was named President and Chief Operating Officer of Horizon Bank. V. Lawrence Evans, who has served as President of Horizon Bank since 1990 will continue to serve as Chairman of the Board and Chief Executive Officer of Horizon Bank and Chairman of the Board, President and Chief Executive Officer of Horizon Financial Corp.

     The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Bank during at least the past five years:

     V. LAWRENCE EVANS joined the Bank in 1972 and served as the Bank's Executive Vice President from 1983 to 1990. Mr. Evans served as President of the Bank from May 14, 1990 to April 23, 2002. He has served as Chief Executive Officer of the Bank since March 26, 1991 and as Chairman of the Bank's Board of Directors since July 1997. Mr. Evans also serves as Chairman of the Board, President and Chief Executive Officer of the Corporation.

     DENNIS C. JOINES became President and Chief Operating Officer of the Bank on April 23, 2002 and a director of the Corporation and the Bank on April 23, 2002. He joined the Bank following an extensive career in the Pacific Northwest banking industry for over 30 years. Most recently, Mr. Joines was Senior Vice President/National Small Business and SBA Manager for Washington Mutual Bank from 2001 to 2002. Prior to that time, he served in a variety of key roles at KeyBank from 1993 to 2001.

     RICHARD P. JACOBSON has worked for the Bank for 15 years and was appointed Vice President/Finance and Corporate Secretary in December 1994. In March 1998, Mr. Jacobson was appointed Senior Vice President of the Bank. In March 2000, he was appointed Executive Vice President of the Bank.

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

     KELLI J. HOLZ, CPA, joined the Bank in 1988. From 1991 to 1998 she was the Manager of the Internal Audit Department. In March 1998, she was appointed Vice President and is currently the Controller of the Bank.

     KAREN A. LEPAGE has been employed by the Bank since 1958. In December 1985, she was promoted to Vice President.

Item 11.  Executive Compensation
--------------------------------

     Information regarding management compensation and transactions with management and others is incorporated by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

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


     Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Corporation's equity compensation plans as of March 31, 2002.


                                                                            (c)
                                                                    Number of securities
                                      (a)             (b)           remaining available
                           Number of securities  Weighted-average   for future issuance
                            to be issued upon     exercise price        under equity
                               exercise of        of outstanding     compensation plans
                           outstanding options,  options, warrants  (excluding securities
Plan category              warrants and rights      and rights      reflected in column (a))
-------------------------  -------------------   -----------------  ------------------------

Equity compensation
plans approved by
security holders:
  Option plan.............        469,413           $9.36                  20,683

Equity compensation
plans not approved by
security holders..........             --             --                      --


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

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a) (1)   Financial Statements.
          --------------------

          Independent Auditor's Report*
          Consolidated Statement of Financial Position, March 31, 2002
            and 2001*
          Consolidated Statement of Income for the years ended March 31,
            2002, 2001 and 2000*
          Consolidated Statement of Stockholders' Equity  for the years ended March 31,2002, 2001 and 2000*
          Consolidated Statement of Cash Flows for the years ended March
            31,2002, 2001 and 2000*

          Notes to Consolidated Financial Statements*

          -----------
          * Contained in the Corporation's Proxy Statement and incorporated herein by reference.

      (2) All required financial statement schedules are included in the Notes to Consolidated Financial Statements contained in the Corporation's Proxy Statement.

(b) No current reports on Form 8-K were filed by the Corporation during the three months ended March 31, 2002.

(c)   Exhibits
            (3.1) Articles of Incorporation of Horizon Financial, Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 13,
                    1995)
            (3.2) Bylaws of Horizon Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
            (10.1) Amended and Restated Employment Agreement with V. Lawrence Evans (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March
                    31, 1996)
            (10.2) Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
            (10.3) 1986 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
            (10.4)  1995 Stock Option Plan (incorporated by reference to
                    Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
            (10.5) Bank of Bellingham 1993 Employee Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 33-88571))
            (10.6)  Severance Agreement with Dennis C. Joines
            (21)    Subsidiaries of the Registrant
            (23)    Consent of Auditors

                               SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HORIZON FINANCIAL CORP.

 Date:  June 21, 2002                       By: /s/ V. Lawrence Evans
                                            ----------------------------
                                            V. Lawrence Evans
                                            Chairman of the Board, Chief
                                            Executive Officer, and President
                                            (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/V. Lawrence Evans                    By: /s/Robert C. Diehl
    ---------------------------------           -----------------------------
    V. Lawrence Evans                           Robert C. Diehl
    Chairman of the Board, Chief                Director
    Executive Officer, and President

    Date:  June 21, 2002                        Date:  June 21, 2002

By: /s/Richard P. Jacobson                   By: /s/Fred R. Miller
    --------------------------------            -----------------------------
    Richard P. Jacobson                         Fred R. Miller
    Principal Financial Officer                 Director

    Date:  June 21, 2002                        Date:  June 21, 2002


By: /s/Dennis C. Joines                     By: /s/ James A. Strengholt
    --------------------------------            -----------------------------
    Dennis C. Joines                            James A. Strengholt
    President, Chief Operating                  Director
    Officer and Director of Horizon
    Bank, and Executive Vice
    President and Director of
    Horizon Financial Corp.

    Date:  June 21, 2002                        Date:  June 21, 2002


By: /s/Kelli J. Holz                        By: /s/Frank G. Uhrig
    --------------------------------            -----------------------------
    Kelli J. Holz                               Frank G. Uhrig
    Principal Accounting Officer                Director

    Date:  June 21, 2002                        Date:  June 21, 2002

By: /s/ Richard R. Haggen                   By: /s/Gary E. Goodman
    -------------------------                   -------------------------
    Richard R. Haggen                           Gary E. Goodman
    Director                                    Director

    Date:  June 21, 2002                        Date:  June 21, 2002


By: /s/ Robert C. Tauscher
    -------------------------
    Robert C. Tauscher
    Director

    Date:  June 21, 2002

                                 Exhibit 10.6

                   Severance Agreement with Dennis C. Joines

                  CHANGE OF CONTROL /SEVERANCE AGREEMENT
                  --------------------------------------

     THIS CHANGE OF CONTROL/ SEVERANCE AGREEMENT (the "Agreement") is made and entered into as of this 23rd day of April, 2002 (the "Commencement Date"), by and between HORIZON BANK, a savings bank chartered under the laws of the State of Washington (the "Bank"), and Dennis C. Joines (the "Executive").

     WHEREAS, the Executive is currently serving as President and Chief Operating Officer; and has agreed to continue to serve in the employ of the Bank; and

     WHEREAS, the Board of Directors of the Bank recognizes the substantial contribution the Executive has made to the Bank and wishes to provide Executive with certain benefits for the period provided in this Agreement in the event of a change of control (as defined herein) of the Bank or of its holding company, Horizon Financial Corp. (the "Holding Company");

     NOW, THEREFORE, in consideration of the foregoing and of the respective covenants and agreements of the parties herein, the parties hereto agree as follows:

     1.  Certain Definitions.
         -------------------

            (a) The term "Change of Control" means: (i) an event of a nature that would be required to be reported in response to Item 1(a) of the current report on Form 8-K, as in effect on the date hereof, pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act");
(ii) any "person," as such term is used in Sections 13(d) and 14(d) of the Exchange Act, other than the Holding Company, any Consolidated Subsidiaries (as hereinafter defined), is or becomes the beneficial owner (as defined in Rule 13d-3 under the Exchange Act) directly or indirectly of securities of the Bank or the Holding Company representing 25% or more of the combined voting power of the Bank's or Holding Company's outstanding securities; (iii) individuals who are members of the Board of Directors of the Holding Company (the "Board") on the Commencement Date (the "Incumbent Board") cease for any reason to constitute at least a majority thereof, provided that any person becoming a director subsequent to the Commencement Date whose election was approved by a vote of at least three-quarters of the directors comprising the Incumbent Board or whose nomination for election by the Holding Company's stockholders was approved by the nominating committee serving under an Incumbent Board or who was appointed as a result of a change at the direction of the Federal Reserve Board or the Federal Deposit Insurance Corporation ("FDIC"), shall be considered a member of the Incumbent Board; (iv) the stockholders of the Holding Company approve a merger, consolidation or acquisition of the Holding Company or the Bank, with or by any other corporation or entity, other than (1) a merger, consolidation or acquisition which would result in the voting securities of the Holding Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Holding Company or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Holding Company or the Bank (or similar transaction) in which no person (as hereinabove defined) acquires more than 25% of the combined voting power of the Holding Company's then outstanding securities; or (v) the stockholders of the Holding Company approve a plan of complete liquidation of the Holding Company or the Bank or an agreement for the sale or disposition by the Holding Company of all or substantially all of the Holding Company's or the

Bank's assets (or any transaction having a similar effect); provided that the term "Change of Control" shall not include an acquisition of securities by an employee benefit plan of the Bank or the Holding Company or a change in the composition of the Board at the direction of the Federal Reserve Board or the FDIC. Upon a Change of Control, the provisions hereof shall become immediately operative.

            (b) The term "Consolidated Subsidiaries" means any subsidiary or subsidiaries of the Holding Company that are part of the affiliated group (as defined in Section 1504 of the Internal Revenue Code of 1986, as amended (the "Code"), without regard to subsection (b) thereof) that includes the Bank.

            (c) The term "Good Reason" means the occurrence, without the Executive's express written consent, of a material diminution of or interference with the Executive's duties, responsibilities or benefits, including (without limitation) any of the following circumstances:

            (i) a requirement that the Executive be based at any location not within 30 miles of the Executive's then existing job location, providing that such new location is not closer to Executive's home;
            (ii) a material demotion, or loss of title or loss of significant authority of the Executive;
            (iii) a reduction in the Executive's salary or a material adverse change in the Executive's perquisites, benefits or vacation, other than as part of an overall program applied uniformly and with equitable effect to all members of the senior management of the Bank;
            (iv) a successor bank or company fails or refuses to assume the Bank's obligations under this Agreement, as required in
                  Section 4(a) hereof; or
            (v) any purported termination of the Executive's employment, except for Termination for Cause that is not effected pursuant to a Notice of Termination satisfying the requirements of Section 6 hereof (and, if applicable, the requirements of Section 1(d) hereof), which termination shall not be effective for purposes of this Agreement.

            (d) The term "Termination for Cause" means termination of the employment of the Executive because of the Executive's personal dishonesty, incompetence, willful misconduct, breach of a fiduciary duty involving personal profit, intentional failure to perform stated duties, insubordination, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement or any other agreement between Executive and the Bank or the Holding Company. The Executive shall not be entitled to any payment or benefit hereunder in the event a termination occurs by reason of a voluntary retirement, voluntary termination other than for reasons specified in Section 1(c) hereof, disability, or Termination for Cause.

     2.  Term of the Agreement.
         ---------------------

            (a) The term of this Agreement shall be a period of thirty-six calendar months beginning on the Commencement Date. Commencing on the first anniversary date of this Agreement and continuing on each anniversary thereafter, the term of the Agreement shall be extended for a period of one year in addition to the remaining term, unless either party elects not to extend this Agreement further by giving written notice thereof to the other party, subject to earlier termination, as provided herein.

            (b) Nothing in this Agreement shall be deemed to prohibit the Bank at any time from terminating the Executive's employment during the term of this Agreement with or without notice for any reason; provided, however, that the relative rights and obligations of the Bank and the Executive in the event of any such termination shall be determined under this Agreement.

     3.  Severance Benefits.
         ------------------

            (a) If after a Change of Control, the Bank shall terminate the Executive's employment other than Termination for Cause, or the Executive shall terminate employment with the Bank for Good Reason within twelve (12) months following a Change of Control, the Bank shall: (i) pay the Executive (or in the event of Executive's subsequent death, Executive's beneficiary or estate, as the case may be), as severance pay, a sum equal to 2.99 times Executive's annual compensation. For purposes of this Agreement, "annual compensation" shall mean all wages, salary, bonus, and other compensation, if any, paid by the Bank as consideration for the Executive's services during the twelve (12) month period ending on the last day of the month preceding the effective date of a Change of Control which is or would be includable in the gross income of the Executive receiving the same for federal income tax purposes. Such amount shall be paid to Executive in a lump sum no later than sixty (60) days after the date of Executive's termination; and (ii) cause to be continued for twelve (12) months after the effective date of a Change of Control, life, medical, dental, and disability coverage substantially identical to the coverage maintained by the Bank or the Holding Company for the Executive prior to the effective date of a Change of Control, except to the extent such coverage may be changed in its application to all Bank or Holding Company employees on a nondiscriminatory basis.

            (b) Notwithstanding the provisions of Section 3(a) above, if a payment to the Executive who is a "disqualified individual" shall be in an amount which includes an "excess parachute payment," the payment hereunder to the Executive shall be reduced to the maximum amount which does not include an "excess parachute payment." The terms "disqualified individual" and "excess parachute payment" shall have the meaning defined in Section 280G of the Code.

            (c) The Executive shall not be required to mitigate the amount of any payment or benefit provided for in Section 3(a) of this Agreement by seeking other employment or otherwise, nor shall the amount of any payment or benefit provided for in Section 3(a) of this Agreement be reduced by any compensation earned or benefit received by the Executive as the result of
employment by another employer.   This Agreement shall not be construed as a
contract of employment or as providing the Executive any right to be retained in the employ of the Holding Company or the Bank or any affiliate thereof.

     4.  Assignment.
         ----------

            (a) This Agreement is personal to each of the parties hereto, and neither party may assign or delegate any of its rights or obligations hereunder without first obtaining the written consent of the other party; provided, however, that the Bank shall require any successor or assignee of (whether direct or indirect, by purchase, merger, consolidation, operation of law or otherwise) to all or substantially all of the business and/or assets of the Bank, to expressly assume and agree to perform the Bank's obligations under this Agreement.

            (b) This Agreement shall be binding upon and inure to the benefit of the Executive, Bank, and Holding Company, and their respective successors and assigns.

     5.   Required Regulatory Provisions.
          ------------------------------

     Any payments made to Executive pursuant to this agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C. Section 1828(k) and any rules and regulations promulgated thereunder, including 12 C.F.R. Part 359.

     6.  Delivery of Notices.
         -------------------

     For the purposes of this Agreement, all notices and other communications to any party hereto shall be in writing and shall be deemed to have been duly given when delivered or sent by certified mail, return receipt requested, postage prepaid, to the party's address identified herein. Any purported termination by the Bank or the Executive in connection with a Change of Control shall be communicated by a Notice of Termination to the other party. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which indicates the specific termination provision in this Agreement and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for the termination of Executive's employment under the provision so indicated.

     7.  Amendments.
         ----------

     No amendments or additions to this Agreement shall be binding unless in writing and signed by both parties, except as herein otherwise provided.

     8.  Headings.
         --------

     The headings used in this Agreement are included solely for convenience and shall not affect, or be used in connection with, the interpretation of this Agreement.

     9.  Severability.
         ------------

     The provisions of this Agreement shall be deemed severable and the invalidity or unenforceability of any provision shall not affect the validity or enforceability of the other provisions hereof.

     10.  Governing Law.
          -------------

     This Agreement shall be governed by the laws of the State of Washington.

     11.  Arbitration.
          -----------

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by binding arbitration, conducted before a panel of three arbitrators in a location selected by the Executive within 50 miles of the location of the Bank, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrators' award in any court having jurisdiction.

     12.  Reimbursement of Fees.
          ---------------------

     All reasonable legal fees and expenses paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Bank if Executive is successful on the merits pursuant to an arbitration award or legal judgment.

     IN WITNESS WHEREOF, the parties have executed this Agreement as of the day and year first above written.

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:                              HORIZON BANK

/s/Barbara Brown                     /s/V. Lawrence Evans
-------------------------------      ------------------------------------

                                     By: V. Lawrence Evans
                                        ---------------------------------

                                     Its: Chairman
                                         --------------------------------

                                     Address: 1500 Cornwall Avenue
                                             ----------------------------
                                              Bellingham, WA 98225
                                             ----------------------------

                                     EXECUTIVE

                                     /s/Dennis C. Joines
                                     ------------------------------------

                                     Address: 1500 Cornwall Avenue
                                             ----------------------------
                                              Bellingham, WA 98225
                                             ----------------------------

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

                               Exhibit 23

                          Consent of Auditors

                    CONSENT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Horizon Financial Corp.

We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-99780) of Horizon Financial Corp. pertaining to the 1986 Stock Option and Incentive Plan, and the 1995 Stock Option Plan; and the Registration Statement on Form S-8 (No. 333-88571) pertaining to the Bank of Bellingham 1993 Employee Stock Option Plan; of our report dated April 22, 2002, appearing in the 2002 proxy statement of Horizon Financial Corp., which is incorporated by reference in Horizon Financial Corp.'s Annual Report on Form 10-K for the year ended March 31, 2002.


/s/Moss-Adams LLP


Bellingham, Washington
June 21, 2002