Form 10-Q
period 2002-06-30
HORIZON FINANCIAL CORP
filed 2002-08-14
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                For the quarterly period ended June 30, 2002
                                               -------------

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

        For the transition period from                to
                                       -------------     -------------

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

                                  YES   X   NO
                                       ---

      As of June 30, 2002, 10,690,871 common shares, as restated for the 25% stock split declared June 25, 2002, $1.00 par value, were outstanding.

                               HORIZON FINANCIAL CORP.

INDEX                                                              PAGE
-----                                                              ----

PART I      FINANCIAL INFORMATION

Item 1      Financial Statements (Unaudited)

              Independent Accountant's Report                       3

              Consolidated Statements of Financial Condition        4

              Consolidated Statements of Income                     5

              Consolidated Statements of Stockholders' Equity       6

              Consolidated Statements of Cash Flows                 7

              Notes to Consolidated Financial Statements            8

Item 2      Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   9-14

Item 3      Quantitative and Qualitative Disclosures About
              Market Risk                                          14

PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                      15

Item 2      Changes in Securities                                  15

Item 3      Defaults Upon Senior Securities                        15

Item 4      Submission of Matters to a Vote of Security Holders    15

Item 5      Other Information                                      15

Item 6      Exhibits and Reports on Form 8-K                       15

            SIGNATURES

                      INDEPENDENT ACCOUNTANT'S REPORT

Board of Directors and Stockholders'
Horizon Financial Corp.

We have reviewed the accompanying consolidated statements financial condition of Horizon Financial Corporation and subsidiaries as of June 30, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the three months ended June 30, 2002 and 2001. These financial statements are the responsibility of the company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated statement of financial condition of Horizon Financial Corporation and subsidiaries as of March 31, 2002, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended (which is not presented herein), and in our report dated April 22, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated statement of financial condition as of March 31, 2002, is fairly presented, in all material respects, in relation to the consolidated statement of financial condition from which it has been derived.

/s/ Moss Adams LLP

Bellingham, Washington
August 1, 2002

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

                           HORIZON FINANCIAL CORP.
                Consolidated Statements of Financial Condition

                                     ASSETS
                                                June 30,        March 31,
                                                  2002            2002
                                              (unaudited)
                                             --------------  --------------
Cash and cash equivalents                    $   13,522,514  $   14,187,040
Interest-bearing deposits                        65,171,000      69,775,000
Investment securities
  Available-for-sale                             66,483,803      46,373,554
  Held-to-maturity                                  369,178         369,140
Mortgage-backed securities
  Available-for-sale                             32,392,103      29,987,703
  Held-to-maturity                                3,886,290       4,410,204
Federal Home Loan Bank Stock                      6,335,600       6,243,300
Loans receivable                                558,482,875     568,303,481
Loans held for sale                               2,091,520       3,295,900
Accrued interest and dividends receivable         4,573,106       4,495,360
Bank premises and equipment, net                 15,391,411      15,195,049
Real estate owned                                   -               289,429
Other assets                                     14,137,647       9,137,746
                                             --------------  --------------
TOTAL ASSETS                                 $  782,837,047  $  772,062,906
                                             ==============  ==============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                     $  638,013,229  $  628,782,470
Accounts payable and other liabilities            7,840,026       7,955,100
Other borrowed funds                             28,801,187      29,120,729
Advances by borrowers for taxes and insurance       398,793       1,439,124
Income tax currently payable                      1,714,540         513,509
Net deferred income tax liabilities               2,503,346       2,071,613
Deferred compensation                             1,603,270       1,580,770
                                             --------------  --------------
      Total liabilities                         680,874,391     671,463,315
                                             --------------  --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value,
    10,000,000 shares authorized; none
    issued or outstanding                           -              -
  Common stock, $1 par value, 30,000,000
    shares authorized; 10,690,871 and
    8,607,117 issued and outstanding,
    respectively                                 10,690,871       8,607,117
  Additional paid-in capital                     57,883,797      60,428,238
  Retained earnings                              28,686,619      27,700,939
  Unearned ESOP shares                             (288,413)       (288,413)
  Accumulated other comprehensive income          4,989,782       4,151,710
                                             --------------  --------------
      Total stockholders' equity                101,962,656     100,599,591
                                             --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  782,837,047  $  772,062,906
                                             ==============  ==============

                      (See Notes to Financial Statements)

                          HORIZON FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      3  months ended
                                                          June 30,
                                                      2002           2001
                                               --------------  --------------
INTEREST INCOME
  Interest on loans                            $   11,072,655  $   12,452,158
  Investment and mortgage-backed securities         1,445,794       1,574,247
                                               --------------  --------------
    Total interest income                          12,518,449      14,026,405
                                               --------------  --------------
INTEREST EXPENSE
  Interest on deposits                              4,957,306       7,391,990
  Interest on other borrowings                        361,078         360,892
                                               --------------  --------------
    Total interest expense                          5,318,384       7,752,882
                                               --------------  --------------
    Net interest income                             7,200,065       6,273,523

PROVISION FOR LOAN LOSSES                             300,000         160,000
                                               --------------  --------------
    Net interest income after provision for
      loan losses                                   6,900,065       6,113,523
                                               --------------  --------------
NONINTEREST INCOME
  Service fees                                        556,628         592,470
  Other                                               431,769         148,225
  Net gain (loss) on sales of loans - servicing
    released                                          404,852         302,656
  Net gain (loss) on sales of loans - servicing
    retained                                           63,539        (302,692)
  Net gain on sale of investment securities            62,222         118,935
                                               --------------  --------------
    Total noninterest income                        1,519,010         859,594
                                               --------------  --------------
NONINTEREST EXPENSE
  Compensation and employee benefits                2,244,358       1,878,811
  Building occupancy                                  589,527         576,917
  Other expenses                                      867,907         662,994
  Data processing                                     247,626         234,649
  Advertising                                         214,372         174,585
                                               --------------  --------------
    Total noninterest expense                       4,163,790       3,527,956
                                               --------------  --------------

INCOME BEFORE PROVISION FOR INCOME TAX              4,255,285       3,445,161

PROVISION FOR INCOME TAX                            1,401,031       1,166,076
                                               --------------  --------------
NET INCOME                                     $    2,854,254   $   2,279,085
                                               ==============  ==============
BASIC EARNINGS PER SHARE                       $          .27   $         .21*
                                               ==============  ==============
DILUTED EARNINGS PER SHARE                     $          .26   $         .20*
                                               ==============  ==============

*Restated for 25% stock split declared June 25, 2002.

                       (See Notes to Financial Statements)
5


                                                          HORIZON FINANCIAL CORP.
                                              Consolidated Statements of Stockholders' Equity
                                                  3 Months Ended June 30, 2002 and 2001
                                                               (unaudited)

                               Common Stock
                            ----------------------   Additional                  Unearned         Other
                            Number of                  Paid-In       Retained      ESOP       Comprehensive
                             Shares      At Par        Capital       Earnings     Shares       Income (Loss)
                            ---------  -----------   -----------   -----------   ---------     -------------

BALANCE, March 31, 2001     8,861,238  $ 8,861,238   $62,380,016   $23,046,017   $(360,517)    $3,982,603

Comprehensive income
 Net income                         -            -             -     2,279,085           -              -
 Other comprehensive income
  Change in unrealized gains
   on available-for-sale
   securities, net of taxes
   of $(30,389)                     -            -             -             -           -        (58,990)
  Total other comprehensive
    income                          -            -             -             -           -              -
 Comprehensive income               -            -             -             -           -              -
Unearned ESOP shares                -            -             -             -           -              -
Cash dividends on common stock
 at $.12 per share                  -            -             -    (1,061,302)          -              -
15% stock dividend adjustment     424          424         4,251        (4,675)          -              -
Stock options exercised         4,724        4,724        32,891             -           -              -
Treasury stock purchased            -            -             -             -           -              -
Retirement of treasury stock  (22,200)     (22,200)     (164,546)      (60,380)          -              -
                            ---------   ----------   -----------   -----------   ---------     ----------
BALANCE, June 30, 2001      8,844,186   $8,844,186   $62,252,612   $24,198,745   $(360,517)    $3,923,613
                            =========   ==========   ===========   ===========   =========     ==========

BALANCE, March 31, 2002     8,607,117   $8,607,117   $60,428,238   $27,700,939   $(288,413)    $4,151,710
Comprehensive income
 Net income                         -            -             -     2,854,254           -              -
 Other comprehensive income
  Change in unrealized gains
   on available-for-sale
   securities, net of taxes
   of $431,734                      -            -             -             -            -       838,072
  Total other comprehensive
   income                           -            -             -             -            -             -
 Comprehensive income               -            -             -             -            -             -
Cash dividends on common stock
 at $.11 per share                  -            -             -    (1,176,845)           -             -
25% stock split             2,138,174    2,138,174    (2,138,174)            -            -             -
Stock options exercised        56,960       56,960       373,662             -            -             -
Dividend reinvestment plan      8,420        8,420       108,028             -            -             -
Treasury stock purchased            -            -             -             -            -             -
Retirement of treasury stock (119,800)    (119,800)     (887,957)     (691,729)           -             -
                           ----------  -----------   -----------   -----------    ---------    ----------
BALANCE, June 30, 2002     10,690,871  $10,690,871   $57,883,797   $28,686,619    $(288,413)   $4,989,782
                           ==========  ===========   ===========   ===========    =========    ==========


                                Treasury                       Total
                                 Stock      Stockholders'  Comprehensive
                                at Cost        Equity         Income
                                --------   -------------   ------------

BALANCE, March 31, 2001        $       -   $ 97,909,357
Comprehensive income
 Net income                            -      2,279,085    $ 2,279,085
 Other comprehensive income
  Change in unrealized gains
   on available-for-sale
   securities, net of taxes
   of $(30,389)                        -        (58,990)       (58,990)
                                                           -----------
  Total other comprehensive
    income                             -              -        (58,990)
                                                           -----------
 Comprehensive income                  -              -    $ 2,220,095
                                                           ===========
Unearned ESOP shares                   -              -
Cash dividends on common stock
 at $.12 per share                     -     (1,061,302)
15% stock dividend adjustment          -              -
Stock options exercised                -         37,615
Treasury stock purchased        (247,126)      (247,126)
Retirement of treasury stock     247,126              -
                             -----------   ------------
BALANCE, June 30, 2001       $         -   $ 98,858,639
                             ===========   ============

BALANCE, March 31, 2002      $         -   $100,599,591
Comprehensive income
 Net income                            -      2,854,254    $ 2,854,254
 Other comprehensive income
  Change in unrealized gains
   on available-for-sale
   securities, net of taxes
   of $431,734                         -        838,072        838,072
                                                           -----------
  Total other comprehensive
   income                              -              -        838,072
                                                           -----------
 Comprehensive income                  -              -    $ 3,692,326
                                                           ===========
Cash dividends on common stock
 at $.11 per share                     -     (1,176,845)
25% stock split                        -              -
Stock options exercised                -        430,622
Dividend reinvestment plan             -        116,448
Treasury stock purchased      (1,699,486)    (1,699,486)
Retirement of treasury stock   1,699,486              -
                             -----------   ------------
BALANCE, June 30, 2002       $         -   $101,962,656
                             ===========   ============

                                       (See Notes to Financial Statements)


                         HORIZON FINANCIAL CORP.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                                        3 Months Ended
                                                           June 30,
                                                       2002          2001
                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $ 2,854,254    $ 2,279,085
Adjustments to reconcile net income to net
cash provided by operating activities
  Depreciation and amortization                       282,842        459,623
  Stock dividends   Federal Home Loan Bank stock      (92,300)       (93,400)
  Provision for loan losses                           300,000        160,000
Changes in assets and liabilities
  Interest and dividends receivable                   (77,746)        28,816
  Interest payable                                    (25,152)       (27,879)
  Net change in loans held for sale                 1,204,380       (650,415)
  Federal income tax (receivable) payable           1,201,031      1,166,076
  Other assets                                     (4,999,901)       (80,490)
  Other liabilities                                (1,250,760)      (467,801)
                                                  -----------    -----------
    Net cash flows from operating activities         (603,352)     2,773,615
                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in interest-bearing deposits, net      4,604,000    (45,555,000)
  Purchases of investment securities - available-
    for-sale                                      (19,200,995)    (1,000,000)
  Proceeds from sales and maturities of
    investment securities - available-for-sale        -              468,218
  Purchases of mortgage-backed securities -
    available-for-sale                             (5,511,034)       -
  Proceeds from maturities of mortgage-backed
    securities - available-for-sale                 3,467,146     19,371,605
  Proceeds from maturities of mortgage-backed
    securities - held-to-maturity                     523,914        467,057
  Purchase of Federal Home Loan Bank stock            -              -
  Net change in loans                               9,495,891     17,507,000
  Purchases of bank premises and equipment           (454,489)       (88,590)
  Net change in other real estate owned               289,429        -
                                                  -----------    -----------
    Net cash flows from investing activities       (6,786,138)    (8,829,710)
                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                            9,230,759      7,829,261
  Advances from other borrowed funds                  -              -
  Repayments of other borrowed funds                 (319,542)       -
  Common stock issued, net                            547,070       (144,456)
  Cash dividends paid                              (1,033,837)      (924,650)
  Treasury stock purchased                         (1,699,486)      (247,126)
                                                  -----------    -----------
    Net cash flows from financing activities        6,724,964      6,513,029
                                                  -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS              (664,526)       456,934
CASH AND CASH EQUIVALENTS, beginning of period     14,187,040     11,947,606
                                                  -----------    -----------
CASH AND CASH EQUIVALENTS, end of period          $13,522,514    $12,404,540
                                                  ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest        $ 5,356,972    $ 7,780,761
                                                  ===========    ===========
  Cash paid during the period for income tax      $   200,000    $   -
                                                  ===========    ===========
              (See Notes to Financial Statements)

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED JUNE 30, 2002
                                   (unaudited)

NOTE A - Basis of Presentation
------------------------------

     The consolidated financial statements for the three months ended June 30, 2002, include the accounts of Horizon Financial Corp. (the Corporation), Horizon Bank (the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

     The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. annual report for the year ended March 31, 2002.

NOTE B - Reclassification
-------------------------

     Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.

NOTE C - Net Income Per Share
-----------------------------

     Basic earnings per share for the three months ended June 30, 2002 and 2001 are calculated on the basis of 10,742,299 and 11,071,587 weighted average shares outstanding. Diluted earnings per share for the three months ended June 30, 2002 and 2001 are calculated on the basis of 10,915,843 and 11,187,119 weighted average share outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options and warrants under the treasury stock method. All numbers have been restated to reflect the 25% stock split declared June 25, 2002.

Item 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion is intended to assist in understanding the financial condition and results of operations of the Corporation and its subsidiary. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes contained herein.

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

General
-------

     Horizon Financial was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank, effective October 13, 1995. Effective June 19, 1999 the Corporation completed the acquisition of Bellingham Bancorporation, whose wholly-owned subsidiary, Bank of Bellingham, was merged with and into Horizon Bank. At June 30, 2002, the Corporation had total assets of $782.8 million, total deposits of $638.0 million and total equity of $101.9 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth herein, including the consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

     The Bank's operations are conducted through 15 full-service office facilities, located in Whatcom, Skagit and Snohomish counties in Northwest Washington. The acquisition of Bellingham Bancorporation increased Horizon Financial's and Horizon Bank's presence in Whatcom County. During fiscal 2000, the Bank opened an additional office in Whatcom County, located in the Barkley Village area of Bellingham, in the northeast portion of the city. In addition to serving the growing population in this area, this serves as an operation center to support additional growth for the

Corporation. The Bank also completed construction of a new office building at Murphy's Corner near Mill Creek, which replaced the Bank's leased location in that area. During fiscal 2000, the Bank purchased a bank site in Marysville, which will provide potential additional growth opportunities. In Fiscal 2002, the Bank acquired a bank site in Lynnwood, Washington. The Bank is currently working on remodeling and upgrading this building, and anticipates opening for business in the fall of 2002.

     At its October 24, 2000 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 1,121,250 shares, as restated) of the Corporation's outstanding Common Stock over a 24 month period. During the quarter ended June 30, 2002, the Corporation repurchased 149,750 shares of its Common Stock, as restated, compared to the repurchase of 27,750 of Common Stock, as restated, during the quarter ended June 30, 2001. In total, the Corporation had repurchased 704,159 shares, as restated, under this plan, as of June 30, 2002.

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

     The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings.

     Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank's profitability is also affected by the level of other income and expenses. Other income includes income associated with the origination and sale of mortgage loans, loan servicing fees and net gains and losses on sales of interest-earning assets. Other expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation and regulation and monetary and fiscal policies.

     The Bank's business strategy is to operate as a well-capitalized, profitable and independent community bank, dedicated to commercial lending, home mortgage lending, consumer lending, small business lending and providing quality financial services to local personal and business customers. The Bank has sought to implement this strategy by: (i) focusing on commercial banking opportunities; (ii) continued efforts towards the origination of residential mortgage loans, including one- to- four family residential construction loans;
(iii) providing high quality, personalized financial services to individuals and business customers and communities served by its branch network; (iv) selling fixed rate mortgages to the secondary market; (v) focusing on asset quality; (vi) containing operating expenses; and (vii) maintaining capital in excess of regulatory requirements combined with prudent growth.

Financial Condition
-------------------

     Total consolidated assets for the Corporation as of June 30, 2002, were $782,837,047, a slight increase from the March 31, 2002, level of $772,062,906. This increase in assets was due primarily to the growth in available for sale investment securities, which increased 43.37% to $66,483,803 from $46,373,554 at March 31, 2002.

     Total liabilities also increased slightly to $680,874,391 at June 30,
2002, from $671,463,315 at March 31, 2002.    This increase in liabilities was
due in large part to the growth in deposits, which increased 1.47% to $638,013,229 from $628,782,470 at March 31, 2002.

     Shareholder equity at June 30, 2002 increased 1.35% to $101,962,656 from $100,599,591 at March 31, 2002. This increase was due primarily to the increase in net income of $2,854,254 less dividends paid and shares repurchased. The Corporation remains strong in terms of its capital position, with a shareholder equity-to-assets ratio of 13.02% at June 30, 2002, compared to 13.03% at March 31, 2002.

Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At June 30, 2002, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $100,086,574.

     As of June 30, 2002, the total book value of investments and mortgage-backed securities was $160,742,099 compared to a market value of $168,552,838 with an unrealized gain of $7,810,739. As of March 31, 2002 the total book value of investments and mortgage-backed securities was $144,625,129, compared to a market value of $151,111,830 with an unrealized gain of $6,486,701. The Bank foresees no factors that would impair its ability to hold debt securities to maturity.

     The Bank's primary sources of funds are cash flow from operations, which consist primarily of mortgage loan repayments, deposit increases, loan sales, borrowings, and cash received from the maturity or sale of investment securities. The Bank's liquidity fluctuates with the supply of funds and management believes that the current level of liquidity is adequate at this time. If additional liquidity is needed, the Bank's options include, but are not necessarily limited to: 1) Selling additional loans in the secondary market; 2) Entering into reverse repurchase agreements; 3) Borrowing from the FHLB of Seattle; 4) Accepting additional jumbo and/or public funds deposits; or 5) Accessing the discount window of the Federal Reserve Bank of San Francisco.

     Shareholder's equity as of June 30, 2002 was $101,962,656, or 13.02% of assets, compared to $100,599,591, or13.03% of assets at March 31, 2002. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of June 30, 2002 was 20.16%, compared to 20.26% as of March 31, 2002. These figures are well above the well-capitalized minimum of 10% required by the FDIC.

     The Corporation has been in various buy-back programs since August 1996. At its October 24, 2000 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 1,121,250 shares, as restated) of the Corporation's outstanding Common Stock over a 24 month period. During the quarter ended June 30, 2002, the Corporation repurchased 149,750 shares of its common stock at an average price of $11.35 per share, as restated, compared to the repurchase of 27,750 shares of Common Stock at an average price of $8.91 per share, as restated, during the quarter ended June 30, 2001. In total, the Corporation had repurchased 704,159 shares under this plan at an average price of $9.66, as restated, as of June 30, 2002.

     Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock contributes to the overall growth of
shareholder value.   The number of shares of stock that will be repurchased
and the price that will be paid is the result of many factors, several of which are outside of the control of the Corporation. The primary factors, however, are market and economic factors such as the price at which the stock is trading in the market, the number of shares available in the market; the attractiveness of other investment alternatives in terms of the rate of return and risk involved in the investment; the ability to increase the book value and/or earnings per share of the remaining outstanding shares, and the Bank's and the Corporation's liquidity and capital needs and regulatory requirements. Presently, it is management's belief that purchases made under the current Board approved plan will not materially affect the Bank's capital or liquidity position.

                         Comparative Results of Operations
                           For the Three Months Ended
                             June 30, 2002 and 2001

Net Interest Income
-------------------

     Net interest income for the three months ended June 30, 2002, increased 14.77% to $7,200,065 from $6,273,523 in the same time period of the previous year. Interest on loans for the quarter ended June 30, 2002, decreased 11.08% to $11,072,655, from $12,452,158. This decrease was due primarily to the decrease in loans receivable resulting from the sale of mortgage loans in the secondary market. Interest and dividends on investments and mortgage-backed securities decreased 8.16% to 1,445,794, from $1,574,247 for the comparable quarter a year ago. This decrease is due in part to he decline in short term interest rates. Total interest income decreased 10.75% to $12,518,449 from 14,026,405 due to the reasons stated above.

     Total interest paid on deposits decreased 32.94% to $4,957,306 from $7,391,990. This decrease in interest expense is due to an overall decline in interest rates. Interest on borrowings was little changed at $361,078 during the quarter, compared to $360,892 for the comparable period one year ago. During the quarter ended June 30, 2002, the Bank continued to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

Provision for losses on loans
-----------------------------

     Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for known and inherent risks in the loan portfolio, based on management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.

     The provision for loan losses was $300,000 for the quarter ended June 30, 2002 compared to $160,000 for the quarter ended June 30, 2001. This increase resulted from management's ongoing analysis of changes in loan portfolio composition by collateral categories, overall credit quality of the portfolio, peer group analysis, and current economic conditions. The reserve for loan losses was $6,146,517, or 1.10% of loans receivable at June 30, 2002, compared to $5,129,059, or .88% of loans receivable at June 30, 2001. The increased allowance level resulted from continued loan portfolio growth in the higher-risk lending categories of commercial and multi-family construction/ permanent loans and business loans during the period, which comprised $254.5 million, or 45.6% of the portfolio at June 30, 2002, versus $204.7 million, or 35.3% at June 30, 2001. In addition, commercial and multi-family loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. The Bank considers these reserve levels to be appropriate, due to the uncertain regional economic environment. Northwest Washington's economy has been adversely affected by a number of factors, including but not limited to slowdowns in the aerospace, technology, and telecommunications industries. In addition, other local industries have been adversely affected by significantly higher expenses for electricity.

     As of June 30, 2002, there were 9 loans in the Bank's portfolio over 90 days delinquent with balances totaling $450,634, which represented .06% of total assets.

Non Interest Income
-------------------

     Non interest income for the three months ended June 30, 2002, increased 76.71% to $1,519,010 from $859,594 for the same time period a year ago. Service fee income decreased 6.05% to $556,628 from $592,470. The net gain/loss on the sale of loans servicing released showed a gain of $404,852 in the current quarter, compared to $302,656 in the comparable period one year ago. In February of 2001, the Bank began selling many of its new long-term fixed rate mortgages into the secondary market on a servicing released basis. Separately, the net gain/loss on the sale of loans on a servicing retained basis (loans sold from the Bank's portfolio) showed a gain of $63,539 during the quarter, compared to a loss of $302,692 in the comparable period one year ago. When the Bank sells loans, the gains or losses related to the loan balances and the prices received in the secondary market are reflected as non-interest income. When the Bank sells low coupon, long-term fixed rate mortgages to reduce its interest rate risk exposure, the non-interest income portion of the income statement may show a loss, as was the case during the quarter ended June 30, 2001.

     The net gain/loss on sales of investment securities decreased to $62,222 for the quarter ended June 30, 2002 from $118,935 for the comparable period one year ago. These gains in these periods were due primarily to the sale of selected common stocks and mortgage backed securities from the Bank's investment portfolio. Other non-interest income for the quarter increased 191.29% to $431,769 from $148,225. The primary reason for the increase in fiscal 2003 is the recognition of income related to approximately $10.0 million in bank-owned life insurance which was acquired in late March/early April 2002. Also contributing to this increase was the recognition of approximately $40,000 gain on the sale of real estate owned in April 2002.

Non Interest Expense
--------------------

     Non interest expense for the three months ended June 30, 2002, increased 18.02% to $4,163,790 from $3,527,956. Compensation and employee benefits increased 19.46% for the quarter ended June 30, 2002, to $2,244,358 from $1,878,811. The increase in compensation and employee benefits during the quarter ended June 30, 2002 was primarily due to the overall growth in employment at the Bank, including key additions to staff as the Bank continues its efforts to enhance its commercial banking expertise. Building occupancy for the quarter ended June 30, 2002 increased slightly to $589,527 from $576,917. Data processing expenses increased 5.53% to $247,626 from $234,649. This increase over the prior period is attributable to the overall growth of the Bank. Advertising expenses for the quarter ended June 30, 2002 increased 22.79% to $214,372 from $174,585. The increase in fiscal 2003 was due primarily to the bank's additional marketing efforts to communicate its expanded commercial product lines and services, the transition to a new advertising and marketing agency, and the development of a new brand strategy for the Bank. Other non-interest expenses increased 30.91% to $867,907 from $662,994 due to the overall growth of the bank, and various expenses related to the creation and implementation of the Horizon Bank brand.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At June 30, 2002, the Corporation had no off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At June 30, 2002, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2002.

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

            None

Item 5.  Other Information

            None

Item 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             (3.1) Articles of Incorporation of Horizon Financial, Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 13,
                     1995)
             (3.2) Bylaws of Horizon Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
             (10.1) Amended and Restated Employment Agreement with V. Lawrence Evans (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
             (10.2) Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
             (10.3) 1986 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
             (10.4)  1995 Stock Option Plan (incorporated by reference to
                     Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
             (10.5) Bank of Bellingham 1993 Employee Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 33-88571))
             (10.6) Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002)
             (10.7)  Severance Agreement with Richard P. Jacobson
             (10.8)  Severance Agreement with Steven L. Hoekstra
             (15)    Awareness Letter from Accountants

        (b)  Reports on Form 8-K:
             -------------------
             None

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                HORIZON FINANCIAL CORP.



                                By: /s/V. Lawrence Evans
                                    ----------------------------------------
                                    V. Lawrence Evans
                                    President and Chief Executive Officer


                                By: /s/Richard P. Jacobson
                                    ----------------------------------------
                                    Richard P. Jacobson
                                    Chief Financial Officer

                                Dated: August 14, 2002

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                         OF HORIZON FINANCIAL CORP.
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

     * the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     * the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/ V. Lawrence Evans                    /s/ Richard P. Jacobson
---------------------------------        ---------------------------------
V. Lawrence Evans                        Richard P. Jacobson
Chief Executive Officer                  Chief Financial Officer


Dated: August 14, 2002

                              Exhibit 10.7
               Severance Agreement with Richard P. Jacobson

                    CHANGE OF CONTROL /SEVERANCE AGREEMENT


     THIS CHANGE OF CONTROL/ SEVERANCE AGREEMENT (the "Agreement") is made and entered into as of this 16th day of July, 2002 (the "Commencement Date"), by and between HORIZON BANK, a savings bank chartered under the laws of the State of Washington (the "Bank"), and Richard P. Jacobson (the "Executive").

     WHEREAS, the Executive is currently serving as Executive Vice President and Chief Finance Officer; and has agreed to continue to serve in the employ of the Bank; and

     WHEREAS, the Board of Directors of the Bank recognizes the substantial contribution the Executive has made to the Bank and wishes to provide Executive with certain benefits for the period provided in this Agreement in the event of a change of control (as defined herein) of the Bank or of its holding company, Horizon Financial Corp. (the "Holding Company");

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

     3.  Severance Benefits.
         ------------------

          (a) If after a Change of Control, the Bank shall terminate the Executive's employment other than Termination for Cause, or the Executive shall terminate employment with the Bank for Good Reason within twelve (12) months following a Change of Control, the Bank shall: (i) pay the Executive (or in the event of Executive's subsequent death, Executive's beneficiary or estate, as the case may be), as severance pay, a sum equal to 1.99 times Executive's annual compensation. For purposes of this Agreement, "annual compensation" shall mean all wages, salary, bonus, and other compensation, if any, paid by the Bank as consideration for the Executive's services during the twelve (12) month period ending on the last day of the month preceding the effective date of a Change of Control which is or would be includable in the gross income of the Executive receiving the same for federal income tax purposes. Such amount shall be paid to Executive in a lump sum no later than sixty (60) days after the date of Executive's termination; and (ii) cause to be continued for twelve (12) months after the effective date of a Change of Control, life, medical, dental, and disability coverage substantially identical to the coverage maintained by the Bank or the Holding Company for the Executive prior to the effective date of a Change of Control, except to the extent such coverage may be changed in its application to all Bank or Holding Company employees on a nondiscriminatory basis.

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

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:                              HORIZON BANK

/s/Barbara Brown                     /s/V. Lawrence Evans
-------------------------------      ------------------------------------

                                     By: V. Lawrence Evans
                                        ---------------------------------

                                     Its: Chairman
                                         --------------------------------

                                     Address: 1500 Cornwall Avenue
                                             ----------------------------
                                              Bellingham, WA 98225
                                             ----------------------------

                                     EXECUTIVE

                                     /s/Richard P. Jacobson
                                     ------------------------------------

                                     Address: 1500 Cornwall Avenue
                                             ----------------------------
                                              Bellingham, WA 98225
                                             ----------------------------

                              Exhibit 10.8

                Severance Agreement with Steven L. Hoekstra

                       CHANGE OF CONTROL /SEVERANCE AGREEMENT


     THIS CHANGE OF CONTROL/ SEVERANCE AGREEMENT (the "Agreement") is made and entered into as of this 16th day of July, 2002 (the "Commencement Date"), by and between HORIZON BANK, a savings bank chartered under the laws of the State of Washington (the "Bank"), and Steven L. Hoekstra (the "Executive").

     WHEREAS, the Executive is currently serving as Executive Vice President and Commercial Loan Manager, and has agreed to continue to serve in the employ of the Bank; and

     WHEREAS, the Board of Directors of the Bank recognizes the substantial contribution the Executive has made to the Bank and wishes to provide Executive with certain benefits for the period provided in this Agreement in the event of a change of control (as defined herein) of the Bank or of its holding company, Horizon Financial Corp. (the "Holding Company");

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

     3.  Severance Benefits.
         ------------------

          (a) If after a Change of Control, the Bank shall terminate the Executive's employment other than Termination for Cause, or the Executive shall terminate employment with the Bank for Good Reason within twelve (12) months following a Change of Control, the Bank shall: (i) pay the Executive (or in the event of Executive's subsequent death, Executive's beneficiary or estate, as the case may be), as severance pay, a sum equal to 1.99 times Executive's annual compensation. For purposes of this Agreement, "annual compensation" shall mean all wages, salary, bonus, and other compensation, if any, paid by the Bank as consideration for the Executive's services during the twelve (12) month period ending on the last day of the month preceding the effective date of a Change of Control which is or would be includable in the gross income of the Executive receiving the same for federal income tax purposes. Such amount shall be paid to Executive in a lump sum no later than sixty (60) days after the date of Executive's termination; and (ii) cause to be continued for twelve (12) months after the effective date of a Change of Control, life, medical, dental, and disability coverage substantially identical to the coverage maintained by the Bank or the Holding Company for the Executive prior to the effective date of a Change of Control, except to the extent such coverage may be changed in its application to all Bank or Holding Company employees on a nondiscriminatory basis.

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

     THIS AGREEMENT CONTAINS A BINDING ARBITRATION PROVISION WHICH MAY BE ENFORCED BY THE PARTIES.

Attest:                              HORIZON BANK

/s/Barbara Brown                     /s/V. Lawrence Evans
-------------------------------      ------------------------------------

                                     By: V. Lawrence Evans
                                        ---------------------------------

                                     Its: Chairman
                                         --------------------------------

                                     Address: 1500 Cornwall Avenue
                                             ----------------------------
                                              Bellingham, WA 98225
                                             ----------------------------

                                     EXECUTIVE

                                     /s/Steven L. Hoekstra
                                     ------------------------------------

                                     Address: 1500 Cornwall Avenue
                                             ----------------------------
                                              Bellingham, WA 98225
                                             ----------------------------

                                  Exhibit 15

                      Awareness Letter from Accountants