Form 10-Q
period 2002-09-30
HORIZON FINANCIAL CORP
filed 2002-11-13
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                                   (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

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

                                YES   X   NO
                                     ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                YES   X   NO
                                     ---

As of September 30, 2002, 10,664,834 common shares, $1.00 par value, were outstanding.

                               HORIZON FINANCIAL CORP.

INDEX                                                                  PAGE
-----                                                                  ----

PART 1     FINANCIAL INFORMATION

Item 1     Financial Statements
             Consolidated Statements of Financial Position               3

             Consolidated Statements of Income                           4-5

             Consolidated Statements of Stockholders' Equity             6

             Consolidated Statements of Cash Flows                       7

             Notes to Consolidated Financial Statements                  8-9

Item 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         10-16

Item 3     Quantitative and Qualitative Disclosures About
             Mark Risk                                                   16

Item 4     Controls and Procedures                                       16


PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                             17

Item 2     Changes in Securities and Uses of Proceeds                    17

Item 3     Defaults Upon Senior Securities                               17

Item 4     Submission of Matters to a Vote of  Security Holders          17

Item 5     Other Information                                             17

Item 6     Exhibits and Reports on Form 8-K                              17

           SIGNATURES                                                    18

           CERTIFICATIONS                                                19-22

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)

                              HORIZON FINANCIAL CORP.
                    Consolidated Statements of Financial Position

                                      ASSETS

                                               September 30,        March 31,
                                                   2002                2002
                                                (unaudited)
                                              -------------     -------------

Cash and cash equivalents                     $  16,784,852     $  14,187,040
Interest-bearing deposits                        50,310,000        69,775,000
Investment securities
   Available-for-sale                            74,996,776        46,373,554
   Held-to-maturity                                 369,216           369,140
Mortgage-backed securities
   Available-for-sale                            34,074,068        29,987,703
   Held-to-maturity                               3,457,479         4,410,204
Federal Home Loan Bank Stock                      6,430,300         6,243,300
Loans receivable, net of allowance of loan
   losses of $6,452,294 at September 30 and
   $5,887,482 at March 31                       573,887,149       568,303,481
Loans held for sale, at fair value                9,046,326         3,295,900
Accrued interest and dividends receivable         4,569,725         4,495,360
Bank premises and equipment, net                 15,349,701        15,195,049
Federal income tax receivable                        64,399           -
Real estate owned                                   -                 289,429
Other assets                                     14,383,814         9,137,746
                                              -------------     -------------

TOTAL ASSETS                                  $ 803,723,805     $ 772,062,906
                                              =============     =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                      $ 637,252,509     $ 628,782,470
Accounts payable and other liabilities           16,307,545         7,955,100
Securities sold under agreements to repurchase      -                 -
Other borrowed funds                             40,185,241        29,120,729
Advances by borrowers for taxes and insurance     1,291,201         1,439,124
Income tax currently payable                        -                 513,509
Net deferred income tax liabilities               2,960,185         2,071,613
Deferred compensation                             1,625,770         1,580,770
                                              -------------     -------------
     Total liabilities                          699,622,451       671,463,315
                                              -------------     -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Serial preferred stock, $1 par value,
     10,000,000 shares authorized; none
     issued or outstanding                          -                 -
   Common stock, $1 par value, 30,000,000
     shares authorized; 10,664,834 and
     8,607,117 issued and outstanding,
     respectively                                10,664,834         8,607,117
   Additional paid-in capital                    57,794,816        60,428,238
   Retained earnings                             30,053,531        27,700,939
   Unearned ESOP shares                            (288,413)         (288,413)
   Accumulated other comprehensive income         5,876,586         4,151,710
                                              -------------     -------------
     Total stockholders' equity                 104,101,354       100,599,591
                                              -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 803,723,805     $ 772,062,906
                                              =============     =============

                   (See Notes to Consolidated Financial Statements)

                          HORIZON FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    Three months ended
                                                       September 30,
                                                     2002           2001
                                                ------------     ------------
INTEREST INCOME
   Interest on loans                            $ 10,980,871     $ 11,884,840
   Investment and mortgage-backed securities       1,565,149        1,593,560
                                                ------------     ------------
      Total interest income                       12,546,020       13,478,400
                                                ------------     ------------
INTEREST EXPENSE
   Interest on deposits                            4,578,203        6,673,573
   Interest on other borrowings                      432,945          396,713
                                                ------------     ------------
      Total interest expense                       5,011,148        7,070,286
                                                ------------     ------------
      Net interest income                          7,534,872        6,408,114

PROVISION FOR LOAN LOSSES                            350,000          285,000
                                                ------------     ------------
      Net interest income after provision for
        loan losses                                7,184,872        6,123,114
                                                ------------     ------------
NONINTEREST INCOME
   Service fees                                      590,243          646,775
   Other                                             367,387          134,765
   Net gain (loss) on sales of loans -
     servicing released                              522,571          244,002
   Net gain (loss) on sales of loans -
     servicing retained                               31,757           49,708
   Net gain on sale of investment securities              36           59,682
                                                ------------     ------------
      Total noninterest income                     1,511,994        1,134,932
                                                ------------     ------------
NONINTEREST EXPENSE
   Compensation and employee benefits              2,366,441        1,891,630
   Building occupancy                                595,936          559,752
   Other expenses                                    976,381          799,406
   Data processing                                   247,022          234,862
   Advertising                                       178,170          163,120
                                                ------------     ------------
      Total noninterest expense                    4,363,950        3,648,770
                                                ------------     ------------
NET INCOME BEFORE PROVISION FOR INCOME TAX         4,332,916        3,609,276

PROVISION FOR INCOME TAX                           1,421,061        1,218,833
                                                ------------     ------------
NET INCOME                                      $  2,911,855     $  2,390,443
                                                ============     ============

BASIC EARNINGS PER SHARE                            $    .27         $    .22*

DILUTED EARNINGS PER SHARE                          $    .27         $    .21*
*Restated for 25% stock split paid July 23, 2002.

               (See Notes to Consolidated Financial Statements)

                           HORIZON FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                     Six months ended
                                                       September 30,
                                                     2002           2001
                                                ------------     ------------
INTEREST INCOME
   Interest on loans                            $ 22,053,526     $ 24,336,998
   Investment and mortgage-backed securities       3,010,943        3,167,807
                                                ------------     ------------
      Total interest income                       25,064,469       27,504,805
                                                ------------     ------------
INTEREST EXPENSE
   Interest on deposits                            9,535,509       14,065,563
   Interest on other borrowings                      794,023          757,605
                                                ------------     ------------
      Total interest expense                      10,329,532       14,823,168
                                                ------------     ------------
      Net interest income                         14,734,937       12,681,637

PROVISION FOR LOAN LOSSES                            650,000          445,000
                                                ------------     ------------
      Net interest income after provision for
        loan losses                               14,084,937       12,236,637
                                                ------------     ------------
NONINTEREST INCOME
   Service fees                                    1,146,871        1,239,245
   Other                                             799,156          282,990
   Net gain (loss) on sales of loans -
     servicing released                              927,423          546,658
   Net gain (loss) on sales of loans -
     servicing retained                               95,296         (252,984)
   Net gain on sale of investment securities          62,258          178,617
                                                ------------     ------------
      Total noninterest income                     3,031,004        1,994,526
                                                ------------     ------------
NONINTEREST EXPENSE
   Compensation and employee benefits              4,610,799        3,770,441
   Building occupancy                              1,185,463        1,136,669
   Other expenses                                  1,844,288        1,462,400
   Data processing                                   494,648          469,511
   Advertising                                       392,542          337,705
                                                ------------     ------------
      Total noninterest expense                    8,527,740        7,176,726
                                                ------------     ------------

NET INCOME BEFORE PROVISION FOR INCOME TAX         8,588,201        7,054,437

PROVISION FOR INCOME TAX                           2,822,092        2,384,909
                                                ------------     ------------

NET INCOME                                      $  5,766,109     $  4,669,528
                                                ============     ============

BASIC EARNINGS PER SHARE                           $    .54         $    .42*
                                                   ========         ========
DILUTED EARNINGS PER SHARE                         $    .53         $    .42*
                                                   ========         ========
*Restated for 25% stock split paid July 23,2002.

             (See Notes to Consolidated Financial Statements)


                                                HORIZON FINANCIAL CORP.
                                    Consolidated Statements of Stockholders Equity
                                     Six Months Ended September 30, 2002 and 2001
                                                     (unaudited)

                                 Common Stock
                           ------------------------    Additional                   Unearned       Other
                            Number of                    Paid-In       Retained       ESOP     Comprehensive
                             Shares        At Par        Capital       Earnings      Shares    Income (Loss)
                           ----------   -----------   ------------   ------------   ---------   -----------
BALANCE,
 March 31, 2001             8,861,238   $ 8,861,238   $ 62,380,016   $ 23,046,017   $(360,517)  $ 3,982,603
Comprehensive income
  Net income                        -             -              -      4,669,528           -             -
  Other comprehensive income
   Change in unrealized
    gains on available-for-
    sale securities, net
    of taxes of $324,459            -             -              -              -           -       631,774
     Total other comprehen-
       sive income                  -             -              -              -           -             -
    Comprehensive income            -             -              -              -           -             -
Unearned ESOP shares                -             -              -              -           -             -
Cash dividends on common
 stock at $.24 per share            -             -              -     (2,103,141)          -             -
15% stock dividend adjustment     424           424          4,251         (4,675)          -             -
Stock options exercised         8,071         8,071         48,474              -           -             -
Treasury stock purchased            -             -              -              -           -             -
Retirement of treasury stock (187,742)     (187,742)    (1,391,544)      (680,865)          -             -
                           ----------   -----------   ------------   ------------   ---------   -----------
BALANCE,
 September 30, 2001         8,681,991   $ 8,681,991   $ 61,041,197   $ 24,926,864   $(360,517)  $ 4,614,377
                           ==========   ===========   ============   ============   =========   ===========

BALANCE, March 31, 2002     8,607,117   $ 8,607,117   $ 60,428,238   $ 27,700,939   $(288,413)  $ 4,151,710

Comprehensive income
  Net income                        -             -              -      5,766,109           -             -
  Other comprehensive income
   Change in unrealized
    gains on available-for-
    sale securities, net
    of taxes of $888,572            -             -              -              -           -     1,724,876
     Total other comprehen-
       sive income                  -             -              -              -           -             -
Comprehensive income                -             -              -              -           -             -
Cash dividends on common
  stock at $.22 per share           -             -              -     (2,350,553)          -             -
25% stock split             2,138,190     2,138,190     (2,138,190)             -           -             -
Cash paid in lieu of
  fractional shares                 -             -              -         (7,425)          -             -
Stock options exercised        83,762        83,762        524,004              -           -             -
Dividend reinvestment plan     20,465        20,465        238,716              -           -             -
Treasury stock purchased            -             -              -              -           -             -
Retirement of treasury
  stock                      (184,700)     (184,700)    (1,257,952)    (1,055,539)          -             -
                           ----------   -----------   ------------   ------------   ---------   -----------
BALANCE,
 September 30, 2002        10,664,834   $10,664,834    $57,794,816    $30,053,531   $(288,413)  $ 5,876,586
                           ==========   ===========   ============   ============   =========   ===========

                                  Treasury                        Total
                                   Stock      Stockholders    Comprehensive
                                  at Cost         Equity          Income
                                -----------  -------------    ------------
BALANCE,
 March 31, 2001                 $         -  $  97,909,357
Comprehensive income
  Net income                              -      4,669,528    $  4,669,528
  Other comprehensive income
   Change in unrealized
    gains on available-for-
    sale securities, net
    of taxes of $324,459                  -        631,774         631,774
                                                              ------------
     Total other comprehen-
       sive income                        -              -         631,774
                                                              ------------
    Comprehensive income                  -              -    $  5,301,302
                                                              ============
Unearned ESOP shares                      -              -
Cash dividends on common
 stock at $.24 per share                  -     (2,103,141)
15% stock dividend adjustment             -              -
Stock options exercised                   -         56,545
Treasury stock purchased         (2,260,151)    (2,260,151)
Retirement of treasury stock      2,260,151              -
                                -----------  -------------
BALANCE,
 September 30, 2001             $         -  $  98,903,912
                                ===========  =============

BALANCE, March 31, 2002         $         -  $ 100,599,591
Comprehensive income
  Net income                              -      5,766,109    $  5,766,109
  Other comprehensive income
   Change in unrealized
    gains on available-for-
    sale securities, net
    of taxes of $888,572                  -      1,724,876       1,724,876
                                                              ------------
     Total other comprehen-
       sive income                        -              -       1,724,876
                                                              ------------
Comprehensive income                      -              -    $  7,490,985
                                                              ============
Cash dividends on common
  stock at $.22 per share                 -     (2,350,553)
25% stock split                           -              -
Cash paid in lieu of
  fractional shares                       -         (7,425)
Stock options exercised                   -        607,766
Dividend reinvestment plan                -        259,181
Treasury stock purchased         (2,498,191)    (2,498,191)
Retirement of treasury
  stock                           2,498,191              -
                                -----------  -------------
BALANCE,
 September 30, 2002             $         -  $ 104,101,354
                                ===========  =============


          (See Notes to Consolidated Financial Statements)

                            HORIZON FINANCIAL CORP.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Six Months Ended

                                                     Six months ended
                                                       September 30,
                                                     2002           2001
                                                ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                   $  5,766,109     $  4,669,528
Adjustments to reconcile net income to net
cash provided by operating activities
   Depreciation and amortization                     668,990        1,120,434
   Stock dividends - Federal Home Loan
     Bank stock                                     (187,000)        (196,800)
   Provision for loan losses                         650,000          445,000
Changes in assets and liabilities
   Interest and dividends receivable                 (74,365)         107,990
   Net change in loans held for sale              (5,750,426)          95,025
   Federal income tax (receivable) payable          (577,908)         (15,091)
   Other assets                                   (5,246,068)        (297,875)
   Other liabilities                               8,109,099        1,098,674
                                                ------------     ------------
      Net cash flows from operating activities     3,358,431        7,026,885
                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in interest-bearing deposits, net   19,465,000      (56,889,988)
   Purchases of investment securities -
     available-for-sale                          (28,483,880)     (10,060,000)
   Proceeds from sales and maturities of
      investment securities - available-for-sale   1,921,464        2,309,094
   Purchases of mortgage-backed securities -
      available-for-sale                          (8,511,034)           -
   Proceeds from maturities of mortgage-backed
      securities - available-for-sale              4,977,734       21,275,927
   Proceeds from maturities of mortgage-backed
      securities - held-to-maturity                  952,225        1,136,665
   Purchase of Federal Home Loan Bank stock            -                -
   Net change in loans                            (6,388,600)      30,398,085
   Purchases of bank premises and equipment         (668,710)        (956,298)
   Net change in other real estate owned             289,429         (147,972)
                                                ------------     ------------
      Net cash flows from investing activities   (16,446,372)     (12,934,487)
                                                ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits                          8,470,039       10,992,495
   Advances from other borrowed funds             11,064,512       10,000,000
   Repayments of other borrowed funds                  -          (10,000,000)
   Common stock issued, net                          866,947           56,545
   Cash dividends paid                            (2,217,555)      (1,985,953)
   Treasury stock purchased                       (2,498,191)      (2,260,151)
                                                ------------     ------------
      Net cash flows from financing activities    15,685,753        6,802,936
                                                ------------     ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS            2,597,812          895,334

CASH AND CASH EQUIVALENTS, beginning of period    14,187,040       11,947,606
                                                ------------     ------------
CASH AND CASH EQUIVALENTS, end of period        $ 16,784,852     $ 12,842,940
                                                ============     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for interest     $ 10,347,957     $ 14,823,553
                                                ============     ============
   Cash paid during the period for income tax   $  3,400,000     $  2,400,000
                                                ============     ============

               (See Notes to Consolidated Financial Statements)

                          HORIZON FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2002
                                 (unaudited)

NOTE A - Basis of Presentation
------------------------------

The consolidated financial statements for the three months and six months ended September 30, 2002, include the accounts of Horizon Financial Corp. (the Corporation), Horizon Bank (the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the financial statements and thus actual results could differ from the amounts reported and disclosed herein.

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. annual report for the year ended March 31, 2002.

NOTE B - Reclassification
-------------------------

Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.

NOTE C - Net Income Per Share
-----------------------------

Basic earnings per share for the three months ended September 30, 2002 and 2001 are calculated on the basis of 10,681,655 and 11,009,769 weighted average shares outstanding. Diluted earnings per share for the three months ended September 30, 2002 and 2001 are calculated on the basis of 10,870,688 and 11,162,021 weighted average share outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options and warrants under the treasury stock method. All numbers have been restated to reflect the 25% stock split paid July 23, 2002.

NOTE D -  New Accounting Pronouncements
---------------------------------------

Statement of Financial Accounting Standard (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for the treatment of costs associated with exit or disposal activities. This Statement improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This Statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Corporation does not expect the Statement will result in a material impact on its financial position or results of operations.

Statement of Financial Accounting Standard (SFAS) No. 147, Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. The provisions of this Statement that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This Statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The Corporation does not expect the Statement will result in a material impact on its financial position or results of operations.

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

General
-------

     Horizon Financial was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank, effective October 13, 1995. Effective June 19, 1999 the Corporation completed the acquisition of Bellingham Bancorporation, whose wholly-owned subsidiary, Bank of Bellingham, was merged with and into Horizon Bank. At September 30, 2002, the Corporation had total assets of $803.7 million, total deposits of $637.3 million and total equity of $104.1 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth herein, including the consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

     The Bank's operations are conducted through 15 full-service office facilities, located in Whatcom, Skagit and Snohomish counties in Northwest Washington. The acquisition of Bellingham Bancorporation increased Horizon Financial's and Horizon Bank's presence in Whatcom County. During fiscal 2000, the Bank opened an additional office in Whatcom County, located in the Barkley Village area of Bellingham, in the northeast portion of the city. In addition to serving the growing population in this area, this serves as an operation center to support additional growth for the Corporation. The Bank also completed construction of a new office building at Murphy's Corner near

Mill Creek, which replaced the Bank's leased location in that area. During fiscal 2000, the Bank purchased a bank site in Marysville, which will provide potential additional growth opportunities. In Fiscal 2002, the Bank acquired a bank site in Lynnwood, Washington. The Bank is currently working on remodeling and upgrading this building, and anticipates opening for business in the first quarter of 2003.

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

Financial Condition
-------------------

     Total consolidated assets for the Corporation as of September 30, 2002, were $803,723,805, a 4.10% increase from the March 31, 2002, level of $772,062,906. This increase in assets was due primarily to the growth in available for sale investment securities, which increased 61.72% to $74,996,776 from $46,373,554 at March 31, 2002.

     Total liabilities also increased slightly to $699,622,451 at September 30, 2002, from $671,463,315 at March 31, 2002. This increase in liabilities was due in large part to the growth in deposits, which increased 1.35% to $637,252,509 from $628,782,470 at March 31, 2002. Also contributing to the growth was an increase in other borrowed funds to $40,185,241 at September 30, 2002, from $29,120,729 at March 31, 2002.
During the quarter, the Bank took out an additional $11,000,000 in borrowings from the Federal Home Loan Bank to help control interest rate risk and support the growth in assets.

     Shareholder equity at September 30, 2002 increased 3.48% to $104,101,354 from $100,599,591 at March 31, 2002. This increase was due primarily to the increase in net income of $5,766,109 less dividends paid and shares repurchased. The Corporation remains strong in terms of its capital position, with a shareholder equity-to-assets ratio of 12.95% at September 30, 2002, compared to 13.03% at March 31, 2002.

Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At September 30, 2002, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $85,652,294.

     As of September 30, 2002, the total book value of investments and mortgage-backed securities was $154,303,621 compared to a market value of $163,490,775 with an unrealized gain of $9,187,154. As of March 31, 2002 the total book value of investments and mortgage-backed securities was $144,625,129, compared to a market value of $151,111,830 with an unrealized
gain of $6,486,701.   The Bank foresees no factors that would impair its
ability to hold debt securities to maturity.

     As indicated on the Corporation's Consolidated Statement of Cash Flows, the Bank's primary sources of funds are cash flow from operations, which consist primarily of mortgage loan repayments, deposit increases, loan sales, borrowings, and cash received from the maturity or sale of investment securities. The Bank's liquidity fluctuates with the supply of funds and management believes that the current level of liquidity is adequate at this time. If additional liquidity is needed, the Bank's options include, but are not necessarily limited to: 1) Selling additional loans in the secondary market; 2) Entering into reverse repurchase agreements; 3) Borrowing from the FHLB of Seattle; 4) Accepting additional jumbo and/or public funds deposits; or 5) Accessing the discount window of the Federal Reserve Bank of San Francisco.

     Shareholder's equity as of September 30, 2002 was $104,101,354, or 12.95% of assets, compared to $100,599,591, or 13.03% of assets at March 31, 2002. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of September 30, 2002 was 19.54%, compared to 20.26% as of March 31, 2002. These figures are well above the well-capitalized minimum of 10% required by the FDIC.

     The Corporation has been in various buy-back programs since August 1996. At its October 24, 2000 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 1,121,250 shares, as restated) of the Corporation's outstanding Common Stock over a 24 month period. During the quarter ended September 30, 2002, the Corporation repurchased 64,900 shares of its common stock at an average price of $12.31 per share, compared to the repurchase of 206,928 shares of Common Stock at an average price of $9.73 per share during the quarter ended September 30, 2001.

In total, the Corporation had repurchased 769,059 shares under this plan at an average price of $9.88 as of September 30, 2002.

     At its October 22, 2002 meeting, the Board of Directors authorized it's fourth repurchase plan, allowing the repurchase of up to 10% (approximately 1,065,000 shares) of the Corporation's outstanding Common Stock over a 12 month period.

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

                       Comparative Results of Operations
                   For the Three Months and Six Months Ended
                           September 30, 2002 and 2001

Net Interest Income
-------------------

     Net interest income for the three months ended September 30, 2002, increased 17.58% to $7,534,872 from $6,408,114 in the same time period of the previous year. Interest on loans for the quarter ended September 30, 2002, decreased 7.61% to $10,980,871, from $11,884,840. This decrease was due primarily to the overall decline in interest rates which resulted in increased refinance activity. Interest and dividends on investments and mortgage-backed securities decreased 1.78% to $1,565,149, from $1,593,560 for the comparable quarter a year ago. This decrease is due to the decline in short term interest rates. Total interest income decreased 6.92% to $12,546,020 from $13,478,400 due to the reasons stated above.

     Total interest paid on deposits decreased 31.40% to $4,578,203 from $6,673,573. This decrease in interest expense is due to an overall decline in interest rates. Interest on borrowings increased to $432,945 during the quarter, compared to $396,713 for the comparable period one year ago. The increased expense in the current year was due to a higher level of borrowings outstanding. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

     Net interest income for the six-month period ended September 30, 2002 increased 16.19% to $14,734,937 from $12,681,637 for the comparable period one year ago. Total interest income decreased 8.87% to $25,064,469 from $27,504,805. Total interest expense for the six-month period decreased 30.32% to $10,329,532 from $14,823,168 due to reasons stated above.

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

     The provision for loan losses was $350,000 for the quarter ended September 30, 2002 compared to $285,000 for the quarter ended September 30, 2001. This increase resulted from management's ongoing analysis of changes in loan portfolio composition by collateral categories, overall credit quality of the portfolio, peer group analysis, and current economic conditions. The reserve for loan losses was $6,452,294, or 1.12% of loans receivable at September 30, 2002, compared to $5,399,727, or .95% of loans receivable at September 30, 2001. The increased allowance level resulted from continued loan portfolio growth in the higher-risk lending categories of commercial and multi-family construction/permanent loans and business loans during the period, which comprised $319.5 million, or 55.7% of the portfolio at September 30, 2002, versus $252.3 million, or 44.6% at September 30, 2001. In addition, commercial and multi-family loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. The Bank considers these increased provisions to be appropriate, due to the uncertain regional economic environment. Northwest Washington's economy has been adversely affected by a number of factors, including but not limited to slowdowns in the aerospace, technology, and telecommunications industries. In addition, other local industries have been adversely affected by significantly higher expenses for electricity.

     As of September 30, 2002, there were 10 loans in the Bank's portfolio over 90 days delinquent and two loan placed on non accrual status with balances totaling $2,623,763, which represented .33% of total assets.

Non Interest Income
-------------------

     Non interest income for the three months ended September 30, 2002, increased 33.22% to $1,511,994 from $1,134,932 for the same time period a year ago. Service fee income decreased 8.74% to $590,243 from $646,775. The net gain/loss on the sale of loans servicing released increased to $522,571 from $244,002 in the comparable period one year ago. The recent low mortgage rate environment was the primary reason for this increase over the prior year. In February of 2001, the Bank began selling many of its new long-term fixed rate mortgages into the secondary market on a servicing released basis.
Separately, the net gain/loss on the sale of loans on a servicing retained basis (loans sold from the Bank's portfolio) showed a slight gain of $31,757 during the quarter, compared to a gain of $49,708 in the comparable period one year ago. When the Bank sells loans, the gains or losses related to the loan balances and the prices received in the secondary market are reflected as non-interest income. The net gain/loss on sales of investment securities decreased to $36 for the quarter ended September 30, 2002 from $59,682 for the comparable period one year ago. These gains in the prior period were due primarily to the sale of selected common stocks and mortgage backed securities from the Bank's investment portfolio. Other non-interest income for the quarter increased 172.61% to $367,387 from $134,765. The primary reason for the increase in fiscal 2002 is the recognition of income related to approximately $10.0 million in bank-owned life insurance which was acquired in late March and early April 2002.

     Non interest income for the six months ended September 30, 2002 increased 51.97% to $3,031,004 from $1,994,526. The net gain/loss on the sale of loans servicing released increased to $927,423 from $546,658 in the comparable period one year ago. The net gain/loss on the sale of loans on a servicing retained basis (loans sold from the Bank's portfolio) showed a gain of $95,296 during the six-months ended September 30, 2002, compared to a loss of $252,984 in the prior period. The primary reasons for these differences year over year are discussed above in the discussion of the quarterly results. The net gain/loss on sales of investment securities decreased 65.14% to $62,258 from $178,617 for the comparable period one year ago. The gains in these periods were due primarily to the sale of selected common stocks and mortgage backed securities from the Bank's investment portfolio. Other non interest income for the six-month period increased 182.40% to $799,156 from $282,990, due primarily to the reasons stated in the discussion above regarding the bank-owned life insurance and the recognition of approximately $40,000 gain on the sale of real estate owned in April 2002.

Non Interest Expense
--------------------

     Non interest expense for the three months ended September 30, 2002, increased 19.60% to $4,363,950 from $3,648,770. Compensation and employee benefits increased 25.10% for the quarter ended September 30, 2002, to $2,366,441 from $1,891,630. The increase in compensation and employee benefits during the quarter ended September 30, 2002 was primarily due to the overall growth in employment at the Bank, including key additions to staff as the Bank continues its efforts to enhance its commercial banking expertise. Building occupancy for the quarter ended September 30, 2002 increased slightly to $595,936 from $559,752. Data processing expenses increased 5.18% to $247,022 from $234,862. Advertising expenses for the quarter ended September 30, 2002 increased 9.23% to $178,170 from $163,120. The increase in fiscal 2003 was due primarily to the Bank's additional marketing efforts to communicate its expanded commercial product lines and services, the transition to a new advertising and marketing agency, and the development of a new brand strategy for the Bank. Other non-interest expense increased 22.14% to $976,381 from $799,406 due to the overall growth of the Bank, and various expenses related to the creation and implementation of the Horizon Bank brand.

     Non interest expense for the six months ended September 30, 2002 increased 18.82% to $8,527,740 from $7,176,726. Compensation and employee benefits increased 22.29% to $4,610,799 from $3,770,441. Building occupancy expenses for the six months increased slightly to $1,185,463 from $1,136,669. Other expenses increased 26.11% to $1,844,288 at September 30, 2002 compared to $1,462,400 for the prior period due primarily to the reasons stated in the discussion above regarding the quarterly results.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At September 30, 2002, the Corporation had no off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At September 30, 2002, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2002.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer, and several other members of the Corporation's senior management within the 90-day period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the rpoerts it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls
----------------------------

     In the quarter ended September 30, 2002, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 3.   Defaults Upon Senior Securities
            None

Item 4.   Submission of Matters to a Vote of Security Holders
            None

Item 5.   Other Information
            None

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits
          --------
          (3.1) Articles of Incorporation of Horizon Financial, Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 13,
                   1995)
          (3.2) Bylaws of Horizon Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
          (10.1) Amended and Restated Employment Agreement with V. Lawrence Evans (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
          (10.2) Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
          (10.3) 1986 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
          (10.4)   1995 Stock Option Plan (incorporated by reference to
                   Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
          (10.5) Bank of Bellingham 1993 Employee Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 33-88571))
          (10.6) Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002)
          (10.7) Severance Agreement with Richard P. Jacobson (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
          (10.8) Severance Agreement with Steven L. Hoekstra (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
          (99.1) Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)       Reports on Form 8-K:
          --------------------

            None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            HORIZON FINANCIAL CORP.


                             By:  /s/V. Lawrence Evans
                                  ----------------------------------------
                                  V. Lawrence Evans
                                  Chairman, President, and Chief Executive
                                  Officer


                             By:  /s/Richard P. Jacobson
                                  ----------------------------------------
                                  Richard P. Jacobson
                                  Chief Financial Officer



                             Dated:  November 13, 2002
                                     -----------------
18

                               CERTIFICATIONS


                            Certification Required
    by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, V. Lawrence Evans, certify that:

1.   have reviewed this quarterly report on Form 10-Q of Horizon Financial
     Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002


                             By:  /s/V. Lawrence Evans
                                  ----------------------------------------
                                  V. Lawrence Evans
                                  Chairman, President, and Chief Executive
                                  Officer

                        Certification Required
    by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Richard P. Jacobson, certify that:

1.   have reviewed this quarterly report on Form 10-Q of Horizon Financial
     Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002


                             By:  /s/Richard P. Jacobson
                                  ----------------------------------------
                                  Richard P. Jacobson
                                  Chief Financial Officer

                               Exhibit 99.1

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                        OF HORIZON FINANCIAL CORP.
         PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report of Form 10-Q, that:

1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/V. Lawrence Evans                     /s/Richard P. Jacobson
-----------------------------------      ------------------------------------
V. Lawrence Evans                        Richard P. Jacobson
Chairman, President, and Chief           Chief Financial Officer
Executive Officer

Dated:  November 13, 2002