Form 10-Q
period 2002-12-31
HORIZON FINANCIAL CORP
filed 2003-02-13
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

                                 (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

               For the quarterly period ended December 31, 2002
                                              -----------------

                                     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

     For the transition period from              to
                                    -------------   --------------

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

                                YES   X   NO
                                    -----    -----
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                YES   X   NO
                                    -----    -----

As of December 31, 2002, 10,652,691 common shares, $1.00 par value, were outstanding.

                           HORIZON FINANCIAL CORP.

INDEX                                                                 PAGE
-----                                                                 ----

PART 1      FINANCIAL INFORMATION

Item  1     Financial Statements

            Consolidated Statements of Financial Position               3

            Consolidated Statements of Income                          4-5

            Consolidated Statements of Stockholders' Equity             6

            Consolidated Statements of Cash Flows                       7

            Notes to Consolidated Financial Statements                  8

Item  2     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   9-15

Item  3     Quantitative and Qualitative Disclosures About
                 Mark Risk                                              15

Item  4     Controls and Procedures                                     15

PART II     OTHER INFORMATION

Item  1     Legal Proceedings                                           16

Item  2     Changes in Securities and Use of Proceeds                   16

Item  3     Defaults Upon Senior Securities                             16

Item  4     Submission of Matters to a Vote of  Security Holders        16

Item  5     Other Information                                           16

Item  6     Exhibits and Reports on Form 8-K                            16


               SIGNATURES                                               17

               CERTIFICATIONS                                         18-19

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)

                            HORIZON FINANCIAL CORP.
                 Consolidated Statements of Financial Position

                                   ASSETS
                                                 December 31,      March 31,
                                                     2002            2002
                                                -------------   -------------
                                                 (unaudited)

Cash and cash equivalents                       $  16,876,806   $  14,187,040
Interest-bearing deposits                          54,976,455      69,775,000
Investment securities
  Available-for-sale                               76,811,420      46,373,554
  Held-to-maturity                                 369,254            369,140
Mortgage-backed securities
  Available-for-sale                               34,855,341      29,987,703
  Held-to-maturity                                  3,114,461       4,410,204
Federal Home Loan Bank Stock                        6,527,500       6,243,300
Loans receivable, net of allowance of loan
 losses of $7,481,630 at December 31 and
 $5,887,482 at March 31                           574,567,776     568,303,481
Loans held for sale, at fair value                  7,296,199       3,295,900
Accrued interest and dividends receivable           4,486,330       4,495,360
Bank premises and equipment, net                   15,438,558      15,195,049
Federal income tax receivable                          40,291               -
Real estate owned                                     946,260         289,429
Other assets                                       14,914,689       9,137,746
                                                -------------   -------------
TOTAL ASSETS                                    $ 811,221,340   $ 772,062,906
                                                =============   =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                        $ 644,295,514   $ 628,782,470
Accounts payable and other liabilities             11,639,238       7,955,100
Other borrowed funds                               43,765,515      29,120,729
Advances by borrowers for taxes and insurance         369,116       1,439,124
Income tax currently payable                                -         513,509
Net deferred income tax liabilities                 3,146,726       2,071,613
Deferred compensation                               1,648,270       1,580,770
                                                -------------   -------------
     Total liabilities                            704,864,379     671,463,315
                                                -------------   -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

  Serial preferred stock, $1 par value,
   10,000,000 shares authorized; none issued
   or outstanding                                           -               -
  Common stock, $1 par value, 30,000,000 shares
   authorized; 10,652,691 and 8,607,117 issued
   and outstanding, respectively                   10,652,691       8,607,117
  Additional paid-in capital                       57,794,423      60,428,238
  Retained earnings                                31,959,565      27,700,939
  Unearned ESOP shares                               (288,413)       (288,413)
  Accumulated other comprehensive income, net
   of tax                                           6,238,695       4,151,710
                                                -------------   -------------
     Total stockholders' equity                   106,356,961     100,599,591
                                                -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 811,221,340   $ 772,062,906
                                                =============   =============

                (See Notes to Consolidated Financial Statements)

                            HORIZON FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    Three  months ended
                                                        December 31,
                                                      2002          2001
                                                 ------------   ------------

INTEREST INCOME
  Interest on loans                              $ 11,215,221   $ 11,660,737
  Interest on investment and mortgage-backed
   securities                                       1,572,205      1,272,463
                                                 ------------   ------------
     Total interest income                         12,787,426     12,933,200
                                                 ------------   ------------

INTEREST EXPENSE
  Interest on deposits                              4,289,760      5,669,748
  Interest on other borrowings                        483,188        352,085
                                                 ------------   ------------
     Total interest expense                         4,772,948      6,021,833
                                                 ------------   ------------
     Net interest income                            8,014,478      6,911,367

PROVISION FOR LOAN LOSSES                           1,050,000        459,642
                                                 ------------   ------------
     Net interest income after provision for
      loan losses                                   6,964,478      6,451,725
                                                 ------------   ------------

NONINTEREST INCOME
  Service fees                                        784,204        662,477
  Other                                               548,862        125,421
  Net gain (loss) on sales of loans - servicing
   released                                           913,997        623,243
  Net gain (loss) on sales of loans - servicing
   retained                                             4,470              -
                                                 ------------   ------------
     Total noninterest income                       2,251,533      1,411,141
                                                 ------------   ------------

NONINTEREST EXPENSE
  Compensation and employee benefits                2,306,854      1,892,475
  Building occupancy                                  580,736        566,143
  Other expenses                                      959,895        883,938
  Data processing                                     250,764        248,042
  Advertising                                         183,740        215,600
                                                 ------------   ------------
     Total noninterest expense                      4,281,989      3,806,198
                                                 ------------   ------------

NET INCOME BEFORE PROVISION FOR INCOME TAX          4,934,022      4,056,668

PROVISION FOR INCOME TAX                            1,624,108      1,371,204
                                                 ------------   ------------

NET INCOME                                       $  3,309,914   $  2,685,464
                                                 ============   ============

BASIC EARNINGS PER SHARE                            $   .31        $   .25*
                                                    =======        =======

DILUTED EARNINGS PER SHARE                          $   .31        $   .24*
                                                    =======        =======

*Restated for 25% stock split paid July 23, 2002.

                   (See Notes to Consolidated Financial Statements)

                            HORIZON FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      Nine months ended
                                                         December 31,
                                                     2002           2001
                                                 ------------   ------------

INTEREST INCOME
  Interest on loans                              $ 33,268,747   $ 35,997,735
  Interest on investment and mortgage-backed
   securities                                       4,583,148      4,440,270
                                                 ------------   ------------
     Total interest income                         37,851,895     40,438,005
                                                 ------------   ------------

INTEREST EXPENSE
  Interest on deposits                             13,825,269     19,735,311
  Interest on other borrowings                      1,277,211      1,109,690
                                                 ------------   ------------
     Total interest expense                        15,102,480     20,845,001
                                                 ------------   ------------
     Net interest income                           22,749,415     19,593,004

PROVISION FOR LOAN LOSSES                           1,700,000        904,642
                                                 ------------   ------------
    Net interest income after provision for
     loan losses                                   21,049,415     18,688,362
                                                 ------------   ------------

NONINTEREST INCOME
  Service fees                                      1,931,075      1,901,722
  Other                                             1,348,018        408,411
  Net gain (loss) on sales of loans - servicing
   released                                         1,841,420      1,169,901
  Net gain (loss) on sales of loans - servicing
   retained                                            99,766       (252,984)
  Net gain on sale of investment securities            62,258        178,617
                                                 ------------   ------------
     Total noninterest income                       5,282,537      3,405,667
                                                 ------------   ------------

NONINTEREST EXPENSE
  Compensation and employee benefits                6,917,653      5,662,916
  Building occupancy                                1,766,199      1,702,812
  Other expenses                                    2,804,183      2,346,338
  Data processing                                     745,412        717,553
  Advertising                                         576,282        553,305
                                                 ------------   ------------
     Total noninterest expense                     12,809,729     10,982,924
                                                 ------------   ------------

NET INCOME BEFORE PROVISION FOR INCOME TAX         13,522,223     11,111,105

PROVISION FOR INCOME TAX                            4,446,200      3,756,113
                                                 ------------   ------------

NET INCOME                                       $  9,076,023   $  7,354,992
                                                 ============   ============

BASIC EARNINGS PER SHARE                            $   .85        $  .67*
                                                    =======        ======

DILUTED EARNINGS PER SHARE                          $   .84        $  .66*
                                                    =======        ======

*Restated for 25% stock split paid July 23,2002.

                  (See Notes to Consolidated Financial Statements)


                                                HORIZON FINANCIAL CORP.
                                    Consolidated Statements of Stockholders Equity
                                     Six Months Ended December 31, 2002 and 2001
                                                     (unaudited)

                                 Common Stock
                           ------------------------    Additional                   Unearned       Other
                            Number of                    Paid-In       Retained       ESOP     Comprehensive
                             Shares        At Par        Capital       Earnings      Shares    Income (Loss)
                           ----------   -----------   ------------   ------------   ---------   -----------
BALANCE, March 31, 2001     8,861,238  $  8,861,238   $ 62,380,016   $ 23,046,017   $ (360,517) $ 3,982,603
Comprehensive income
  Net income                        -             -              -      7,354,992            -           -
  Other comprehensive income
   Change in unrealized
    gains on available-for-
    sale securities, net
    of taxes of $164,169            -             -              -              -            -      318,678
   Total other comprehensive
    income                          -             -              -              -            -            -
  Comprehensive income              -             -              -              -            -            -
Unearned ESOP shares                -             -              -              -            -            -
Cash dividends on common
 stock at $.36 per sh               -             -              -     (3,137,965)           -            -
15% stock dividend
 adjustment                       (88)          (88)          (882)           970            -            -
Stock options exercised        12,063        12,063         78,824              -            -            -
Dividend reinvestment plan      8,791         8,791         97,571              -            -            -
Treasury stock purchased            -             -              -              -            -            -
Retirement of treasury
 stock                       (259,042)     (259,042)    (1,920,019)      (934,603)           -            -
                           ----------   -----------   ------------   ------------   ----------  -----------
BALANCE, December 31, 2001  8,622,962   $ 8,622,962   $ 60,635,510   $ 26,329,411   $ (360,517) $ 4,301,281
                           ==========   ===========   ============   ============   ========== ============
BALANCE, March 31, 2002     8,607,117   $ 8,607,117   $ 60,428,238   $ 27,700,939   $ (288,413) $ 4,151,710

Comprehensive income
  Net income                        -             -              -      9,076,023            -            -
  Other comprehensive
    income
   Change in unrealized
    gains on available-
    for-sale securities,
    net of taxes of
    $1,075,113                      -             -              -              -            -    2,086,985
   Total other comprehen-
    sive income                     -             -              -              -            -            -

Comprehensive income                -             -              -              -            -            -
Cash dividends on common
 stock at $.335/share               -             -              -     (3,575,669)           -            -
25% stock split             2,138,190     2,138,190     (2,138,190)             -            -            -
Cash paid in lieu of
 fractional shares                  -             -              -         (7,425)           -            -
Stock options exercised        92,995        92,995        583,512              -            -            -
Dividend reinvestment plan     31,889        31,889        365,808              -            -            -
Treasury stock purchased            -             -              -              -            -            -
Retirement of treasury
 stock                       (217,500)     (217,500)    (1,444,945)    (1,234,303)           -            -
                           ----------   -----------   ------------   ------------   ----------  -----------
BALANCE, December 31,
 2002                      10,652,691   $10,652,691   $ 57,794,423   $ 31,959,565   $ (288,413) $ 6,238,695
                           ==========   ===========   ============   ============   ==========  ===========

                                    (See Notes to Consolidated Financial Statements)

                                  Treasury                        Total
                                   Stock      Stockholders    Comprehensive
                                  at Cost         Equity          Income
                                -----------  -------------    ------------
BALANCE, March 31, 2001        $         -   $  97,909,357
Comprehensive income
  Net income                             -       7,354,992    $  7,354,992
  Other comprehensive income
   Change in unrealized
    gains on available-for-
    sale securities, net
    of taxes of $164,169                 -         318,678         318,678
                                                              ------------
   Total other comprehensive
    income                               -               -         318,678
                                                              ------------
  Comprehensive income                   -               -    $  7,673,670
                                                              ============
Unearned ESOP shares                     -               -
Cash dividends on common
 stock at $.36 per sh                    -      (3,137,965)
15% stock dividend
 adjustment                              -               -
Stock options exercised                  -          90,887
Dividend reinvestment plan               -         106,362
Treasury stock purchased        (3,113,664)     (3,113,664)
                               -----------   -------------
Retirement of treasury
 stock                           3,113,664               -
                               -----------    ------------
BALANCE, December 31, 2001     $         -    $ 99,528,647
                               ===========    ============
BALANCE, March 31, 2002        $         -   $ 100,599,591

Comprehensive income
  Net income                             -       9,076,023    $  9,076,023
  Other comprehensive
    income
   Change in unrealized
    gains on available-
    for-sale securities,
    net of taxes of
    $1,075,113                           -       2,086,985       2,086,985
                                                              ------------
   Total other comprehen-
    sive income                                          -       2,086,985
                                                              ------------
Comprehensive income                     -               -    $ 11,163,008
                                                              ============
Cash dividends on common
 stock at $.335/share                    -      (3,575,669)
25% stock split                          -               -
Cash paid in lieu of
 fractional shares                       -          (7,425)
Stock options exercised                  -         676,507
Dividend reinvestment plan               -         397,697
Treasury stock purchased        (2,896,748)     (2,896,748)
Retirement of treasury
 stock                           2,896,748               -
                               -----------    ------------
BALANCE, December 31,
 2002                          $         -    $106,356,961
                               ===========    ============

                                (See Notes to Consolidated Financial Statements)

                           HORIZON FINANCIAL CORP.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Nine Months Ended
                                                          December 31,
                                                       2002          2001
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $  9,076,023   $  7,354,992
Adjustments to reconcile net income to net
 cash provided by operating activities
  Depreciation and amortization                      1,271,417      1,673,342
  Stock dividends - Federal Home Loan Bank stock      (284,200)      (303,100)
  Provision for loan losses                          1,700,000        904,642
Changes in assets and liabilities
  Accrued interest and dividends receivable              9,030        296,837
  Net change in loans held for sale                 (4,000,299)    (6,991,914)
  Federal income tax (receivable) payable             (553,800)         6,113
  Other assets                                      (5,805,646)      (128,769)
  Other liabilities                                  2,517,982        218,052
                                                  ------------   ------------
     Net cash flows from operating activities        3,930,507      3,030,195
                                                  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in interest-bearing deposits, net      14,798,545    (50,099,988)
  Purchases of investment securities -
   available-for-sale                              (30,941,880)   (10,685,000)
  Proceeds from sales and maturities of
   investment securities - available-for-sale        3,217,998      2,507,467
  Purchases of mortgage-backed securities -
   available-for-sale                              (12,511,034)    (4,812,336)
  Proceeds from maturities of mortgage-backed
   securities - available-for-sale                   8,091,895     22,475,855
  Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                     1,295,243      1,651,781
  Net change in loans                               (8,470,817)    30,568,103
  Purchases of bank premises and equipment          (1,008,403)      (997,103)
  Net change in other real estate owned               (656,831)      (530,291)
                                                  ------------   ------------
     Net cash flows from investing activities      (26,185,284)    (9,921,512)
                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                            15,513,044      5,897,819
  Advances from other borrowed funds                14,644,786     17,748,172
  Repayments of other borrowed funds                         -    (10,000,000)
  Common stock issued, net                           1,074,204        197,249
  Cash dividends paid                               (3,390,743)    (3,027,861)
  Treasury stock purchased                          (2,896,748)    (3,113,664)
                                                  ------------   ------------
     Net cash flows from financing activities       24,944,543      7,701,715
                                                  ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS              2,689,766        810,398

CASH AND CASH EQUIVALENTS, beginning of period      14,187,040     11,947,606
                                                  ------------   ------------

CASH AND CASH EQUIVALENTS, end of period          $ 16,876,806   $ 12,758,004
                                                  ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest        $ 15,209,103   $ 20,915,649
                                                  ============   ============
  Cash paid during the period for income tax      $  5,100,000   $  3,750,000
                                                  ============   ============

              (See Notes to Consolidated Financial Statements)

                           HORIZON FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2002
                                (unaudited)


NOTE A - Basis of Presentation
------------------------------

     The consolidated financial statements for the three months and nine months ended December 31, 2002, include the accounts of Horizon Financial Corp. (the Corporation), Horizon Bank (the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended December 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. annual report for the year ended March 31, 2002.

NOTE B - Reclassification
-------------------------

     Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.

NOTE C - Net Income Per Share
-----------------------------

     Basic earnings per share for the three months ended December 31, 2002 and 2001 are calculated on the basis of 10,663,367 and 10,819,490 weighted average shares outstanding. Diluted earnings per share for the three months ended December 31, 2002 and 2001 are calculated on the basis of 10,835,626 and 10,980,344 weighted average shares outstanding, respectively. Basic earnings per share for the nine months ended December 31, 2002 and 2001 are calculated on the basis of 10,695,604 and 10,966,568 weighted average shares outstanding, respectively. Diluted earnings per share for the nine months ended December 31, 2002 and 2001 are calculated on the basis of 10,874,591 and 11,107,409 weighted average shares outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options and warrants under the treasury stock method. All numbers have been restated to reflect the 25% stock split paid July 23, 2002.

NOTE D -  New Accounting Pronouncements
---------------------------------------

     Statement of Financial Accounting Standard (SFAS) No. 148, Accounting for
Stock-Based Compensation   Transition and Disclosure   an amendment to FASB
Statements No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for fiscal years ending after December 15, 2002. The Corporation will continue to disclose in accordance with APB 25 and as such will enhance the footnote disclosure as required under this new standard effective March 31, 2003. The Corporation does not expect the Statement will result in a material impact on its financial position or results of operations.

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

General
-------

     Horizon Financial was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank, effective October 13, 1995. Effective June 19, 1999 the Corporation completed the acquisition of Bellingham Bancorporation, whose wholly-owned subsidiary, Bank of Bellingham, was merged with and into Horizon Bank. At December 31, 2002, the Corporation had total assets of $811.2 million, total deposits of $644.3 million and total equity of $106.4 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth herein, including the consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

     The Bank's operations are conducted through 15 full-service office facilities, located in Whatcom, Skagit and Snohomish counties in Northwest Washington. The acquisition of Bellingham Bancorporation increased Horizon Financial's and Horizon Bank's presence in Whatcom County. During fiscal 2000, the Bank purchased a bank site in Marysville, which will provide potential additional growth opportunities. In Fiscal 2002, the Bank acquired a bank site in Lynnwood, Washington. The Bank is currently working on remodeling and upgrading this building, and anticipates opening for business in the first quarter of 2003. Future plans for the Bank include the opening of loan centers in Snohomish and Everett during the first quarter of 2003.

Operating Strategy
------------------

     The primary business of the Bank is to acquire funds in the form of deposits and wholesale funds, and to use the funds to make consumer, real estate and commercial loans in the Bank's primary market area. In addition, the Bank invests in a variety of investment grade securities including, but not necessarily limited to U.S. Government and federal agency obligations, mortgage-backed securities, corporate debt, equity securities, and municipal securities. The Bank intends to continue to fund its assets primarily with retail deposits, although FHLB advances, and other wholesale borrowings, may be used as a supplemental source of funds.

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

     The Bank's business strategy is to operate as a well-capitalized, profitable and independent community bank, dedicated to commercial lending, home mortgage lending, consumer lending, small business lending and providing quality financial services to local personal and business customers. The Bank has sought to implement this strategy by: (i) focusing on commercial banking opportunities; (ii) continued efforts towards the origination of residential mortgage loans, including one- to- four family residential construction loans;
(iii) providing high quality, personalized financial services to individuals and business customers and communities served by its branch network; (iv) selling many of its fixed rate mortgages to the secondary market; (v) focusing on asset quality; (vi) containing operating expenses; and (vii) maintaining capital in excess of regulatory requirements combined with prudent growth.

Financial Condition
-------------------

     Total consolidated assets for the Corporation as of December 31, 2002, were $811,221,340, a 5.07% increase from the March 31, 2002, level of $772,062,906. This increase in assets was due primarily to the growth in available for sale investment securities, which increased 65.64% to $76,811,420 from $46,373,554 at March 31, 2002. The tables below display the characteristics of the AFS and HTM portfolios as of December 31, 2002:

                                           As of December 31, 2002
                                    -----------------------------------------
                                                                 Estimated
                                      Amortized        Net         Fair
                                        Costs      Gain/(Loss)     Value
                                    -------------  -----------  -------------
Available-For-Sale Securities
  State and political subdivisions
   and U.S. government agency
   securities                       $  40,920,015  $ 1,906,218  $  42,826,233
  Marketable equity securities          3,805,723    5,599,881      9,405,604
  Mutual funds                          5,000,000       15,106      5,015,106
  Corporate debt securities            18,615,593      948,884     19,564,477
  Mortage-backed securities and
   CMO's                               33,872,861      982,480     34,855,341
                                    -------------  -----------  -------------
     Total available-for-sale
      securities                      102,214,192    9,452,569    111,666,761
                                    -------------  -----------  -------------

Held-To-Maturity Securities
  State and political subdivisions
   and U.S. government agency
   securities                             369,254       30,124        399,378
  Mortgage-backed securities and
   CMO's                                3,114,461      228,760      3,343,221
                                    -------------  -----------  -------------
     Total held-to-maturity
      securities                        3,483,715      258,884      3,742,599
                                    -------------  -----------  -------------
     Total securities               $ 105,697,907  $ 9,711,453  $ 115,409,360
                                    =============  ===========  =============

                                     Maturity Schedule of Securities
                           --------------------------------------------------
                              Available-For-Sale          Held-To-Maturity
                           -------------------------- -----------------------
                            Amortized     Estimated   Amortized    Estimated
                               Cost       Fair Value     Cost      Fair Value
                           ------------  ------------ ----------- -----------
Maturities:
  One year                 $  7,617,490  $  7,675,632 $     3,505 $     3,721
  Two to five years          70,377,722    73,275,284     563,445     605,018
  Five to ten years             525,391       538,880   2,582,053   2,754,787
  Over ten years             14,887,866    15,756,255     334,712     379,073
                           ------------  ------------ ----------- -----------
                             93,408,469    97,246,051   3,483,715   3,742,599
                           ------------  ------------ ----------- -----------
Mutual funds and
 Marketable equity
 securities (liquid)          8,805,723    14,420,710           -           -
                           ------------  ------------ ----------- -----------
Total investment
 securities                $102,214,192  $111,666,761 $ 3,483,715 $ 3,742,599
                           ============  ============ =========== ===========

     Total liabilities also increased slightly to $704,864,379 at December 31, 2002, from $671,463,315 at March 31, 2002. This increase in liabilities was due in large part to the growth in deposits, which increased 2.47% to $644,295,514 from $628,782,470 at March 31, 2002. The following is an analysis of the deposit portfolio by major type of deposit:

A comparative summary of deposits at December 31, 2002 and March 31, 2002 follows:

                                        December 31         March 31
                                      -------------     --------------

Demand deposits
  Savings                             $  36,574,413      $  35,262,865
  Checking                               59,201,731         52,336,378
  Checking (noninterest-bearing)         29,500,027         22,915,124
  Money Market                          124,549,869        121,666,173
                                      -------------     --------------
                                        249,826,040        232,180,540
                                      -------------     --------------

Time certificates of deposit
  Less than $100,000                    265,502,339        272,739,558
  Greater than or equal to $100,000     128,967,135        123,862,372
                                      -------------     --------------
                                        394,469,474        396,601,930
                                      -------------     --------------
Total deposits                        $ 644,295,514     $  628,782,470
                                      =============     ==============

     Also contributing to the growth was an increase in other borrowed funds to $43,765,515 at December 31, 2002, from $29,120,729 at March 31, 2002.
During the quarter, the Bank took out an additional $4,000,000 in borrowings from the Federal Home Loan Bank to help control interest rate risk and support the growth in assets.

     Shareholder equity at December 31, 2002 increased 5.72% to $106,356,961 from $100,599,591 at March 31, 2002. This increase was due primarily to the increase in net income of $9,076,023 less dividends paid and shares repurchased. Also contributing to this increase was the change accumulated other comprehensive income to $6,238,695 at December 31, 2002 from $4,151,710 at March 31, 2002. The declining interest rates throughout the year resulted in an increased value of the Bank's AFS security portfolio as shown in the table above. The Corporation remains strong in terms of its capital position, with a shareholder equity-to-assets ratio of 13.11% at December 31, 2002, compared to 13.03% at March 31, 2002.

Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At December 31, 2002, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $85,958,864.

     As of December 31, 2002, the total book value of investments and mortgage-backed securities was $105,697,907 compared to a market value of $115,409,360 with an unrealized gain of $9,711,453. As of March 31, 2002 the total book value of investments and mortgage-backed securities was $74,850,129, compared to a market value of $81,336,830 with an unrealized gain
of $6,486,701.   The Bank foresees no factors that would impair its ability to hold debt securities to maturity.

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

     Shareholder's equity as of December 31, 2002 was $106,356,961, or 13.11% of assets, compared to $100,599,591, or 13.03% of assets at March 31, 2002. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of December 31, 2002 was 19.38%, compared to 20.26% as of March 31, 2002. These figures are well above the well-capitalized minimum of 10% set by the FDIC.

     The Corporation has been in various buy-back programs since August 1996. At its October 24, 2000 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 1,121,250 shares, as restated) of the Corporation's outstanding Common Stock over a 24 month period. In total, the Corporation repurchased 769,059 shares under this plan at an average price of $9.88.

     At its October 22, 2002 meeting, the Board of Directors authorized it's fourth repurchase plan, allowing the repurchase of up to 10% (approximately 1,065,000 shares) of the Corporation's outstanding Common Stock over a 12 month period. During the quarter ended December 31, 2002, the Corporation repurchased 32,800 shares at an average price of $12.15.

     Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock is perceived to contribute to the
overall growth of shareholder value.   The number of shares of stock that will
be repurchased and the price that will be paid is the result of many factors, several of which are outside of the control of the Corporation. The primary factors, however, are market and economic factors such as the price at which the stock is trading in the market, the number of shares available in the market; the attractiveness of other investment alternatives in terms of the rate of return and risk involved in the investment; the ability to increase the book value and/or earnings per share of the remaining outstanding shares, and the Bank's and the Corporation's liquidity and capital needs and regulatory requirements. Presently, it is management's belief that purchases made under the current Board approved plan will not materially affect the Bank's capital or liquidity position.

                         Comparative Results of Operations
                    For the Three Months and Nine Months Ended
                            December 31, 2002 and 2001


Net Interest Income
-------------------

     Net interest income for the three months ended December 31, 2002, increased 15.96% to $8,014,478 from $6,911,367 in the same time period of the previous year. Interest on loans for the quarter ended December 31, 2002, decreased 3.82% to $11,215,221, from $11,660,737. Included in these numbers are $638,998 and $428,401, respectively of deferred fee income as a result of loan paydowns, payoffs, and loans sold from the portfolio. The decrease in total interest on loans was due primarily to the overall decline in interest rates. Interest and dividends on investments and mortgage-backed securities increased 23.56% to $1,572,205, from $1,272,463 for the comparable quarter a year ago. This increase is due to the overall growth in the investment portfolio compared to the prior period. Total interest income decreased 1.13% to $12,787,426 from $12,933,200 due to the overall decline in interest rates.

     Total interest paid on deposits decreased 24.34% to $4,289,760 from $5,669,748. This decrease in interest expense is due to an overall decline in interest rates. Interest on borrowings increased to $483,188 during the quarter, compared to $352,085 for the comparable period one year ago. The increased expense in the current year was due to a higher level of borrowings outstanding. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

     Net interest income for the nine-month period ended December 31, 2002 increased 16.11% to $22,749,415 from $19,593,004 for the comparable period one year ago. Included in these numbers are $1,357,764 and $1,650,550, respectively of deferred fee income as a result of loan paydowns, payoffs, and loans sold from the portfolio. Total interest income decreased 6.40% to $37,851,895 from $40,438,005. Total interest expense for the nine-month period decreased 27.55% to $15,102,480 from $20,845,001 due to reasons stated above.

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

     The provision for loan losses was $1,050,000 for the quarter ended December 31, 2002 compared to $459,642 for the quarter ended December 31, 2001. This increase resulted from management's ongoing analysis of changes in loan portfolio composition by collateral categories, overall credit quality of the portfolio, peer group analysis, and current economic conditions. The reserve for loan losses was $7,481,630, or 1.30% of loans receivable at December 31, 2002, compared to $5,759,596, or 1.02% of loans receivable at December 31, 2001. The increased allowance level resulted from continued loan portfolio growth in the higher-risk lending categories of commercial and multi-family construction/permanent loans and business loans during the period, which comprised $346.4 million, or 60.3% of the portfolio at December 31, 2002, versus $263.9 million, or 46.7% at December 31, 2001. The following is an analysis of the loan portfolio by major type of loans:

                                            December 31,       March 31,
                                               2002              2002
                                           -------------     -------------
First mortgage loans
  1-4 Family                               $ 390,276,950     $ 493,097,739
  1-4 Family construction                     28,792,747        29,958,286
  Less participations                       (169,111,932)     (228,874,332)
                                           -------------     -------------
      Net first mortgage loans               249,957,765       294,181,693
  Construction and land development           82,020,140        55,746,760
  Residential commercial real estate          51,433,297        28,603,971
  Non-residential commercial real estate     156,554,949       169,696,803
  Commercial loans                            54,092,049        37,844,119
  Home equity secured                         24,003,706        18,873,309
  Other consumer loans                         6,375,301         5,263,284
                                           -------------     -------------
      Subtotal                               374,479,442       316,028,246
                                           -------------     -------------
      Subtotal                               624,437,207       610,209,939
                                           -------------     -------------

Less:
  Undisbursed loan proceeds                  (37,277,495)      (30,406,272)
  Deferred loan fees                          (5,110,306)       (5,612,704)
  Allowance for loan losses                   (7,481,630)       (5,887,482)
                                           -------------     -------------
                                           $ 574,567,776     $ 568,303,481
                                           =============     =============

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

     As of December 31, 2002, there were 8 loans in the Bank's portfolio over 90 days delinquent and two loans on non accrual status. At December 31, 2002 total non-performing loans were $1,171,722. Real estate owned at December 31, 2002 totaled $946,260. Total non-performing assets represented .26% of total assets at December 31, 2002 compared to $1,033,548 or .14% of total assets at December 31, 2001.

                                             As of December 31,
Non-Performing Assets                         2002         2001
                                          -----------   -----------

Accruing loans - 90 days past due         $   929,085   $   418,257
Non-accrual loans                             242,637             -
                                          -----------   -----------
Total non-performing loans                  1,171,722       418,257
Total non-performing loans/gross loans           0.20%         0.07%
Real estate owned                             946,260       615,291
                                          -----------   -----------
Total non-performing assets                 2,117,982     1,033,548
                                          -----------   -----------
Total non-performing assets/total assets         0.26%         0.14%


Non Interest Income
-------------------

     Non interest income for the three months ended December 31, 2002, increased 59.55% to $2,251,533 from $1,411,141 for the same time period a year ago. Service fee income increased 18.37% to $784,204 from $662,477. The net gain/loss on the sale of loans servicing released increased to $913,997 from $623,243 in the comparable period one year ago. The recent low mortgage rate environment was the primary reason for this increase over the prior year. In February of 2001, the Bank began selling many of its new long-term fixed rate mortgages into the secondary market on a servicing released basis.
Separately, the net gain/loss on the sale of loans on a servicing retained basis (loans sold from the Bank's portfolio) showed a slight gain of $4,470 during the quarter, compared to a gain of $-0- in the comparable period one year ago. When the Bank sells loans, the gains or losses related to the loan balances and the prices received in the secondary market are reflected as non-interest income. Other non-interest income for the quarter increased 337.62% to $548,862 from $125,421. The primary reason for the increase in fiscal 2003 is the recognition of income related to approximately $10.0 million in bank-owned life insurance which was acquired in late March and early April 2002. Also contributing to the increase in fiscal 2003 was the recognition of approximately $145,000 in commercial loan origination fees.

     Non interest income for the nine months ended December 31, 2002 increased 55.11% to $5,282,537 from $3,405,667. The net gain/loss on the sale of loans servicing released increased to $1,841,420 from $1,169,901 in the comparable period one year ago. The net gain/loss on the sale of loans on a servicing retained basis (loans sold from the Bank's portfolio) showed a gain of $99,766 during the nine-months ended December 31, 2002, compared to a loss of $252,984 in the prior period. The primary reasons for these differences year over year are discussed above in the discussion of the quarterly results. The net gain/loss on sales of investment securities decreased 65.14% to $62,258 from $178,617 for the comparable period one year ago. The gains in these periods were due primarily to the sale of selected common stocks and mortgage backed securities from the Bank's available for sale investment portfolio. Other non interest income for the nine-month period increased 230.06% to $1,348,018 from $408,411, due primarily to the reasons stated in the quarterly discussion above regarding the bank-owned life insurance, commercial loan origination fees, and the recognition of approximately $40,000 gain on the sale of real estate owned in April 2002.

Non Interest Expense
--------------------

     Non interest expense for the three months ended December 31, 2002, increased 12.50% to $4,281,989 from $3,806,198. Compensation and employee benefits increased 21.90% for the quarter ended December 31, 2002, to $2,306,854 from $1,892,475. The increase in compensation and employee benefits during the quarter ended December 31, 2002 was primarily due to the overall growth in employment at the Bank, including key additions to staff as the Bank continues its efforts to enhance its commercial banking expertise, along with additional staff for the Lynnwood office. Building occupancy for the quarter ended December 31, 2002 increased slightly to $580,736 from $566,143. Data processing expenses increased 1.10% to $250,764 from $248,042. Advertising and marketing expenses for the quarter ended December 31, 2002 decreased 14.78% to $183,740 from $215,600. Other non-interest expense increased 8.59% to $959,895 from $883,938 due to the overall growth of the Bank, and various expenses related to the creation and implementation of the Horizon Bank brand.

     Non interest expense for the nine months ended December 31, 2002 increased 16.63% to $12,809,729 from $10,982,924. Compensation and employee benefits increased 22.16% to $6,917,653 from $5,662,916. Building occupancy expenses for the nine months increased slightly to $1,766,199 from $1,702,812. Other expenses increased 19.51% to $2,804,183 at December 31, 2002 compared to $2,346,338 for the prior period due primarily to the reasons stated in the discussion above regarding the quarterly results.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At December 31, 2002, the Corporation had no off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At December 31, 2002, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2002.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer, and several other members of the Corporation's senior management within the 90-day period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls
----------------------------

     In the quarter ended December 31, 2002, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings
              Horizon Financial Corporation has certain litigation and/or negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Corporation's financial position or results of operation.

Item 2.     Changes in Securities and Use of Proceeds
              None

Item 3.     Defaults Upon Senior Securities
              None

Item 4.     Submission of Matters to a Vote of Security Holders
              None

Item 5.     Other Information
              None

Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits
            --------
            (3.1) Articles of Incorporation of Horizon Financial, Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 13,
                    1995)
            (3.2) Bylaws of Horizon Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
            (10.1) Amended and Restated Employment Agreement with V. Lawrence Evans (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31,
                    1996)
            (10.2) Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
            (10.3) 1986 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
            (10.4)  1995 Stock Option Plan (incorporated by reference to
                    Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
            (10.5) Bank of Bellingham 1993 Employee Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 33-88571))
            (10.6) Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002)
            (10.7) Severance Agreement with Richard P. Jacobson (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
            (10.8) Severance Agreement with Steven L. Hoekstra (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
            (99.1) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K:
            -------------------

              None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              HORIZON FINANCIAL CORP.



                              By:  V. Lawrence Evans
                                 -----------------------------
                                 V. Lawrence Evans
                                 Chairman, President, and
                                 Chief Executive Officer


                              By:  Richard P. Jacobson
                                 -----------------------------
                                 Richard P. Jacobson
                                 Chief Financial Officer


                              Dated:   February 13, 2003
                                    ---------------------

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


Date: February 13, 2003


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


Date: February 13, 2003


                             By:  /s/Richard P. Jacobson
                                  ----------------------------------------
                                  Richard P. Jacobson
                                  Chief Financial Officer, EVP

                              Exhibit 99.1

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
                    HORIZON FINANCIAL CORP.
         PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report of Form 10-Q, that:

      1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

      2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/ V. Lawrence Evans                         /s/ Richard P. Jacobson
---------------------------                   -----------------------------
V. Lawrence Evans                             Richard P. Jacobson
Chairman, President, and                      Chief Financial Officer
Chief Executive Officer

Dated:  February 13, 2003