Form 10-K
period 2003-03-31
HORIZON FINANCIAL CORP
filed 2003-06-19
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                             -------------------------

                                      FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended March 31, 2003         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number: 0-27062

                              Horizon Financial Corp.
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          Washington                                        91-1695422
-----------------------------------------------      -------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
 or organization)                                          I.D. Number)


1500 Cornwall Avenue, Bellingham, Washington                  98225
-----------------------------------------------      -------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:      (360) 733-3050
                                                     -------------------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                               ----

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $1.00 per share
                   ---------------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES   X    NO
                                                     -----    -----

     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-K or any amendments to this Form 10-K.  YES        NO   X
                                                    -----     -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).    YES   X    NO
                                            -----    -----

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Stock Market under the symbol "HRZB" on June 6, 2003, was $154,132,936 (9,937,649 shares at $15.51 per share).

                     DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders. (Parts II. and III).

                                   PART I

Item 1.  Business
-----------------

(a) General
    -------

     Horizon Financial Corp. ("Horizon Financial" or the "Corporation") was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank ("Horizon Bank" or the "Bank"), effective October 13, 1995. Effective June 19, 1999 the Corporation completed the acquisition of Bellingham Bancorporation, a $64.3 million, bank holding company for the Bank of Bellingham, which was merged with and into Horizon Bank. At March 31, 2003, the Corporation had total assets of $819.9 million, total deposits of $646.7 million and total equity of $106.2 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

     The Bank was organized in 1922 as a Washington State chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979, the Bank converted to a Washington State chartered mutual savings bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). On August 12, 1986, the Bank converted to a state chartered stock savings bank under the name "Horizon Bank, a savings bank." The Bank became a member of the Federal Home Loan Bank ("FHLB") of Seattle in December 1998. Effective March 1, 2000, the Bank changed its name to its current title, "Horizon Bank."

     The Bank's operations are conducted through 16 full-service office facilities, located in Whatcom, Skagit and Snohomish counties in Northwest Washington. The acquisition of Bellingham Bancorporation in June 1999 increased Horizon Financial's and Horizon Bank's presence in Whatcom County. During fiscal 2000, the Bank purchased a bank site in Marysville, which will provide additional growth opportunities. In fiscal 2002, the Bank acquired a bank site in Lynnwood, Washington, which was remodeled and opened for business in March 2003. Future plans for the Bank include the opening of commercial loan centers in Bellingham, Snohomish and Everett during the first quarter of fiscal 2004.

     The Corporation has had various buy-back programs since August 1996. At its October 2000 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 1,121,250 shares, as restated) of the Corporation's outstanding common stock ("Common Stock") over a 24 month period. In total, the Corporation repurchased 769,059 shares under the plan at an average price of $9.88 per share.

     At its October 22, 2002 meeting, the Board of Directors authorized its fourth repurchase plan for up to 10% (approximately 1,065,000, as restated) of the Corporation's outstanding common stock over a 12 month period. During the fiscal year ended March 31, 2003, the Corporation repurchased 195,700 shares of its Common Stock at an average price of $14.16 per share.

Recent Developments
-------------------

     Recently Issued Accounting Standards.   In November 2002, the Financial
Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by sellers or guarantors of products and services, as well as those entities guaranteeing the financial performance of others. The Interpretation further clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of the Interpretation are effective on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The Corporation believes that its disclosures with regards to these matters are adequate as of March 31, 2003.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. The Interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks
that were previously dispersed.   This Interpretation applies immediately to
variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. Implementation of this statement did not result in a material impact on its financial position or results of operations.

     In April of 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for heding activities under FASB No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for certain contracts entered into or modified after June 30, 2003, and for certain hedging relationships designated after June 30, 2003. Implementation of this statement is not expected to have an impact on the Corporation's financial condition or results of operations.

Lending Activities
------------------

     General. The Bank's loan portfolio, net totaled $582,269,145 at March 31, 2003, representing approximately 71.02% of its total assets. On that date, 34.52% of total outstanding loans consisted of loans secured by mortgages on single family residential properties, 3.58% of the loans consisted of loans secured by two-to- four unit residential properties, 9.78% of total outstanding loans consisted of loans secured by mortgages on over four unit residential properties, and 38.04% of total outstanding loans consisted of commercial loans and commercial real estate loans. The balance of the Bank's outstanding loans at that date consisted of secured and unsecured consumer loans and loans secured by savings deposits.

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

                                                            At March 31,
                              ----------------------------------------------------------------------------
                                  2003            2002           2001            2000             1999
                              ------------   ------------   ------------     ------------     ------------
Type of Loan:
First mortgage loans:
  One-to-four family......... $350,487,597   $493,097,739   $619,394,856    $ 606,702,881    $ 564,394,944
  One-to-four family
    construction.............   28,035,560     29,958,286     26,715,987       25,911,941       23,817,577
  Participations sold........ (137,172,801)  (228,874,332)  (246,582,822)    (176,537,497)    (163,526,986)
                              ------------   ------------   ------------     ------------     ------------
      Subtotal...............  241,350,356    294,181,693    399,528,021      456,077,325      424,685,535

  Commercial construction/
    land development.........   66,111,738     55,746,760     30,364,368       18,716,744        2,505,484
  Residential commercial
    real estate..............   56,929,901     28,603,971     24,186,903       21,999,357       18,158,927
  Nonresidential commercial
    real estate..............  182,157,758    169,696,803    139,232,200       88,322,611       74,120,509
  Commercial loans...........   54,132,254     37,844,119     20,221,122       14,472,300       19,293,804
  Home equity secured........   22,729,371     18,873,309     19,834,618       16,952,862       13,499,198
  Other consumer loans.......    6,886,950      5,263,284      2,530,851        4,829,230        5,216,800
                              ------------   ------------   ------------     ------------     ------------
      Subtotal...............  630,298,328    610,209,939    635,898,083      621,370,429      557,480,257

Less:
  Deferred loan fees.........   (4,844,929)    (5,612,704)    (6,745,573)      (7,397,782)      (7,203,886)
  Loan loss reserve..........   (8,506,133)    (5,887,482)    (4,976,670)      (4,757,152)      (4,463,305)
  Loans in process...........  (34,678,121)   (30,406,272)   (26,793,487)     (19,631,956)     (12,163,897)
                              ------------   ------------   ------------     ------------     ------------
                              $582,269,145   $568,303,481   $597,382,353     $589,583,539     $533,649,169
                              ============   ============   ============     ============     ============


     Loan Maturity.  The following table sets forth certain information at March 31, 2003 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity.
Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.  Loan balances are net of undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan
losses.


                                                        Due After
                                     Due Within         1 Through          Due Over
                                   One Year After     5 Years After      5 Years After
                                   March 31, 2003     March 31, 2003     March 31, 2003        Total
                                   --------------     --------------     --------------    -------------
                                                                 (In thousands)
Commercial, financial and
  agricultural.................       $ 73,647           $ 69,365           $104,765          $247,777
Real estate construction.......             --                 --             28,036            28,036
Real estate-mortgage,
  installment and other........         57,397             68,969            180,090           306,456
                                      --------           --------           --------          --------
     Total.....................       $131,044           $138,334           $312,891          $582,269
                                      ========           ========           ========          ========

     The following table sets forth the dollar amount of all loans due within one year after March 31, 2003 which have fixed interest rates and have floating or adjustable interest rates. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

                                                Adjustable
                                Fixed Rates        Rates         Total
                                -----------        -----         -----
                                              (In thousands)

Commercial, financial and
  agricultural...............    $108,440        $ 65,690      $174,130
Real estate construction.....      18,248           9,788        28,036
Real estate-mortgage,
  installment and other......     199,319          49,740       249,059
                                  -------        --------      --------
    Total....................    $326,007        $125,218      $451,225
                                  =======        ========      ========

     Residential Loans. The primary lending activity of the Bank has historically been the granting of conventional loans to enable borrowers to purchase existing homes or construct new homes. The Bank's real estate loan portfolio also includes loans on two-to-four family dwellings, multi-family housing (over four units), and loans made to purchase or refinance improved buildings to be used for residential housing. At March 31, 2003, approximately 41.90% of the Bank's total loan portfolio consisted of loans secured by residential real estate.

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

     The Bank presently originates both fixed-rate and ARMs secured by one-to-four family properties with a loan term not exceeding 30 years. Under certain conditions, ARM borrowers are allowed to convert beginning on the first interest rate change date and ending on the fifth interest rate change date from the date of the loan note. In addition, certain consumer safeguards are built into the ARM instruments used by the Bank. These safeguards include limits on annual and lifetime interest rate adjustments. The Bank generally originates these loans in accordance with guidelines established by the FHLMC. For the fiscal year ended March 31, 2003, adjustable mortgage loans totaled $45,556,130 or 14.44% of total originations as compared to $14,386,260 or 5.75% of total originations for the year ended March 31, 2002.

     Construction Loans. The Bank also provides construction financing for single-family dwellings and to a lesser extent makes land acquisition and development loans on properties intended for residential use. The interest rate charged by the Bank on these loans varies depending upon the type of security property and the creditworthiness of the borrower. At March 31, 2003, the Bank had $94,147,298, or 14.94% of total loans outstanding in construction loans, as compared to $85,705,046, or 14.05% of total loans at March 31, 2002. At March 31, 2003, $66,111,738 or 70.22% of the construction loan portfolio consisted of "speculative" construction loans (i.e., loans on dwellings for which there is not an underlying contract for sales).

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

     Multi-Family, Business and Commercial Loans. These types of loans constituted $293,219,913 or approximately 46.52% of Horizon Bank's loan portfolio at March 31, 2003. These loans include fixed rate and adjustable rate mortgages secured by apartment buildings (i.e., those containing five or more living units) and business and commercial properties. The Bank generally requires that such loans have a debt service coverage of 1.20 to 1 with a loan-to-value ratio not exceeding 80%. Fixed-rate loans generally have a three to 15-year loan term, with payments based upon a 15 to 30-year amortization schedule.

     At March 31, 2003, $120,493,651 of loans secured by income-producing properties have an interest rate which adjusts based upon changes in an index of United States Treasury securities published by the Board of Governors of the Federal Reserve System ("Federal Reserve") or other widely recognized indices.

     Multi-family residential and business and commercial real estate lending is generally considered to involve a higher degree of risk than permanent residential one-to-four family lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or the economy in general. Horizon Bank generally attempts to mitigate the risks associated with multi-family commercial and residential real estate lending by, among other things, lending on collateral located in its market area and generally to individuals who reside in its market.

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

     Horizon Bank actively markets consumer loans in order to provide a wider range of financial services to its customers and to achieve shorter terms and higher interest rates normally typical of such loans. At March 31, 2003, the Bank held $29,616,321 of consumer loans.

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

     Secured loan amounts typically do not exceed 90% of the value of the collateral, or 90% of the appraised value of the residence in the case of home equity loans.

     Loan Solicitation and Processing. The primary sources for loan originations are attributable to deposit customers, current borrowers, walk-in customers, and referrals from existing customers, real estate agents, and builders. The Bank does not actively utilize mortgage brokers in the origination of loans.

     The Bank accepts completed loan applications from all of its offices. Processing is substantially centralized in the main office of the Bank. Detailed information is obtained to determine the creditworthiness of the borrower and the borrower's ability to repay. The more significant items appearing on the applications and accompanying material are verified through the use of written credit reports, financial statements, and confirmations. After analysis of the loan application, supporting documents and the property to be pledged as loan security, including an appraisal of the property by either a staff appraiser or an independent fee appraiser, the application is forwarded to the Bank's Loan Committee. Loan approval requires the signatures of two members of the Loan Committee. The Loan Committee consists of officers of the Bank who are appointed by the Bank's Board of Directors. The Bank generally requires its mortgage notes to be co-signed individually by the principals on loans made to entities other than natural persons. Certain lending personnel have been given limited loan approval authority by the Board of Directors covering secondary market quality loans not exceeding 80% to value.

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

     The Bank is a qualified servicer for both FHLMC and Fannie Mae. The Bank's general practice is to close its fixed-rate, one-to-four family residential loans on FHLMC loan documents in order to facilitate future sales to the mortgage corporation as well as to other institutional investors. From time to time, depending upon interest rates and economic conditions, the Bank has sold participation interests in loans in order to provide additional funds for lending, to generate servicing fee income and to decrease the dollar amount of its intermediate and long-term fixed-rate loans. The sale of loans in the secondary mortgage market reduces the Bank's interest rate risk and allows the Bank to continue to make loans during periods when savings flows decline or funds are otherwise unavailable for lending purposes. As of March 31, 2003, the Bank was servicing loans for others aggregating approximately $140,535,316 for which it generally receives a fee payable monthly of 0.25% to 0.375% per annum of the unpaid balance of each loan. In February 2001, the Bank began selling much of its current loan production on a servicing released basis, and plans to continue doing so for many of the long-term fixed rate loan originations. All sales of loan interests by the Bank are made without right of recourse to the Bank by the buyer of the loan interests in the event of default by the borrower.

     Loan Commitments. The Bank is a party to financial instruments with off-balance-sheet risk (loan commitments) made in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. Loan commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those commitments reflect the extent of the Bank's exposure to credit loss from these commitments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment; and income-producing commercial properties.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at March 31, 2003.

     The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of the dates indicated.

                                                As of March 31,
                                               ------------------
                                               2003          2002
                                               ----          ----

  Commitments to extend credit............ $58,878,487   $36,331,803
  Credit card arrangements................   7,385,414     6,896,030
  Standby letters of credit...............   1,263,217       348,463

     Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives loan origination fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower at the closing of the loan.

     The Bank's loan origination fees are generally 0% to 2.5% on conventional residential mortgages and 1.0% to 2.0% for commercial real estate loans. The total amount of deferred loan origination fees and unearned discounts at March 31, 2003 was $4,844,929. Any unamortized loan fees are recognized as income at the time the loan is sold or paid off.

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

     Loan Modifications. The Bank offers a loan modification program to assist existing customers who are considering refinancing their home loans. For a fee the Bank will modify customers' loans under the program. No new principal is required and only the interest rate and payment amounts are changed. All other terms and conditions remain the same. In fiscal 2003, the Bank modified $66,288,304 of real estate loans, compared to $14,968,652 in fiscal 2002.

     Delinquent Loans, Loans in Foreclosure and Foreclosed Property. Loans are defined as delinquent when any payment of principal and/or interest is past due. While the Bank generally is able to work out a satisfactory repayment schedule with a delinquent borrower, the Bank will undertake foreclosure proceedings if the delinquency is not otherwise resolved within 90 days. Property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until such time as it is sold or otherwise disposed of. At March 31, 2003, the Bank had nine loans over 90 days delinquent and two loans on nonaccrual status. At March 31, 2003 total non-performing loans were $591,966. Real estate owned at March 31, 2003 totaled $1,072,341. Total non-performing assets represented $1,664,307, or 0.20% of total assets at March 31, 2003. Management does not anticipate incurring material losses from these loans.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                 At March 31,
                             ----------------------------------------------
                             2003       2002      2001       2000      1999
                             ----       ----      ----       ----      ----

Non-accrual loans........ $ 242,451  $     -- $      --  $  455,000 $      --
Loans 90 days or more
 delinquent and
 accruing interest.......   349,515   618,346   832,299     456,729   383,000
Restructured loans.......        --        --        --          --        --
Real estate acquired
  through foreclosure.... 1,072,341   339,429        --     323,468        --
                         ----------  --------  --------  ----------  --------
   Total.................$1,664,307  $957,775  $832,299  $1,235,197  $383,000
                         ==========  ========  ========  ==========  ========
As a percentage of
 net loans...............      0.29%     0.17%     0.14%       0.21%     0.07%
As a percentage of
 total assets............      0.20%     0.12%     0.11%       0.17%     0.06%

     Additional interest income which would have been recorded had nonaccruing loans been current in accordance with their original terms was immaterial as of March 31, 2003. No interest income was recorded on nonaccrual loans for the year ended March 31, 2003.

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

     The Bank maintains an allowance for credit losses sufficient to absorb losses inherent in the loan portfolio. The Bank has established a systematic methodology to ensure that the allowance is adequate. The Bank reviews the following information, on a quarterly basis, to estimate the necessary additions to its loan loss reserve:

     . All loans classified during the previous analysis. Current information as to payment history, or actions taken to correct the deficiency are reviewed, and changes are made, as appropriate. If conditions have not improved, the loan classification is reviewed to ensure that the appropriate action is being taken to mitigate loss.

     .    All loans past due on scheduled payments.   The Bank reviews all
          loans that are past due 30 days or more, taking into consideration the borrower, nature of the collateral and its value, the circumstances that have caused the delinquency, and the likelihood of the borrower correcting the conditions that have resulted in the delinquent status.

     . Composition of the Bank's portfolio. The Bank also analyzes its mix of loans when establishing appropriate allowances for loan losses. For example, reserves for losses on the Bank's one-to-four family mortgage portfolio (on a percentage basis) are lower than the percentage reserve estimates for commercial or credit card loans. Therefore, the Bank's allowance for loan losses is likely to change, as the composition of the Bank's loan portfolio changes.

     . Current economic conditions. The Bank takes into consideration economic condition in its market area, the state's economy, and national economic factors that could influence the quality of the loan portfolio in general.

     . Trends in the Bank's delinquencies. Prior period statistics are reviewed and evaluated to determine if the current conditions warrant changes to the Bank's loan loss allowance.

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

     . One- to Four-Family Residential - Market conditions in the Bank's primary market area have, over the long term, supported a stable or increasing market value of real estate. Absent an overall economic downturn in the economy, experience in this portfolio indicates that losses are minimal provided the property is reasonably maintained, and marketing time to resell the property is relatively short.


     . Multi-Family Residential - While there have been minimal losses taken in this segment of the portfolio, the rental market is
          susceptible to the effects of an economic downturn.   While the Bank
          monitors loan-to-value ratios, the conditions that would create a default would carry through to a new owner which may require that the Bank discount the property or hold it until conditions improve.

     . Commercial Real Estate - As with multi-family loans, the classifi-cation of commercial real estate loans closely corresponds to economic conditions which will limit the marketability of the property, resulting in higher risk than a loan secured by a single-family residence. Commercial real estate loans have historically been assigned higher reserve levels than one-to-four family residential loans, but lower than commercial business loans.

     . Commercial Business Loans - These types of loans carry a higher degree of risk, relying on the ongoing success of the business to
          repay the loan.   Collateral for commercial credits is often
          difficult to secure, and even more difficult to liquidate in the event of a default. If a commercial business loan demonstrates any credit weakness, the reserve is increased to recognize the additional risk.

     . Consumer Loans - The consumer loan portfolio has a wide range of factors, determined primarily by the nature of the collateral and
          the credit history and capacity of the borrower.   The loans tend to
          be
          smaller in principal amount and secured by second deeds of trust, automobiles, boats, and other vehicles. Loans for automobiles, boats, and other vehicles, generally experience higher than average wear in the environment and hold a higher degree of risk of loss in the event of repossession.

     . Unsecured Credit Cards - Due to the unsecured nature of these accounts, these types of loans represent the highest degree of risk. The Bank, therefore, uses a higher percentage factor than any other loan classification, when estimating future potential loan losses.

     Management believes that the allowance for loan losses at March 31, 2003 was adequate at that date. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

     The Bank established an allowance for losses for the year ended March 31, 2003 in the amount of $8,506,133 and $5,887,482 for the year ended March 31, 2002. The Bank's loan loss reserve as of March 31, 2003, was approximately 1.46% of net loans receivable.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                                         Year Ended March 31,
                                -------------------------------------------------------------------------
                                   2003          2002           2001             2000             1999
                                ----------    ----------     ----------       ----------       ----------
Allowance at beginning
  of period..................   $5,887,482    $4,976,670     $4,757,152       $4,463,305       $4,085,203
Provision for loan losses....    2,740,000     1,089,642        320,000          437,234          484,500
Recoveries:
  First mortgage loans.......           --            --             --               --               --
  Commercial loans...........           --            --             --               --               --
  Credit card loans..........        8,057         3,965          1,146              753               --
  Other consumer loans.......           --         4,300             --               --               --
                                ----------    ----------     ----------       ----------       ----------
    Total recoveries.........        8,057         8,265          1,146              753               --

Charge-offs:
  First mortgage loans.......           --       (27,800)       (60,000)         (89,750)         (50,000)
  Commercial loans...........      (53,915)     (147,642)       (21,505)         (10,773)         (40,000)
  Credit card loans..........      (71,780)       (5,410)       (20,123)         (42,896)         (16,398)
  Other consumer loans.......       (3,711)       (6,243)            --             (721)              --
  Total charge-offs..........     (129,406)     (187,095)      (101,628)        (144,140)        (106,398)

  Net charge-offs............     (121,349)     (178,830)      (100,482)        (143,387)        (106,398)
                                ----------    ----------     ----------       ----------       ----------
Allowance at end of period...   $8,506,133    $5,887,482     $4,976,670       $4,757,152       $4,463,305
                                ==========    ==========     ==========       ==========       ==========



                                                       (table continues on following page)

                                                         Year Ended March 31,
                                -------------------------------------------------------------------------
                                   2003          2002           2001             2000             1999
                                ----------    ----------     ----------       ----------       ----------

Allowance for loan losses
  as a percentage of total
  loans outstanding at the
  end of the period..........      1.35%         0.96%          0.78%            0.77%            0.80%

Net charge-offs as a
  percentage of average
  loans outstanding during
  the period ................      0.02%         0.03%          0.02%            0.02%            0.02%

Allowance for loan losses
  as a percentage of non-
  performing loans at
  end of period..............    511.09%       614.70%        597.94%          385.13%        1,165.35%


  The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                         At March 31,
                 ----------------------------------------------------------------------------------------
                        2003             2002               2001              2000             1999
                 ----------------  ----------------   ----------------  ----------------  ---------------
                           Percent          Percent            Percent           Percent          Percent
                          of Loans         of Loans           of Loans          of Loans         of Loans
                          in Each          in Each            in Each           in Each          in Each
                          Category         Category           Category          Category         Category
                          to Total         to Total           to Total          to Total         to Total
                 Amount    Loans   Amount   Loans     Amount    Loans   Amount    Loans   Amount   Loans
                 ------    -----   ------   -----     ------    -----   ------    -----   ------   -----
                                                         (Dollars in thousands)
Commercial,
 financial and
 agricultural..$6,365,123  74.8% $3,353,260  51.6% $1,922,537  37.4% $1,187,327  27.0% $1,457,155  24.5%
Residential
 real
 estate-
 mortgage...... 2,141,010  25.2   2,534,222  48.4   3,054,133  62.6   3,569,825  73.0   3,006,150  75.5

               ---------- -----   ---------- -----  ---------- -----  ---------- -----  ---------- -----
   allowance
   for loan
   losses......$8,506,133 100.0%  $5,887,482 100.0% $4,976,670 100.0% $4,757,152 100.0% $4,463,305 100.0%
               ========== =====   ========== =====  ========== =====  ========== =====  ========== =====


     The Bank had an allowance of $0, $50,000, $0, $0, and $0 for real estate acquired through foreclosure at March 31, 2003, 2002, 2001, 2000 and 1999.

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

     The amortized cost of the above investments at March 31, 2003 was $66,575,954 compared to a market value of $74,962,821. For further information concerning the Bank's investment securities portfolio, see Note 3 of the Notes to the Consolidated Financial Statements contained in the Corporation's Proxy Statement for the 2003 Annual Meeting of Stockholders ("Proxy Statement").

     The Bank also invests in mortgage-backed securities. At March 31, 2003, such securities had an amortized cost of $39,933,682 and a market value of $40,904,935.

     The following table presents the amortized cost of the Bank's investment securities portfolio and short-term investments. The market value of the Bank's investment securities portfolio at March 31, 2003 was approximately $115,867,756. This does not include interest-bearing deposits and cash equivalents.

                                                At March 31,
                                ----------------------------------------
                                  2003             2002            2001
                                --------         --------        -------
                                              (In thousands)
Investment securities:
 U.S. Government:
  Available for sale........   $  38,821        $  23,587      $   4,879
  Held to maturity..........         369              369            369
                                --------         --------        -------
                                  39,190           23,956          5,248
Asset-backed securities(1):
  Available for sale........      37,141           29,453         46,978
  Held to maturity..........       2,793            4,410          6,530
                                --------         --------        -------
                                  39,934           33,863         53,508
Other securities(2):
  Available for sale........      27,386           17,031         10,988
  Held to maturity..........          --               --             --
                                --------         --------        -------

                                  27,386           17,031         10,988
                                --------         --------        -------
   Total investments........     106,510           74,850         69,744
Interest bearing deposits
 and cash equivalents.......      75,013           83,962         24,508
                                --------         --------        -------
                                $181,523         $158,812        $94,252
                                ========         ========        =======
--------
(1)  Consists of mortgage-backed securities and CMO's.
(2)  Consists of corporate debt securities and marketable equity securities.

     At March 31, 2003, the Bank did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.

    The following table sets forth the scheduled maturities, amortized cost, market values and average yields for the Bank's investment securities at March 31, 2003.

                                                        At March 31, 2003*
                     --------------------------------------------------------------------------------------
                        One Year      One to Five    Five to Ten      More than             Total
                        or Less          Years          Years         Ten Years      Investment Securities
                     -------------   -------------   ------------   --------------   ----------------------
                     Amor-   Aver-   Amor-   Aver-   Amor-  Aver-   Amor-    Aver-   Amor-            Aver-
                     tized    age    tized   age     tized  age     tized    age     tized    Market  age
                     Cost    Yield   Cost    Yield   Cost   Yield   Cost     Yield   Cost     Value   Yield
                     ----    -----   ----    -----   ----   -----   ----     -----   ----     -----   -----
                                                      (Dollars in thousands)
U.S. Government,
agency securities,
state and political
subdivisions:
 Available for
   sale........... $ 2,091   4.14%  $33,881  4.34%  $2,198  3.03%  $   651   4.30%  $ 38,821 $ 40,709  4.25%
 Held to maturity.      --     --       369  4.30       --    --        --     --        369      402  4.30
                   -------   ----   -------  ----   ------  ----   -------   ----   -------- -------- -----
                     2,091   4.14    34,250  4.34    2,198  3.03       651   4.30     39,190   41,111  4.25
Mortgage-backed
securities:
 Available for
   sale...........     397   5.92    11,974  5.23    1,033  3.58    23,737   4.92     37,141   37,921  5.00
 Held to maturity.       3  12.85       188  7.65    2,241  6.39       361   9.19      2,793    2,984  6.84
                   -------   ----   -------  ----   ------  ----   -------   ----   -------- -------- -----
                       400   5.95    12,162  5.27    3,274  5.50    24,098   4.99     39,934   40,905  5.13

Other:
 Available for
   sale...........  11,822   5.00    14,573  2.04       --    --       991   6.20     27,386   33,852  3.47
 Held to maturity.      --     --        --    --       --    --        --     --         --       --    --
                    11,822   5.00    14,573  2.04       --    --       991   6.20     27,386   33,852  3.47
                   -------   ----   -------  ----   ------  ----   -------   ----   -------- -------- -----
 Total............ $14,313   4.90%  $60,985  3.98%  $5,472  4.51%  $25,740   5.02%  $106,510 $115,868  4.38%
                   =======   ====   =======  ====   ======  ====   =======   ====   ======== ======== =====
_____________________
*   At March 31, 2003, yields on the Bank's tax-exempt obligations had not been computed on a tax equivalent basis.


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

     The following table sets forth certain information concerning the deposits at the Bank.


                                              Year Ended March 31,
                                    2003                   2002                      2001
                             -----------------      ------------------       ------------------
                                      Weighted                Weighted                 Weighted
                             Average  Average       Average   Average        Average   Average
        Type                 Balance   Rate         Balance    Rate          Balance    Rate
-----------------------      -------   ----         -------    ----          -------    ----
                                               (Dollars in thousands)
Savings..................   $ 36,652   1.19%       $ 33,676    2.06%        $ 33,299    2.98%
Checking.................     82,516   0.60          69,457    0.82           60,360    1.20
Money Market.............    126,080   1.75          95,280    2.80           74,696    3.87
Time Deposits............    391,576   3.73         406,920    5.20          407,641    6.10
                            --------   ----        --------    ----         --------    ----
  Total..................   $636,824   2.79%       $605,333    4.14%        $575,996    5.09%
                            ========   ====        ========    ====         ========    ====


     The following table indicates the amount of the Bank's deposits by time remaining until maturity as of March 31, 2003 of $100,000 or more.

                                                Certificates
               Maturity Period                   of Deposit
      ---------------------------------          ----------
                                               (In thousands)

      Three months or less.............          $ 28,384
      Three through six months.........            28,234
      Six through twelve months........            22,903
      Over twelve months...............            50,096
                                                 --------
         Total.........................          $129,617
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

     The Bank's personal MMDA currently has a $1,000 minimum deposit and has a tiered pricing program, with interest rates that vary by account dollar balance -- $2,500, $10,000, $25,000, $50,000 and higher. The Bank's Business
MMDA has tiers of $2,500, $10,000, $50,000, $100,000 and higher, with a $1,000 minimum deposit. These accounts have no maturity requirements, no regulatory interest rate ceilings, and limited check writing privileges. The interest rates on these accounts are adjusted by the Bank periodically, based on money
market conditions.   The Bank currently has a $10,000 minimum deposit (ULT)
money market and has a tiered pricing program, with interest rates that vary by account dollar balance -- $10,000, $25,000, $50,000 and higher. The Bank also offers a $25,000 minimum deposit (ULT PLUS) money market and has a tiered pricing program, with interest rates that vary by account dollar balance -- $25,000, $50,000, $100,000 and higher. These accounts have no maturity requirements, no regulatory interest rate ceiling, and no check writing privileges. The interest rates on the account are adjusted by the Bank periodically or as dictated by money market conditions.

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

     Borrowings. In December 1998, the Bank joined the Federal Home Loan Bank of Seattle providing access to a variety of wholesale funding options. In addition, the Bank's security portfolio provides additional borrowing capacity in the reverse repurchase markets. The Bank also has other borrowed funds in the form of retail repurchase agreements. The agreements are collateralized by securities held by a safekeeping agent not under control of the Bank.
These advances are considered overnight borrowings bearing interest rates that fluctuate daily based on current market rates. At March 31, 2003, the Bank had $53.8 million in borrowings, compared to $29.1 million at March 31, 2002 and $22.9 million in borrowings during the year ended 2001. Access to these wholesale borrowings allows management to meet cyclical funding needs, and assists in interest rate risk management efforts.

     See Note 11 of the Notes to the Consolidated Financial Statements contained in the Corporation's Proxy Statement for borrowings by the Bank.

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

Personnel
---------

     At March 31, 2003, Horizon Bank employed 210 full-time and 30 part-time employees. Horizon Bank employees are not represented by any collective bargaining agreement. Management of Horizon Bank considers its relations with its employees to be good.

                       REGULATION AND SUPERVISION

The Bank
--------

     General. As a state-chartered, federally insured bank, Horizon Bank is subject to extensive federal and state regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. Horizon Bank is regularly examined by the FDIC and the Washington Department of Financial Institutions, Division of Banks, and files periodic reports concerning the Bank's activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of deposit accounts and the form and content of loan documents. The law and regulations of the State of Washington pertaining to banks and other corporations apply to the Bank. Among other things, those laws and regulations govern the Bank's investments and borrowings, loans, payment of interest and dividends, and establishment and relocation of branch offices.

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

     The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds, the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. Since 1997, the assessment rate for both SAIF and BIF deposits has ranged from zero to 0.27% of covered deposits. As a well capitalized bank, Horizon Bank qualified for the lowest rate on its deposits for 2003.

     In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly.

     Prior to 2000, the FICO assessment rate for BIF-insured deposits was one-fifth the rate applicable to deposits insured by the SAIF. Beginning in 2000, SAIF- and BIF-insured deposits were assessed at the same rate by FICO. As a result, BIF FICO assessments will be higher than in previous periods while SAIF FICO assessments will be lower. For the first quarter of 2003, the annualized rate was 1.68 cents per $100 of insured deposits. Because the Bank is insured under the BIF fund, the FICO assessments have increased since 2000 as compared to prior years.

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

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile. The Bank's leverage ratio was 12.44% as of March 31, 2003.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a pecentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.
Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. The Bank has calculated its total risk-based ratio to be 18.70% as of March 31, 2003, and its Tier 1 risk-based capital ratio to be 17.03%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.

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

     Federal Deposit Insurance Improvement Act ("FDICIA"). Horizon Bank has surpassed the $500 million asset threshold, and as such, is required to be compliant with the FDICIA originally enacted in 1991 and with enhanced provisions adopted in 1993. In general, FDICIA requires the Bank to conduct an annual independent audit of its financial statements, appoint an independent audit committee of outside directors, report on and assess management's responsibilities for preparing financial statements, and establish an internal control structure.

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

     Federal Home Loan Bank System. The FHLB of Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, the Bank is required to purchase and hold stock in the FHLB of Seattle in an amount equal to the greater of 1% of their aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding. As of March 31, 2003, Horizon Bank held stock in the FHLB of Seattle in the amount of $6,638,500. See "Business -- Savings Activities and Other Sources of Funds -- Borrowings."

     Federal Reserve System. The Federal Reserve Board requires (under "Regulation D") that all depository institutions, including savings banks, maintain reserves on transaction accounts and non-personal time deposits. These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must maintain reserves against net transaction accounts, in the amount of 3% on amounts of $37.3 million or less, plus10% on amounts in excess of $37.3 million. In addition, a bank may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements.
The amounts and percentages are subject to adjustment by the Federal Reserve. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of March 31, 2003, the Bank was in compliance with the Federal Reserve Bank's reserve requirements.

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

     The USA Patriot Act. In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

     Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

     - Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and
(iv) an independent audit function to test the anti-money laundering program.

     - Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations that provide for minimum standards with respect to customer identification at the time new accounts are opened.

      - Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

     - Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

     - Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

     During the first quarter of 2002 the Federal Crimes Enforcement Network (FinCEN), a bureau of the Department of Treasury, issued proposed and interim regulations to implement the provisions of Sections 312 and 352 of the USA
PATRIOT Act.   Final rules were issued May 9, 2003 and are effective June 9,
2003. Banks are expected to be fully compliant by October 1, 2003. To date, it has not been possible to predict the impact the USA PATRIOT Act and its implementing regulations may have on the Corporation and the Bank.

     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom, among others. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act").

     The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

     The Sarbanes-Oxley Act addresses, among other matters:

     .   audit committees;

     . certification of financial statements by the chief executive officer and the chief financial officer;

     . the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

     . a prohibition on insider trading during pension plan black out periods;

     .   disclosure of off-balance sheet transactions;

     .   a prohibition on personal loans to directors and officers;

     .   expedited filing requirements for Form 4s;

     . disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

     .   "real time" filing of periodic reports

     .   the formation of a public accounting oversight board;

     .   auditor independence; and

     . various increased criminal penalties for violations of securities laws.

     The Sarbanes-Oxley Act contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

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

     Capital Requirements. The Federal Reserve has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency's regulations. Under the Federal Reserve Board's capital guidelines, at March 31, 2003, the Corporation's levels of consolidated regulatory capital exceed the Federal Reserve's minimum requirements, as follows:

                                              Amount      Percent
                                              ------      -------
                                             (Dollars in thousands)

     Tier 1 Capital                          $ 99,608      12.46%
     Minimum Tier 1 (leverage) requirement     31,979       4.00
                                             --------      -----
     Excess                                  $ 67,629       8.46%
                                             ========      =====

     Risk-based capital                      $109,357      18.75%
     Minimum risk-based capital requirement    46,652       8.00
                                             --------      -----
     Excess                                  $ 62,705      10.75%
                                             ========      =====

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

     The Company has completed three of four stock repurchase plans. At its October 22, 2002 meeting, the Board of Directors authorized its fourth repurchase plan for up to 10% (approximately 1,065,000, as restated) of the Corporation's outstanding common stock over a 12 month period. During the fiscal year ended March 31, 2003, the Corporation repurchased 195,700 shares of its Common Stock under this plan. Repurchases in fiscal 2003 under all plans, totaled 410,350 shares of Common Stock, compared to the repurchase of
327,952 shares of Common Stock during the prior year.   As of June 6, 2003,
the Corporation has repurchased a total of 230,900 shares under the current plan.

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

                                           Net Book
                               Year      Value as of     Square    Leased/
                              Opened    March 31, 2003    Feet      Owned
                              ------    --------------    ----      -----

Bellingham Main Office.....    1971       $1,171,474     19,179     Owned
 1500 Cornwall Avenue
 Bellingham, WA 98225

Bellingham/Meridian........    1987          702,389      4,650     Owned
 4110 Meridian
 Bellingham, WA 98226

Ferndale Office............    1976          291,917      3,692     Owned
 Third and Main
 Ferndale, WA 98248

Lynden Office..............    1981          494,595      3,702     Owned
 Third and Grover
 Lynden, WA 98264

Blaine Office..............    1976          476,478      3,610     Owned
 Fourth & "H" Streets
 Blaine, WA 98230

Mount Vernon Office........    1976          247,232      3,275     Owned
 1503 Riverside Dr.
 Mount Vernon, WA 98273

Anacortes Office...........    1987          753,680      3,650     Owned
 1218 Commercial Avenue

 Anacortes, WA 98221

Snohomish Office...........    1987          128,967      1,388     Owned
 620 2nd Street
 Snohomish, WA 98290

                   (table continued on following page)

                                           Net Book
                               Year      Value as of     Square    Leased/
                              Opened    March 31, 2003    Feet      Owned
                              ------    --------------    ----      -----

Everett Office.............    1991           31,444      1,972     Leased
 909 S.E. Everett Mall Way
 #E-500
 Everett, WA 98208

Burlington Office..........    1994        1,084,983      3,980     Owned
 1020 S. Burlington Blvd
 Burlington, WA  98232

Edmonds Office.............    1994        2,153,615     15,265     Owned
 130 Fifth Avenue South
 Edmonds, WA  98020

Murphy's Corner Office.....    2000        1,750,564      3,720     Owned
 12830 Bothell Everett Hwy.
 Everett, WA 98208

Barkley Office.............    1999        3,184,166     14,691     Owned
 2122 Barkley Blvd.
 Bellingham, WA 98228

Holly Street Office........    1999          456,431      4,000     Owned
 211 E. Holly Street
 Bellingham, WA 98227

Alabama Office.............    1999          702,035      4,500     Owned
 802 Alabama Street
 Bellingham, WA 98228

Marysville (land only).....      --          635,737         --     Owned

Lynnwood Office (1)........    2003        1,668,547      4,230     Owned
 19405 44th Avenue W.
 Lynnwood, WA 98036

-----------
(1) Opened in March 2003.

     At March 31, 2003, the aggregate book value of the Corporation's premises and equipment was $15,934,254.

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

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
------------------------------------------------------------------------------

     Horizon Financial Corp.'s common stock is traded on The Nasdaq Stock Market under the symbol HRZB. The common stock began trading on the Nasdaq Stock Market at the time of Horizon's conversion to stock form in August 1986. The following table presents the high and low prices as reported by the Nasdaq Stock Market and dividends paid for the last two fiscal years. These prices represent quotations by the dealers and do not necessarily represent actual transactions, and do not include retail markups, markdowns or commissions.
The Corporation has approximately 4,900 stockholders.

                2003 Fiscal Year
                Quarter              High        Low      Dividend
                -----------------   ------      ------    --------

                Fourth              $15.70      $12.11     $0.115
                Third                12.48       10.21      0.115
                Second               12.80       10.00      0.110
                First                13.28        9.88      0.110

                2002 Fiscal Year
                Quarter              High        Low      Dividend
                -----------------   ------      ------    --------

                Fourth              $10.40       $8.96     $0.096
                Third                10.40        8.70      0.096
                Second               10.00        7.60      0.096
                First                 9.40        7.13      0.096

Dividend Policy
---------------

     Horizon Financial Corp. historically has paid cash dividends on its common stock. The Corporation must adhere to certain regulatory requirements governing the distribution of dividends, and there can be no assurance that the Corporation will continue to declare cash dividends in the future.

Item 6.  Selected Financial Data
--------------------------------
    The following table sets forth certain information concerning the financial position of the Bank at and for the dates indicated.

                                                               March 31,
                                     -------------------------------------------------------------
                                        2003        2002         2001         2000         1999
                                        ----        ----         ----         ----         ----
                                                            (In thousands)
Financial Condition Data:
------------------------
Total Assets......................   $819,872     $772,063     $729,736     $713,914     $668,116
Loans Outstanding.................    582,269      568,303      597,382      589,584      533,649
Cash and Investment Securities....    197,296      171,346      106,117       99,375      115,194
Deposits..........................    646,722      628,782      595,914      564,327      537,390
Borrowings........................     53,763       29,121       22,938       39,853       22,718
Stockholders' Equity..............    106,244      100,600       97,909       95,935       96,441



                                                        Year Ended March 31,
                                       -------------------------------------------------------------
                                        2003        2002         2001         2000         1999(1)
                                        ----        ----         ----         ----         -------
                                                           (In thousands)
Operating Data:
--------------
Interest Income...................    $50,229     $ 53,091     $ 55,837      $49,947      $48,119
Interest Expense..................    (19,461)     (26,541)     (32,239)     (26,257)     (25,267)
Net Interest Income...............     30,768       26,550       23,598       23,690       22,852
Other Income......................      7,408        4,614        2,951        2,851        3,175
Non-interest Expense..............    (17,346)     (14,891)     (13,756)     (13,243)     (11,357)
Provision for Loan Losses.........     (2,740)      (1,089)        (320)        (437)        (484)
Income (Loss) Before Taxes........     18,090       15,184       12,473       12,861       14,186
Federal Income Tax................     (5,950)      (5,130)      (4,202)      (4,180)      (4,844)
Net Income........................    $12,140     $ 10,054     $  8,271      $ 8,681      $ 9,342

Per Common Share:(2)
  Fully-diluted earnings..........      $1.12        $0.91        $0.72        $0.70        $0.75
  Dividends.......................       0.45         0.38         0.34         0.33         0.30(3)
  Equity..........................      10.07         9.35         8.84         8.06         7.90
  Weighted average shares
    outstanding................... 10,674,506   10,921,233   11,441,342   12,228,884   12,175,479
----------
(1)   Prior year numbers are restated to reflect the merger of Bellingham Bancorporation effective June 19,
      1999.
(2)   Restated for 15% stock dividend effective May 11, 2001 and 25% stock split effective July 23, 2002.
(3)   Prior year numbers based on shares outstanding prior to merger for each respective year.




Key Operating Ratios:
--------------------

     The table below sets forth certain performance ratios of the Bank for the periods indicated. These ratios are calculated based on month end balances.

                                                 At and for the
                                                Year Ended March 31,
                                            ----------------------------
                                            2003        2002        2001
                                            ----        ----        ----
Return on average assets (net income
  divided by average total assets)........  1.52%       1.35%       1.14%

Return on average equity (net income
  divided by average equity).............. 11.69       10.14        8.58

Dividend payout ratio (dividends declared
  per share divided by fully-diluted
  earnings per share...................... 40.18       42.11       46.38

Equity to assets ratio (average equity
  divided by average total assets)........ 13.02       13.29       13.43

Interest rate spread (difference between
  average yield on interest-earning
  assets and average cost of interest
  bearing liabilities)....................  3.96        3.36        2.89

Net yield on earning assets (net interest
  income as a percentage of average
  interest earning assets)................  4.20        3.78        3.42

Efficiency ratio.......................... 45.44       47.78       51.82

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

     The financial statements contained in the Proxy Statement which are listed under Item 15 herein, are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

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

     The executive officers of the Corporation and the Bank are as follows:

Name                  Age                       Position
-------------------  ----  ---------------------------------------------------

V. Lawrence Evans     56   Chairman of the Board, Chief Executive Officer and
                           President of the Corporation; and Chairman of the Board and Chief Executive Officer of the Bank (1)

Dennis C. Joines      53   President, Chief Operating Officer and Director of
                           the Bank; Executive Vice President and Director of the Corporation

Richard P. Jacobson   40   Vice President and Secretary of the Corporation and
                           Executive Vice President and Secretary of the Bank

A.R. (Gus) Ayala      53   Senior Vice President of the Bank

Tammy D. Barnett      43   Senior Vice President of the Bank

Karla C. Lewis        56   Senior Vice President of the Bank

Steve L. Hoekstra     52   Executive Vice President of the Bank

Kelli J. Holz         34   Vice President of the Corporation and the Bank

                          (footnote on following page)

-------------
(1) Effective April 23, 2002, Dennis C. Joines, was named President and Chief Operating Officer of Horizon Bank. V. Lawrence Evans, who has served as President of Horizon Bank since 1990 continues to serve as Chairman of the Board and Chief Executive Officer of Horizon Bank and Chairman of the Board, President and Chief Executive Officer of Horizon Financial Corp.

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

     RICHARD P. JACOBSON has worked for the Bank for 16 years and was appointed Vice President/Finance and Corporate Secretary in December 1994. In March 1998, Mr. Jacobson was appointed Senior Vice President of the Bank. In March 2000, he was appointed Executive Vice President of the Bank.

     A.R. (GUS) AYALA joined the Bank pursuant to the merger of Bellingham Bancorporation effective June 19, 1999. He served as Chief Financial Officer for the Bank of Bellingham from September 1997 until completion of the merger. Previously, he was Senior Vice President with a commercial bank in Lompoc, California. He is currently Senior Vice President, and Operations Manager for the Bank.

     TAMMY BARNETT joined the Bank in 1994. From 1994 to March 2003, she was the Branch Manager of the Burlington office. She was appointed Vice President in March 2002. In March 2003, she was appointed Senior Vice President, and is currently the Bank's Mortgage Loan Operations Manager.

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

     STEVE L. HOEKSTRA joined the Bank in June, 2002. Mr. Hoekstra has 25 years of experience in the local commercial banking industry. Most recently, he led the Bellingham commercial and retail team for Frontier Bank. Prior to that, Mr. Hoekstra was employed for 22 years by SeaFirst/Bank of America, where his titles included Commercial Credit Administrator, Sales Team Leader, Equipment Financing and Leasing Specialist and Dealer Banking.

Item 11.  Executive Compensation
--------------------------------

     Information regarding management compensation and transactions with management and others is incorporated by reference to the section captioned "Proposal I -- Election of Directors" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

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

     Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Corporation's equity compensation plans as of March 31, 2003.


                                                                            (c)
                                                                    Number of securities
                                      (a)             (b)           remaining available
                           Number of securities  Weighted-average   for future issuance
                            to be issued upon     exercise price        under equity
                               exercise of        of outstanding     compensation plans
                           outstanding options,  options, warrants  (excluding securities
Plan category              warrants and rights      and rights      reflected in column (a))
-------------------------  -------------------   -----------------  ------------------------

Equity compensation
plans approved by
security holders:
  Option plan.............        455,408           $8.00                   8,548

Equity compensation
plans not approved by
security holders..........             --             --                      --




     (c)  Changes in Control

     The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     The information contained under the section captioned "Voting Securities and Principal Holders Thereof" in the Proxy Statement is incorporated herein by reference.

Item 14.  Controls and Procedures
---------------------------------

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management within the 90-day period preceding the filing date of this annual report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: In the year ended March 31, 2003, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

Item 15.  Principal Accountant Fees and Services
------------------------------------------------

     The information contained under the section captioned "Auditors" in the Proxy Statement is incorporated herein by reference.

                               PART IV

Item 16.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a)  (1)  Financial Statements.
               --------------------

               Independent Auditor's Report*
               Consolidated Statement of Financial Position, March 31, 2003
                 and 2002*
               Consolidated Statement of Income for the years ended  March 31,
                 2003, 2002 and 2001*
               Consolidated Statement of Stockholders' Equity  for the years ended March 31,2003, 2002 and 2001*
               Consolidated Statement of Cash Flows for the years ended March
                 31, 2003, 2002 and 2001*

               Notes to Consolidated Financial Statements*

-------------
* Contained in the Corporation's Proxy Statement and incorporated herein by reference.

          (2) All required financial statement schedules are included in the Notes to Consolidated Financial Statements contained in the Corporation's Proxy Statement.

     (b) No current reports on Form 8-K were filed by the Corporation during the three months ended March 31, 2003.

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

         (10.8)    Severance Agreement with Steve Hoekstra (incorporated by
                     reference to the Registrant's Current Report on Form 8-K dated June 20, 2002)
         (21)      Subsidiaries of the Registrant
         (23)      Consent of Independent Auditors
         (99)      Certification Pursuant to Section 906 of the Sarbanes-Oxley
                     Act of 2002

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

                                            HORIZON FINANCIAL CORP.

 Date:  June 19, 2003                       By: /s/ V. Lawrence Evans
                                            ----------------------------
                                            V. Lawrence Evans
                                            Chairman of the Board, Chief
                                            Executive Officer, and President
                                            (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/V. Lawrence Evans                    By: /s/Robert C. Diehl
    ---------------------------------           -----------------------------
    V. Lawrence Evans                           Robert C. Diehl
    Chairman of the Board, Chief                Director
    Executive Officer, and President

    Date:  June 19, 2003                        Date:  June 19, 2003

By: /s/Richard P. Jacobson                   By: /s/Fred R. Miller
    --------------------------------            -----------------------------
    Richard P. Jacobson                         Fred R. Miller
    Principal Financial Officer                 Director

    Date:  June 19, 2003                        Date:  June 19, 2003


By: /s/Dennis C. Joines                     By: /s/ James A. Strengholt
    --------------------------------            -----------------------------
    Dennis C. Joines                            James A. Strengholt
    President, Chief Operating                  Director
    Officer and Director of Horizon
    Bank, and Executive Vice
    President and Director of
    Horizon Financial Corp.

    Date:  June 19, 2003                        Date:  June 19, 2003


By: /s/Kelli J. Holz                        By: /s/ Robert C. Tauscher
    --------------------------------            -----------------------------
    Kelli J. Holz                               Robert C. Tauscher
    Principal Accounting Officer                Director

    Date:  June 19, 2003                        Date:  June 19, 2003

By: /s/ Richard R. Haggen                   By: /s/Gary E. Goodman
    -------------------------                   -------------------------
    Richard R. Haggen                           Gary E. Goodman
    Director                                    Director

    Date:  June 19, 2003                        Date:  June 19, 2003

                                CERTIFICATIONS

                          Certification Required
     by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, V. Lawrence Evans, certify that:

    (1) I have reviewed this annual report on Form 10-K of Horizon Financial Corp.;

    (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    (6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003
                                       /s/ V. Lawrence Evans
                                       ------------------------------
                                       V. Lawrence Evans
                                       Chief Executive Officer and President

                          Certification Required
     by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Richard P. Jacobson, certify that:

    (1) I have reviewed this annual report on Form 10-K of Horizon Financial Corp.;

    (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    (6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003

                                          /s/Richard P. Jacobson
                                          ----------------------------
                                          Richard P. Jacobson
                                          Chief Financial Officer

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

(b)  Wholly-owned subsidiary of Horizon Bank.

                                 Exhibit 23

                        Consent of Independent Auditors

                         CONSENT OF INDEPENDENT AUDITOR'S

The Board of Directors
Horizon Financial Corp.


We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-99780) of Horizon Financial Corp. pertaining to the 1986 Stock Option and Incentive Plan, and the 1995 Stock Option Plan; and the Registration Statement on Form S-8 (No. 333-88571) pertaining to the Bank of Bellingham 1993 Employee Stock Option Plan; of our report dated April 25, 2003, appearing in the 2003 proxy statement of Horizon Financial Corp., which is incorporated by reference in Horizon Financial Corp.'s Annual Report on Form 10-K for the year ended March 31, 2003.


/s/Moss-Adams LLP


Bellingham, Washington
June 17, 2003

                                Exhibit 99

   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                         OF HORIZON FINANCIAL CORP.
         PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:

     1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/V. Lawrence Evans                     /s/Richard P. Jacobson
--------------------------------         -------------------------------------
V. Lawrence Evans                        Richard P. Jacobson
Chief Executive Officer                  Chief Financial Officer

Dated: June 19, 2003

A signed original of this written statement required by Section 906 has been provided to Horizon Financial Corp. and will be retained by Horizon Financial Corp. and furnished to the staff of the Securities and Exchange Commission or its staff upon request.