Form 10-Q
period 2003-06-30
HORIZON FINANCIAL CORP
filed 2003-08-07
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 FORM 10-Q

                                 (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

               For the quarterly period ended June 30, 2003
                                              -------------
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

As of June 30, 2003, 10,519,707 common shares, $1.00 par value, were outstanding.

                          HORIZON FINANCIAL CORP.

INDEX                                                                    PAGE

PART 1    FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Statements of Financial Position                    3

          Consolidated Statements of Income                                4

          Consolidated Statements of Stockholders' Equity                  5

          Consolidated Statements of Cash Flows                            6

          Notes to Consolidated Financial Statements                      7-8

Item 2    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          9-14

Item 3    Quantitative and Qualitative Disclosures About
             Market Risk                                                   14

Item 4    Controls and Procedures                                          14


PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                                15

Item 2    Changes in Securities and Use of Proceeds                        15

Item 3    Defaults Upon Senior Securities                                  15

Item 4    Submission of Matters to a Vote of Security Holders              15

Item 5    Other Information                                                15

Item 6    Exhibits and Reports on Form 8-K                                 15

          SIGNATURES                                                       16

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)

                          HORIZON FINANCIAL CORP.
               Consolidated Statements of Financial Position

                                   ASSETS
                                                June 30,           March 31,
                                                  2003               2003
                                               (unaudited)
                                              ------------       ------------
Cash and cash equivalents                     $ 18,000,524       $ 15,083,505
Interest-bearing deposits                       28,327,755         59,929,418
Investment securities
 Available-for-sale                             78,705,629         74,560,801
 Held-to-maturity                                  369,330            369,292
Mortgage-backed securities
 Available-for-sale                             44,491,040         37,921,192
 Held-to-maturity                                2,305,619          2,793,089
Federal Home Loan Bank Stock                     6,748,900          6,638,500
Loans receivable, net of allowance of loan
 losses of $8,768,273 at June 30 and
 $8,506,133 at March 31                        600,791,461        582,269,145
Loans held for sale, at fair value               6,405,116          2,838,300
Accrued interest and dividends receivable        4,250,844          4,620,466
Bank premises and equipment, net                16,759,634         15,934,254
Real estate owned                                  153,302          1,072,341
Other assets                                    15,524,419         15,841,571
                                              ------------       ------------
TOTAL ASSETS                                  $822,833,573       $819,871,874
                                              ============       ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                     $ 643,651,049       $646,722,160
Accounts payable and other liabilities          12,672,033          8,048,477
Other borrowed funds                            53,142,585         53,762,740
Advances by borrowers for taxes and insurance      244,288            986,702
Income tax currently payable                     2,333,360            906,003
Net deferred income tax liabilities              1,556,691          1,531,504
Deferred compensation                            1,691,245          1,670,770
     Total liabilities                         715,291,251        713,628,356
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Serial preferred stock, $1 par value,
   10,000,000 shares authorized; none
   issued or outstanding                              -                  -
 Common stock, $1 par value, 30,000,000 shares
   authorized; 10,519,707 and 10,550,113
   issued and outstanding, respectively         10,519,707         10,550,113
 Additional paid-in capital                     57,305,512         57,352,824
 Retained earnings                              33,855,591         32,527,963
 Unearned ESOP shares                             (216,309)          (216,309)
 Accumulated other comprehensive income,
  net of tax                                     6,077,821          6,028,927
     Total stockholders' equity                107,542,322        106,243,518
                                              ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $822,833,573       $819,871,874
                                              ============       ============

               (See Notes to Consolidated Financial Statements)

                           HORIZON FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three months ended
                                                              June 30,
                                                      2003             2002
                                                   -----------    -----------
INTEREST INCOME
 Interest on loans                                 $10,819,350    $11,072,655
 Interest on investments and mortgage-backed
   securities                                        1,440,174      1,445,794
                                                   -----------    -----------
     Total interest income                          12,259,524     12,518,449
                                                   -----------    -----------
INTEREST EXPENSE
 Interest on deposits                                3,572,455      4,957,306
 Interest on other borrowings                          563,997        361,078
                                                   -----------    -----------
     Total interest expense                          4,136,452      5,318,384
                                                   -----------    -----------
     Net interest income                             8,123,072      7,200,065
PROVISION FOR LOAN LOSSES                              525,000        300,000
                                                   -----------    -----------
     Net interest income after provision
      for loan losses                                7,598,072      6,900,065
                                                   -----------    -----------
NONINTEREST INCOME
 Service fees                                          973,252        556,628
 Other                                                 492,134        431,769
 Net gain (loss) on sales of loans - servicing
   released                                            794,535        404,852
 Net gain (loss) on sales of loans - servicing
   retained                                              2,115         63,539
 Net gain on sale of investment securities               4,348         62,222
                                                   -----------    -----------
     Total noninterest income                        2,266,384      1,519,010
                                                   -----------    -----------

NONINTEREST EXPENSE
 Compensation and employee benefits                  2,779,136      2,244,358
 Building occupancy                                    605,572        589,527
 Other expenses                                      1,236,566        867,907
 Data processing                                        82,349        247,626
Advertising                                            212,136        214,372
                                                   -----------    -----------
     Total noninterest expense                       4,915,759      4,163,790
                                                   -----------    -----------

NET INCOME BEFORE PROVISION FOR INCOME TAX           4,948,697      4,255,285

PROVISION FOR INCOME TAX                             1,627,357      1,401,031
                                                   -----------    -----------

NET INCOME                                         $ 3,321,340    $ 2,854,254
                                                   ===========    ===========
BASIC EARNINGS PER SHARE                              $   .31        $   .27
                                                      =======        =======
DILUTED EARNINGS PER SHARE                            $   .31        $   .26
                                                      =======        =======

             (See Notes to Consolidated Financial Statements)


                                     HORIZON FINANCIAL CORP.
                         Consolidated Statements of Stockholders' Equity
                            Three Months Ended June 30, 2003 and 2002
                                           (unaudited)
                                 Common Stock                                                   Accumulated
                           ------------------------    Additional                   Unearned       Other
                            Number of                    Paid-In       Retained       ESOP     Comprehensive
                             Shares        At Par        Capital       Earnings      Shares    Income (Loss)
                           ----------   -----------   ------------   ------------   ---------   -----------
BALANCE, March 31, 2002     8,607,117  $  8,607,117   $ 60,428,238   $ 27,700,939   $ (288,413) $ 4,151,710

Comprehensive income
 Net income                         -             -              -      2,854,254            -            -
Other comprehensive income
 Change in unrealized gains
  on available-for-sale
  securities, net of taxes
  of $431,734                       -             -              -              -            -      838,072
Total other comprehensive
 income                             -             -              -              -            -            -
Comprehensive income                -             -              -              -            -            -

Cash dividends on common
 stock at $.11/share                -             -     (1,176,845)             -            -            -
25% stock split             2,138,174     2,138,174     (2,138,174)             -            -            -
Stock options exercised        56,960        56,960        373,662              -            -            -
Dividend reinvestment plan      8,420         8,420        108,028              -            -            -
Treasury stock purchased            -             -              -              -            -            -
Retirement of treasury
 stock                       (119,800)     (119,800)      (887,957)      (691,729)           -            -
                           ----------   -----------    -----------    -----------   ----------   ----------

BALANCE, June 30, 2002     10,690,871   $10,690,871    $57,883,797    $28,686,619   $ (288,413)  $4,989,782
                           ==========   ===========    ===========    ===========   ==========   ==========

BALANCE, March 31, 2003    10,550,113   $10,550,113    $57,352,824    $32,527,963   $ (216,309)  $6,028,927
Comprehensive income
 Net income                         -             -              -      3,321,340            -            -
Other comprehensive income
 Change in unrealized gains
  on available-for-sale
  securities, net of taxes
  of $25,188                        -             -              -              -            -       48,894
Total other comprehensive
 income                             -             -              -              -            -            -
Comprehensive income                -             -              -              -            -            -
Cash dividends on common
 stock at $.12/share                -             -              -     (1,262,550)           -            -
Stock options exercised        37,301        37,301        250,919              -            -            -
Dividend reinvestment plan      9,593         9,593        142,456              -            -            -
Treasury stock purchased            -             -              -              -            -            -
Retirement of treasury stock  (77,300)      (77,300)      (440,687)      (731,162)           -            -
                           ----------   -----------    -----------    -----------   ----------   ----------

BALANCE, June 30, 2003     10,519,707   $10,519,707    $57,305,512    $33,855,591   $ (216,309)  $6,077,821
                           ==========   ===========    ===========    ===========   ==========   ==========


                                                                     Total
                                       Stock      Stockholders'  Comprehensive
                                       at Cost        Equity         Income
                                     ----------    ------------    ----------
BALANCE, March 31, 2002              $     -       $100,599,591
Comprehensive income
 Net income                                -          2,854,254    $2,854,254
Other comprehensive income
 Change in unrealized gains
  on available-for-sale
  securities, net of taxes
  of $431,734                              -            838,072       838,072
                                                                   ----------

 Total other comprehensive
  income                                   -                  -       838,072
                                                                   ----------
 Comprehensive income                      -                  -    $3,692,326
                                                                   ==========
Cash dividends on common
 stock at $.11/share              (1,176,845)                 -
25% stock split                      -                  -
Stock options exercised                    -            430,622
Dividend reinvestment plan                 -            116,448
Treasury stock purchased          (1,699,486)        (1,699,486)
Retirement of treasury
 stock                             1,699,486                  -
                                ------------       ------------
BALANCE, June 30, 2002          $          -       $101,962,656
                                ============       ============

BALANCE, March 31, 2003         $          -       $106,243,518
Comprehensive income
 Net income                                -          3,321,340    $3,321,340
 Other comprehensive income
  Change in unrealized gains
   on available-for-sale
   securities, net of taxes
   of $25,188                              -             48,894        48,894
                                                                   ----------
   Total other comprehensive
    income                                 -                  -        48,894
                                                                   ----------
Comprehensive income                       -                  -    $3,370,234
                                                                   ==========
Cash dividends on common
 stock at $.12/share                       -         (1,262,550)
Stock options exercised                    -            288,220
Dividend reinvestment plan                 -            152,049
Treasury stock purchased          (1,249,149)        (1,249,149)
Retirement of treasury stock       1,249,149                  -
                                ------------       ------------
BALANCE, June 30, 2003          $          -       $107,542,322
                                ============       ============

                (See Notes to Consolidated Financial Statements)

                         HORIZON FINANCIAL CORP.
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                      Three Months Ended
                                                           June 30,
                                                     2003              2002
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                      $  3,321,340   $  2,854,254
Adjustments to reconcile net income to net
cash provided by operating activities
 Depreciation and amortization                        507,909        282,842
 Stock dividends - Federal Home Loan Bank stock      (110,400)       (92,300)
 Provision for loan losses                            525,000        300,000
Changes in assets and liabilities
 Accrued interest and dividends receivable            369,622        (77,746)
 Interest payable                                     (13,322)       (25,152)
 Net change in loans held for sale                 (3,566,816)     1,204,380
 Federal income tax (receivable) payable            1,427,357      1,201,031
 Other assets                                         317,152     (4,999,901)
 Other liabilities                                  3,865,837     (1,250,760)
                                                 ------------   ------------
   Net cash flows from operating activities         6,643,679       (603,352)
                                                 ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in interest-bearing deposits, net      31,601,663      4,604,000
 Purchases of investment securities - available-
   for-sale                                        (7,359,977)   (19,200,995)
 Proceeds from sales and maturities of
   investment securities - available-for-sale       3,604,301           -
 Purchases of mortgage-backed securities -
   available-for-sale                             (11,300,000)    (5,511,034)
 Proceeds from maturities of mortgage-backed
   securities - available-for-sale                  4,410,858      3,467,146
 Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                      491,655        523,914
 Net change in loans                              (19,308,387)     9,495,891
 Purchases of bank premises and equipment          (1,072,218)      (454,489)
Net change in other real estate owned                 919,039        289,429
                                                 ------------   ------------
   Net cash flows from investing activities         1,986,934     (6,786,138)
                                                 ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits                            (3,071,111)     9,230,759
Advances from other borrowed funds                   (620,155)          -
Repayments of other borrowed funds                       -          (319,542)
 Common stock issued, net                             304,684        547,070
 Cash dividends paid                               (1,077,863)    (1,033,837)
Treasury stock purchased                           (1,249,149)    (1,699,486)
                                                 ------------   ------------
   Net cash flows from financing activities        (5,713,594)     6,724,964
                                                 ------------   ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS             2,917,019       (664,526)
CASH AND CASH EQUIVALENTS, beginning of period     15,083,505     14,187,040
                                                 ------------   ------------
CASH AND CASH EQUIVALENTS, end of period         $ 18,000,524   $ 13,522,514
                                                 ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for interest        $  4,149,733   $  5,356,972
                                                 ============   ============
 Cash paid during the period for income tax      $    200,000   $    200,000
                                                 ============   ============

          (See Notes to Consolidated Financial Statements)

                          HORIZON FINANCIAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED JUNE 30, 2003
                                (unaudited)

NOTE 1 -

Basis of Presentation
---------------------

     The consolidated financial statements for the three months ended June 30, 2003, include the accounts of Horizon Financial Corp. (the Corporation), Horizon Bank (the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. annual report for the year ended March 31, 2003.

Reclassification
----------------

     Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.

Net Income Per Share
--------------------

     Basic earnings per share for the three months ended June 30, 2003 and 2002 are calculated on the basis of 10,551,570 and 10,729,299 weighted average shares outstanding. Diluted earnings per share for the three months ended June 30, 2003 and 2002 are calculated on the basis of 10,770,467 and 10,915,843 weighted average shares outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options and warrants under the treasury stock method.

Stock Options
-------------

     The Company recognizes the financial effects of stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). Generally, stock options are issued at a price equal to the fair value of the Company's stock as of the grant date.

     Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Company's financial statements. Disclosures required by Statement of Financial Accounting Standard No. 123 Accounting for Stock-Based Compensation, as amended are as follows.

     Pro forma disclosures:
                                              For the quarter ended June 30,
                                                   2003            2002
                                               ----------      ----------

     Net income as reported                    $3,321,340      $2,854,254
     Additional compensation for fair
       value of stock options                     (27,324)        (29,388)
                                               ----------      ----------
     Pro forma net income                      $3,294,016      $2,824,866
                                               ==========      ==========
     Earnings per share
     Basic
       As reported                               $   .31         $   .27
                                                 =======         =======
       Pro forma                                 $   .31         $   .26
                                                 =======         =======

     Diluted
       As reported                               $   .31         $   .26
                                                 =======         =======
       Pro forma                                 $   .31         $   .26
                                                 =======         =======

New Accounting Pronouncements
-----------------------------

     Statement of Financial Accounting Standard (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstance). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. The Corporation does not expect the Statement will result in a material impact on its financial position or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

General
-------

     Horizon Financial Corp. was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank, effective October 13, 1995. Effective June 19, 1999 the Corporation completed the acquisition of Bellingham Bancorporation, whose wholly-owned subsidiary, Bank of Bellingham, was merged with and into Horizon Bank. At June 30, 2003, the Corporation had total assets of $822.8 million, total deposits of $643.7 million and total equity of $107.5 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth herein, including the consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

     The Bank's operations are conducted through 16 full-service office facilities, located in Whatcom, Skagit and Snohomish counties in Northwest Washington. The acquisition of Bellingham Bancorporation increased Horizon Financial's and Horizon Bank's presence in Whatcom County. During fiscal 2000, the Bank purchased a bank site in Marysville, which will provide potential additional growth opportunities. In Fiscal 2002, the Bank acquired a bank site in Lynnwood, Washington, which was remodeled and opened for business in March 2003. The Bank also opened commercial banking/loan centers in Bellingham, Snohomish, and Everett and expanded its operations in Burlington during the first quarter of fiscal 2004.

Operating Strategy
------------------

     The primary business of the Bank is to acquire funds in the form of deposits and wholesale funds, and to use the funds to make commercial, consumer, and real estate loans in the Bank's primary market area. In addition, the Bank invests in a variety of investment grade securities including, but not necessarily limited to U.S. Government and federal agency obligations, mortgage-backed securities, corporate debt, equity securities, and municipal securities. The Bank intends to continue to fund its assets primarily with retail and commercial deposits, although FHLB advances, and other wholesale borrowings, may be used as a supplemental source of funds.

     The Bank's profitability depends primarily on its net interest income, which is the difference between the income it receives on its loan and investment portfolio and its cost of funds, which consists of interest paid on deposits and borrowings.

     Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities.

When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank's profitability is also affected by the level of other income and expenses. Other non interest income includes income associated with the origination and sale of mortgage loans, loan servicing fees and net gains and losses on sales of interest-earning assets. Other non interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses, and other operating costs. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation, regulation, and monetary and fiscal policies.

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

Financial Condition
-------------------

     Total consolidated assets for the Corporation as of June 30, 2003, were $822,833,573, a slight increase from the March 31, 2003, level of $819,871,874. This increase in assets was due primarily to the growth in loans receivable, which increased 3.18% to $600,791,461 from $582,269,145 at March 31, 2003. The following is an analysis of the loan portfolio by major type of loans:
                                           June 30,              March 31,
                                             2003                  2003
                                    -------------------  ---------------------
 First mortgage loans
   1-4 Family                       $ 298,763,975        $ 350,487,597
   1-4 Family construction             28,741,662           28,035,560
   Less participations               (109,248,470)        (137,172,801)
                                    -------------        -------------
     Net first mortgage loans         218,257,167          241,350,356
 Construction and land development     56,187,241           66,111,738
 Residential commercial real estate    69,954,233           56,929,901
 Non-residential commercial real
   estate                             199,863,808          182,157,758
 Commercial loans                      67,513,055           54,132,254
 Home equity secured                   25,427,472           22,729,371
 Other consumer loans                   6,462,766            6,886,950
                                    -------------        -------------
     Subtotal                         425,408,575          388,947,972
                                    -------------        -------------
     Subtotal                         643,665,742          630,298,328
                                    -------------        -------------
Less:
   Undisbursed loan proceeds          (29,522,150)         (34,678,121)
   Deferred loan fees                  (4,583,858)          (4,844,929)
   Allowance for loan losses           (8,768,273)          (8,506,133)
                                    -------------        -------------
                                    $ 600,791,461        $ 582,269,145
                                    =============        =============

 Net Residential loans              $ 199,188,214   33%  $ 221,722,330   38%
 Net Commercial loans                  66,216,589   11      53,081,805   59
 Net Commercial RE loans              304,070,039   51     278,402,605   48
 Net Consumer loans                    31,316,619    5      29,062,405    5
                                    -------------  ---   -------------  ---
                                    $ 600,791,461  100%  $ 582,269,145  100%
                                    =============  ===   =============  ===

Also contributing to the increase in assets was the growth in available for sale investment and mortgage-backed securities, which, combined, increased 9.53% to $123,196,669 from $112,481,993 at March 31, 2003.

The tables below display the characteristics of the AFS and HTM portfolios as of June 30, 2003:

                                                                 Estimated
                                       Amortized       Net         Fair
                                          Cost      Gain/(Loss)    Value
                                      ------------  ----------  ------------
Available-For-Sale Securities ("AFS")
  State and political subdivisions and
   U.S. government agency securities  $ 42,612,084  $2,090,878  $ 44,702,962
  Marketable equity securities           3,805,723   5,495,772     9,301,495
  Mutual funds                           5,000,000      10,070     5,010,070
  Corporate debt securities             18,544,494   1,146,608    19,691,102
  Mortage-backed securities and
   CMO's                                44,025,550     465,490    44,491,040
                                      ------------  ----------  ------------
    Total available-for-sale
     securities                        113,987,851   9,208,818   123,196,669
                                      ------------  ----------  ------------

Held-To-Maturity Securities ("HTM")
  State and political subdivisions and
  U.S. government agency securities        369,330      35,809       405,139
  Mortgage-backed securities and CMO's   2,305,619     183,396     2,489,015
                                      ------------  ----------  ------------
    Total held-to-maturity securities    2,674,949     219,205     2,894,154
                                      ------------  ----------  ------------

    Total securities                  $116,662,800  $9,428,023  $126,090,823
                                      ============  ==========  ============

                                     Maturity Schedule of Securities
                          ----------------------------------------------------
                              Available-For-Sale          Held-To-Maturity
                          --------------------------  ------------------------
                            Amortized    Estimated     Amortized    Estimated
                               Cost      Fair Value      Cost       Fair Value
                          ------------  ------------  ----------    ----------
Maturities:
  One year                $  9,152,399  $  9,371,988  $    1,786   $    1,880
  Two to five years         54,658,050    57,408,621     519,927      565,928
  Five to ten years          9,573,148     9,737,358   1,813,975    1,918,732
  Over ten years            31,798,531    32,367,137     339,261      407,614
                          ------------  ------------  ----------   ----------
                           105,182,128   108,885,104   2,674,949    2,894,154
                          ------------  ------------  ----------   ----------

Mutual funds and
 Marketable equity
 securities (liquid)         8,805,723    14,311,565           -            -
                          ------------  ------------  ----------   ----------
Total investment
 securities               $113,987,851  $123,196,669  $2,674,949   $2,894,154
                          ============  ============  ==========   ==========

     Total liabilities also increased slightly to $715,291,251 at June 30, 2003, from $713,628,356 at March 31, 2003. This increase in liabilities was due in large part to the growth in accounts payable and other liabilities, which increased 57.45% to $12,672,033 from $8,048,477 at March 31, 2003 due to a timing difference related to outstanding bank checks. Also contributing to the net change in total liabilities was the slight decrease in deposits, to $643,651,049 from $646,722,160 at March 31, 2003. The following is an analysis of the deposit portfolio by major type of deposit at June 30, 2003 and March 31, 2003:


                                               June 30          March 31
                                            ------------      ------------

Demand deposits
  Savings                                   $ 38,525,682      $ 38,455,124
  Checking                                    66,298,099        66,169,430
  Checking (noninterest-bearing)              35,002,090        28,052,250
  Money Market                               122,758,775       125,804,570
                                            ------------      ------------
                                             262,584,646       258,481,374
                                            ------------      ------------
Time certificates of deposit
  Less than $100,000                         252,193,633       258,623,337
  Greater than or equal to $100,000          128,872,770       129,617,449
                                            ------------      ------------
                                             381,066,403       388,240,786
                                            ------------      ------------
Total deposits                              $643,651,049      $646,722,160
                                            ============      ============

     Stockholders' equity at June 30, 2003 increased 1.22% to $107,542,322 from $106,243,518 at March 31, 2003. This increase was due primarily to the increase in net income of $3,321,340 less dividends paid and shares repurchased. The Corporation remains strong in terms of its capital position, with a stockholder equity-to-assets ratio of 13.07% at June 30, 2003, compared to 12.96% at March 31, 2003.


Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At June 30, 2003, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $73,341,324.

     As of June 30, 2003, the total book value of investments and mortgage-backed securities was $116,662,800 compared to a market value of $126,090,823 with an unrealized gain of $9,428,023. As of March 31, 2003 the total book value of investments and mortgage-backed securities was $106,509,636, compared to a market value of $115,867,756 with an unrealized
gain of $9,358,120.   The Bank foresees no factors that would impair its
ability to hold debt securities to maturity.

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

     Stockholders' equity as of June 30, 2003 was $107,542,322, or 13.07% of assets, compared to $106,243,518, or 12.96% of assets at March 31, 2003. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of June 30, 2003 was 18.12%, compared to 18.70% as of March 31, 2003. These figures are well above the well-capitalized minimum of 10% set by the FDIC.

     The Corporation has been in various buy-back programs since August 1996. At its October 24, 2000 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 1,121,250 shares, as restated) of the Corporation's outstanding Common Stock over a 24 month period. In total, the Corporation repurchased 769,059 shares under this plan at a weighted average price of $9.88.

     At its October 22, 2002 meeting, the Board of Directors authorized its fourth repurchase plan, allowing the repurchase of up to 10% (approximately 1,065,000 shares) of the Corporation's outstanding Common Stock over a 12 month period. During the quarter ended June 30, 2003, the Corporation repurchased 77,300 shares at an average price of $16.16. In total, through June 30, 2003, the Corporation has repurchased 273,000 under this plan, at a weighted average price of $14.73.

     Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock is perceived to contribute to the
overall growth of shareholder value.   The number of shares of stock that will
be repurchased and the price that will be paid is the result of many factors, several of which are outside of the control of the Corporation. The primary factors, however, are market and economic factors such as the price at which the stock is trading in the market, the number of shares available in the market; the attractiveness of other investment alternatives in terms of the rate of return and risk involved in the investment; the ability to increase the value and/or earnings per share of the remaining outstanding shares, and the Bank's and the Corporation's liquidity and capital needs and regulatory requirements. Presently, it is management's belief that purchases made under the current Board approved plan will not materially affect the Bank's capital or liquidity position.

Net Interest Income
-------------------

     Net interest income for the three months ended June 30, 2003, increased 12.82% to $8,123,072 from $7,200,065 in the same time period of the previous year. Interest on loans for the quarter ended June 30, 2003, decreased 2.29% to $10,819,350, from $11,072,655. Included in these numbers are $607,739 and $337,527, respectively of deferred fee income recognition as a result of loan paydowns, payoffs, and loans sold from the portfolio. The decrease in total interest on loans was due primarily to the overall decline in interest rates. Interest and dividends on investments and mortgage-backed securities decreased slightly to $1,440,174, from $1,445,794 for the comparable quarter a year ago. Total interest income decreased 2.07% to $12,259,524 from $12,518,449 due to the overall decline in interest rates.

     Total interest paid on deposits decreased 27.94% to $3,572,455 from $4,957,306. This decrease in interest expense is due to an overall decline in interest rates. Interest on borrowings increased to $563,997 during the quarter, compared to $361,078 for the comparable period one year ago. The increased expense in the current year was due to a higher level of borrowings outstanding. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

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

     The provision for loan losses was $525,000 for the quarter ended June 30, 2003 compared to $300,000 for the quarter ended June 30, 2002. This increase resulted from management's ongoing analysis of changes in loan portfolio composition by collateral categories, overall credit quality of the portfolio, peer group analysis, and current economic conditions. The reserve for loan losses was $8,768,273, or 1.46% of loans receivable at June 30, 2003, compared to $6,146,517, or 1.10% of loans receivable at June 30 2002. The increased allowance level resulted from continued loan portfolio growth in the higher-risk lending categories of commercial and multi-family construction/permanent loans and business loans during the period, which comprised $370.3 million, or 61.6% of the portfolio at June 30, 2003, versus $254.5 million, or 45.6% at June 30, 2002.

     In addition, commercial and multi-family loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. The Bank considers these increased provisions to be appropriate, due to the changing portfolio mix and the uncertain regional economic environment. Northwest Washington's economy has been adversely affected by a number of factors, including but not limited to slowdowns in the aerospace, technology, and telecommunications industries.

     As of June 30, 2003, there were 6 loans in the Bank's portfolio over 90 days delinquent. At June 30, 2003 total non-performing loans were $349,110. Real estate owned at June 30, 2003 totaled $153,302. Total non-performing assets represented .06% of total assets at June 30, 2003 compared to $450,634 or .06% of total assets at June 30, 2002.

                                                    As of June 30,
Non-Performing Assets                            2003            2002
                                               --------        --------
Accruing loans - 90 days past due              $349,110        $450,634

Non-accrual loans                                     -               -
                                               --------        --------
Total non-performing loans                      349,110         450,634
Total non-performing loans/gross loans             0.06%           0.08%
Real estate owned                               153,302               -
                                               --------        --------
Total non-performing assets                     502,412         450,634
                                               --------        --------
Total non-performing assets/total assets           0.06%           0.06%

Non Interest Income
-------------------

     Non interest income for the three months ended June 30, 2003, increased 49.20% to $2,266,384 from $1,519,010 for the same time period a year ago. Service fee income increased 74.85% to $973,252 from $556,628. The primary reason for the increase over the prior year was increased loan fees and escrow fee income due to the higher volume of loan originations, both in the mortgage and commercial loan divisions. The net gain/loss on the sale of loans servicing released increased to $794,535 from $404,852 in the comparable period one year ago. The recent low mortgage rate environment was the primary reason for this increase over the prior year. In February of 2001, the Bank began selling many of its new long-term fixed rate mortgages into the secondary market on a servicing released basis. Other non-interest income for the quarter increased 13.98% to $492,134 from $431,769. The primary reason for the increase in fiscal 2004 is the recognition of approximately $96,000 in profit from a real estate development project from a joint venture of the Bank's wholly owned subsidiary, Westward Financial Services Corporation.

Non Interest Expense
--------------------

     Non interest expense for the three months ended June 30, 2003, increased 18.06% to $4,915,759 from $4,163,790. Compensation and employee benefits increased 23.83% for the quarter ended June 30, 2003, to $2,779,136 from $2,244,358. The increase in compensation and employee benefits during the quarter ended June 30, 2003 was primarily due to the overall growth in employment at the Bank, including key additions to staff as the Bank continues its efforts to enhance its commercial banking expertise, along with additional staff for the Lynnwood office. Building occupancy for the quarter ended June 30, 2003 increased slightly to $605,572 from $589,527. Data processing expenses decreased 66.74% to $82,349 from $247,626. The primary reason for this decline relates to a renegotiation of the Bank's contract with its core data processor. Advertising and marketing expenses for the quarter ended June 30, 2003 decreased slightly to $212,136 from $214,372. Other non-interest expense increased 42.48% to $1,236,566 from $867,907 due to the overall growth of the Bank and a decreasing mortgage servicing portfolio. The increased refinance activity in the low rate environment resulted in an increased amortization of the associated mortgage servicing asset. Also contributing to the increase in fiscal 2004 was the recognition of approximately $52,000 in Other Real Estate Owned expenses/losses.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At June 30, 2003, the Corporation had no off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At June 30, 2003, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2003.

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

Changes in Internal Controls
----------------------------

     In the quarter ended June 30, 2003, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings
              Horizon Financial Corporation has certain litigation and/or negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters are likely to have a materially adverse effect on the Corporation's financial position or results of operation.

Item 2.     Changes in Securities and Use of Proceeds
              None

Item 3.     Defaults Upon Senior Securities
              None

Item 4.     Submission of Matters to a Vote of Security Holders
              None

Item 5.     Other Information
              None

Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits
            --------
            (3.1) Articles of Incorporation of Horizon Financial, Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 13,
                    1995)
            (3.2) Bylaws of Horizon Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
            (10.1) Amended and Restated Employment Agreement with V. Lawrence Evans (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31,
                    1996)
            (10.2) Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
            (10.3) 1986 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
            (10.4)  1995 Stock Option Plan (incorporated by reference to
                    Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
            (10.5) Bank of Bellingham 1993 Employee Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 33-88571))
            (10.6) Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2003)
            (10.7) Severance Agreement with Richard P. Jacobson (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
            (10.8) Severance Agreement with Steven L. Hoekstra (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
            (31) Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            (32) Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)          Reports on Form 8-K:
             --------------------
               None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         HORIZON FINANCIAL CORP.



                           By:/s/ V. Lawrence Evans
                              -------------------------
                              V. Lawrence Evans
                              Chairman, President, and Chief Executive Officer



                           By:/s/ Richard P. Jacobson
                              -------------------------
                              Richard P. Jacobson
                              Chief Financial Officer



                           Dated:  August 7, 2003
                                 -----------------

                                 Exhibit 31

                              Certification

I, V. Lawrence Evans, certify that:

1.     I have reviewed this June 30, 2003 Form 10-Q of Horizon Financial Corp;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 7, 2003
                              /s/ V. Lawrence Evans
                              ------------------------------
                              V. Lawrence Evans
                              Chairman, President, and Chief Executive Officer
17

                                 Certification

I, Richard P. Jacobson, certify that:

1.     I have reviewed this June 30, 2003 Form 10-Q of Horizon Financial Corp;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 7, 2003

                              /s/Richard P. Jacobson
                              ------------------------------
                              Richard P. Jacobson
                              Chief Financial Officer, EVP

                                    Exhibit 32



    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
                             HORIZON FINANCIAL CORP.
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report of Form 10-Q, that:

     1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/V. Lawrence Evans                         /s/Richard P. Jacobson
----------------------------                 -----------------------------
V. Lawrence Evans                            Richard P. Jacobson
Chairman, President, and                     Chief Financial Officer
 Chief Executive Officer

Dated:  August 7, 2003

A signed original of this written statement required by Section 906 has been provided to Horizon Financial Corp. and will be retained by Horizon Financial Corp. and furnished to the Securities and Exchange Commission or its staff upon request.