Form 10-Q
period 2003-09-30
HORIZON FINANCIAL CORP
filed 2003-11-06
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934

               For the quarterly period ended September 30, 2003
                                              ------------------

                                   OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934

For the transition period from                to
                               --------------    ------------------

                        Commission file number 0-27062

                             Horizon Financial Corp.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     Chartered by the State of Washington
       --------------------------------------------------------------
       (State or other jurisdiction of incorporation or organization)

                                  91-1695422
                       --------------------------------
                       (IRS Employer Identification No.)

                             1500 Cornwall Avenue
                            Bellingham, Washington
                   ----------------------------------------
                   (Address of principal executive offices)

                                    98225
                                 ----------
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

                               YES   X   NO
                                   -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               YES   X   NO
                                   -----    -----

As of September 30, 2003, 10,475,070 common shares, $1.00 par value, were outstanding.

                          HORIZON FINANCIAL CORP.

INDEX                                                                    PAGE
-----                                                                    ----

PART 1    FINANCIAL INFORMATION

Item 1    Financial Statements


          Consolidated Statements of Financial Position                    3

          Consolidated Statements of Income                               4-5

          Consolidated Statements of Stockholders' Equity                  6

          Consolidated Statements of Cash Flows                            7

          Notes to Consolidated Financial Statements                      8-9

Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10-15

Item 3    Quantitative and Qualitative Disclosures About
            Market Risk                                                   15

Item 4    Controls and Procedures                                         16

PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                               17

Item 2    Changes in Securities and Use of Proceeds                       17

Item 3    Defaults Upon Senior Securities                                 17

Item 4    Submission of Matters to a Vote of Security Holders             17

Item 5    Other Information                                               17

Item 6    Exhibits and Reports on Form 8-K                                17

             SIGNATURES                                                   18

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)

                          HORIZON FINANCIAL CORP.
              Consolidated Statements of Financial Position

                         ASSETS
                                                    Sept 30,       March 31,
                                                      2003           2003
                                                  (unaudited)
                                                 ------------  ------------
Cash and cash equivalents                        $ 20,247,167  $ 15,083,505
Interest-bearing deposits                          34,931,452    59,929,418
Investment securities
  Available-for-sale                               78,240,954    74,560,801
  Held-to-maturity                                    369,368       369,292
Mortgage-backed securities
  Available-for-sale                               32,223,677    37,921,192
  Held-to-maturity                                  1,953,293     2,793,089
Federal Home Loan Bank Stock                        6,837,200     6,638,500
Loans receivable, net of allowance of loan
  losses of $9,275,378 at September 30 and
  $8,506,133 at March 31                          601,748,130   582,269,145
Loans held for sale, at fair value                  4,079,735     2,838,300
Accrued interest and dividends receivable           3,934,208     4,620,466
Bank premises and equipment, net                   17,336,724    15,934,254
Real estate owned                                      63,432     1,072,341
Other assets                                       15,234,590    15,841,571
                                                 ------------  ------------
TOTAL ASSETS                                     $817,199,930  $819,871,874
                                                 ============  ============

                LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                         $641,563,708  $646,722,160
Accounts payable and other liabilities             10,499,526     8,048,477
Other borrowed funds                               53,772,334    53,762,740
Advances by borrowers for taxes and insurance         426,177       986,702
Income tax currently payable                           76,221       906,003
Net deferred income tax liabilities                 1,246,674     1,531,504
Deferred compensation                               1,709,794     1,670,770
                                                 ------------  ------------
      Total liabilities                           709,294,434   713,628,356
                                                 ------------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value,
   10,000,000 shares authorized; none issued
   or outstanding                                        -             -
  Common stock, $1 par value, 30,000,000 shares
   authorized; 10,475,070 and 10,550,113 issued
   and outstanding, respectively                   10,475,070    10,550,113
  Additional paid-in capital                       57,110,592    57,352,824
  Retained earnings                                35,060,122    32,527,963
  Unearned ESOP shares                               (216,309)     (216,309)
  Accumulated other comprehensive income,
   net of tax                                       5,476,021     6,028,927
                                                 ------------  ------------
      Total stockholders' equity                  107,905,496   106,243,518
                                                 ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $817,199,930  $819,871,874
                                                 ============  ============

             (See Notes to Consolidated Financial Statements)

                           HORIZON FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                     Three  months ended
                                                         September 30,

                                                    2003            2002
                                                 -----------    -----------
INTEREST INCOME
  Interest on loans                              $11,003,995    $11,059,918
  Investment and mortgage-backed securities        1,206,498      1,565,149
                                                 -----------    -----------
    Total interest income                         12,210,493     12,625,067
                                                 -----------    -----------
INTEREST EXPENSE
  Interest on deposits                             3,375,101      4,578,203
  Interest on other borrowings                       557,164        432,945
                                                 -----------    -----------
    Total interest expense                         3,932,265      5,011,148
                                                 -----------    -----------
    Net interest income                            8,278,228      7,613,919

PROVISION FOR LOAN LOSSES                            500,000        350,000
                                                 -----------    -----------
    Net interest income after provision for
     loan losses                                   7,778,228      7,263,919
                                                 -----------    -----------
NONINTEREST INCOME
  Service fees                                       806,946        511,196
  Other                                              498,602        367,387
  Net gain (loss) on sales of loans - servicing
   released                                        1,031,883        522,571
  Net gain (loss) on sales of loans -
   servicing retained                                 80,666         31,757
  Net gain on sale of investment securities           40,000             36
                                                 -----------    -----------
    Total noninterest income                       2,458,097      1,432,947
                                                 -----------    -----------
NONINTEREST EXPENSE
  Compensation and employee benefits               2,916,019      2,366,441
  Building occupancy                                 697,984        595,936
  Other expenses                                   1,279,928        976,381
  Data processing                                    158,083        247,022
  Advertising                                        210,730        178,170
                                                 -----------    -----------
    Total noninterest expense                      5,262,744      4,363,950
                                                 -----------    -----------
NET INCOME BEFORE PROVISION FOR INCOME TAX         4,973,581      4,332,916

PROVISION FOR INCOME TAX                           1,632,861      1,421,061
                                                 -----------    -----------

NET INCOME                                        $3,340,720     $2,911,855
                                                 ===========    ===========

BASIC EARNINGS PER SHARE                          $      .32     $      .27
                                                 ===========    ===========
DILUTED EARNINGS PER SHARE                        $      .31     $      .27
                                                 ===========    ===========

                  (See Notes to Consolidated Financial Statements)

                          HORIZON FINANCIAL CORP.
              CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                       Six months ended
                                                        September 30,
                                                    2003            2002
                                                -----------     -----------

INTEREST INCOME
  Interest on loans                            $ 22,058,408    $ 22,172,172
  Investment and mortgage-backed securities       2,646,672       3,010,943
                                                -----------     -----------
    Total interest income                        24,705,080      25,183,115
                                                -----------     -----------
INTEREST EXPENSE
  Interest on deposits                            6,947,556       9,535,509
  Interest on other borrowings                    1,121,161         794,023
                                                -----------     -----------
    Total interest expense                        8,068,717      10,329,532
                                                -----------     -----------
    Net interest income                          16,636,363      14,853,583

PROVISION FOR LOAN LOSSES                         1,025,000         650,000
                                                -----------     -----------
    Net interest income after provision for
     loan losses                                 15,611,363      14,203,583
                                                -----------     -----------
NONINTEREST INCOME
  Service fees                                    1,545,135       1,028,225
  Other                                             990,736         799,156
  Net gain (loss) on sales of loans - servicing
   released                                       1,826,418         927,423
  Net gain (loss) on sales of loans -
   servicing retained                                82,781          95,296
  Net gain on sale of investment securities          44,348          62,258
                                                -----------     -----------
    Total noninterest income                      4,489,418       2,912,358
                                                -----------     -----------
NONINTEREST EXPENSE
  Compensation and employee benefits              5,695,155       4,610,799
  Building occupancy                              1,303,556       1,185,463
  Other expenses                                  2,516,494       1,844,288
  Data processing                                   240,432         494,648
  Advertising                                       422,866         392,542
                                                -----------     -----------
    Total noninterest expense                    10,178,503       8,527,740
                                                -----------     -----------
NET INCOME BEFORE PROVISION FOR INCOME TAX        9,922,278       8,588,201

PROVISION FOR INCOME TAX                          3,260,218       2,822,092
                                                -----------     -----------

NET INCOME                                      $ 6,662,060     $ 5,766,109
                                                ===========     ===========

BASIC EARNINGS PER SHARE                        $       .63     $       .54
                                                ===========     ===========
DILUTED EARNINGS PER SHARE                      $       .62     $       .53
                                                ===========     ===========

                  (See Notes to Consolidated Financial Statements)


                                     HORIZON FINANCIAL CORP.
                          Consolidated Statements of Stockholders' Equity
                           Six Months Ended September 30, 2003 and 2002
                                          (unaudited)
                                                                                        Accumu-
                                                                                        lated
                                                                                        Other
                            Common Stock                                                Compre-
                       ---------------------    Additional   Unearned                  hensive    Treasury
                        Number of                 Paid-In     Retained      ESOP        Income       Stock
                         Shares       At Par      Capital     Earnings     Shares       (Loss)      at Cost
                       ---------  -----------  -----------  -----------  ---------   ----------  ----------
BALANCE, March
  31, 2002             8,607,117  $ 8,607,117  $60,428,238  $27,700,939  $(288,413)  $4,151,710  $        -
Comprehensive income
 Net income                 -            -             -     5,766,109          -             -           -
 Other comprehensive
 income
  Change in unrealized
   gains on available-
   for-sale securities,
   net of taxes of
   $888,572                 -            -             -             -          -     1,724,876           -
   Total other compre-
    hensive income          -            -             -             -          -             -           -
  Comprehensive income      -            -             -             -          -             -           -
  Cash dividends on com-
   mon stock at
   $.22/share               -            -             -    (2,350,553)         -             -           -
  25% stock split   2,138,190    2,138,190    (2,138,190)            -          -             -           -
  Cash paid in lieu
   of fractional
    shares                  -            -             -        (7,425)         -             -           -
  Stock options
   exercised           83,762       83,762       524,004             -          -             -           -
  Dividend rein-
   vestment plan       20,465       20,465       238,716             -          -             -           -
  Treasury stock
   purchased                -            -             -             -          -             -  (2,498,191)
  Retirement of
   treasury stock    (184,700)    (184,700)   (1,257,952)   (1,055,539)         -             -   2,498,191

                   ----------  -----------  ------------  ------------  ---------   ----------- -----------
BALANCE, September
 30, 2002          10,664,834   10,664,834  $ 57,794,816  $ 30,053,531  $(288,413)  $ 5,876,586 $         -
                   ==========  ===========  ============  ============  =========   =========== ===========

BALANCE, March 31,
 2003              10,550,113  $10,550,113  $ 57,352,824  $ 32,527,963  $(216,309)  $ 6,028,927 $         -
Comprehensive
income
 Net income                 -            -             -     6,662,060          -             -           -
 Other comprehen-
  sive income
 Change in unreal-
  ized gains on
  available-for-
  sale securities,
  net of taxes
  of $(284,830)             -            -             -             -          -      (552,906)          -
 Total other compre-
  hensive income            -            -             -             -          -             -           -
 Comprehensive income       -            -             -             -          -             -           -
 Cash dividends on com-
  mon stock at
  $.24/share                -            -             -    (2,519,558)         -             -           -
 Stock options
 exercised             67,266       67,266       372,241             -          -             -           -
 Dividend reinvest-
  ment plan            20,091       20,091       311,369             -          -             -           -
 Treasury stock
  purchased                 -            -             -             -          -             -  (2,698,585)
 Retirement of
  treasury stock     (162,400)    (162,400)     (925,842)   (1,610,343)         -             -   2,698,585
                   ----------  -----------  ------------  ------------  ---------   ----------- -----------
BALANCE, September
 30, 2003          10,475,070  $10,475,070   $57,110,592  $ 35,060,122  $(216,309)  $ 5,476,021 $         -
                   ==========  ===========  ============  ============  =========   =========== ===========


                                                            Total
                                    Stockholders         Comprehensive
                                       Equity               Income
                                    ------------        --------------

BALANCE, March 31, 2002             $100,599,591
Comprehensive income
 Net income                            5,766,109        $ 5,766,109
Other comprehensive income
 Change in unrealized gains on
  available-for-sale securities,
  net of taxes of $888,572             1,724,876          1,724,876
                                                        -----------
  Total other comprehensive income             -          1,724,876
                                                        -----------
 Comprehensive income                          -        $ 7,490,985
Cash dividends on common stock at                       ===========
 $.22/share                           (2,350,553)
25% stock split                                -
Cash paid in leiu of fractional
 shares                                   (7,425)
Stock options exercised                  607,766
Dividend reinvestment plan               259,181
Treasury stock purchased              (2,498,191)
Retirement of treasury stock                   -
                                    ------------
BALANCE, September 30, 2002         $104,101,354
                                    ============

BALANCE, March 31, 2003             $106,243,518
Comprehensive income
 Net income                            6,662,060        $ 6,662,060
 Other comprehensive income
  Change in unrealized gains on
   available-for-sale securities,
   net of taxes of $(284,830)           (552,906)          (552,906)
                                                        -----------
   Total other comprehensive income                        (552,906)
                                                        -----------
Comprehensive income                           -        $ 6,109,154
Cash dividends on common stock                          ===========
 at $.24/share                        (2,519,558)
Stock options exercised                  439,507
Dividend reinvestment plan               331,460
Treasury stock purchased              (2,698,585)
Retirement of treasury stock                  -
                                    ------------
BALANCE, September 30, 2003         $107,905,496
                                    ============

               (See Notes to Consolidated Financial Statements)

                         HORIZON FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                           September 30,
                                                       2003            2002
                                                    -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                         $ 6,662,060  $ 5,766,109
Adjustments to reconcile net income to net
cash provided by operating activities
 Depreciation and amortization                        1,045,960      668,990
 Stock dividends   Federal Home Loan Bank stock        (198,700)    (187,000)
 Provision for loan losses                            1,025,000      650,000
Changes in assets and liabilities
 Interest and dividends receivable                      686,258      (74,365)
 Net change in loans held for sale                   (1,241,435)  (5,750,426)
 Federal income tax (receivable) payable               (829,782)    (577,908)
 Other assets                                           606,981   (5,246,068)
 Other liabilities                                    1,885,803    8,109,099
                                                    -----------  -----------
   Net cash flows from operating activities           9,642,145    3,358,431
                                                    -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in interest-bearing deposits, net        24,997,966   19,465,000
 Purchases of investment securities - available-
   for-sale                                         (10,925,000) (28,483,880)
 Proceeds from sales and maturities of
   investment securities - available-for-sale         6,827,635    1,921,464
Purchases of mortgage-backed securities -
   available-for-sale                               (12,829,904)  (8,511,034)
 Proceeds from maturities of mortgage-backed
   securities - available-for-sale                   18,106,635    4,977,734
 Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                        839,981      952,225
 Net change in loans                                (21,036,871)  (6,388,600)
 Purchases of bank premises and equipment            (1,915,544)    (668,710)
Net change in real estate owned                       1,008,909      289,429
                                                    -----------  -----------
   Net cash flows from investing activities           5,073,807  (16,446,372)
                                                    -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits                              (5,158,452)   8,470,039
Advances from other borrowed funds                        9,594   11,384,054
Repayments of other borrowed funds                            -     (319,542)
 Common stock issued, net                               490,865      886,947
 Cash dividends paid                                 (2,195,712)  (2,217,555)
Treasury stock purchased                             (2,698,585)  (2,498,191)
                                                    -----------  -----------
   Net cash flows from financing activities          (9,552,290)  15,685,753
                                                    -----------  -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS               5,163,662    2,597,812
CASH AND CASH EQUIVALENTS, beginning of period       15,083,505   14,187,040
                                                    -----------  -----------
CASH AND CASH EQUIVALENTS, end of period            $20,247,167  $16,784,852
                                                    ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for interest           $ 8,069,291  $10,347,957
                                                    ===========  ===========
 Cash paid during the period for income tax         $ 4,090,000  $ 3,400,000
                                                    ===========  ===========
               (See Notes to Consolidated Financial Statements)
7

                         HORIZON FINANCIAL CORP.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2003
                              (unaudited)

NOTE 1

Basis of Presentation
---------------------

     The consolidated financial statements for the three months and six months ended September 30, 2003, include the accounts of Horizon Financial Corp. (the Corporation), Horizon Bank (the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. annual report for the year ended March 31, 2003.

Reclassification
----------------

     Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.

Net Income Per Share
--------------------

     Basic earnings per share for the three months ended September 30, 2003 and 2002 are calculated on the basis of 10,504,871 and 10,681,655 weighted average shares outstanding. Diluted earnings per share for the three months ended September 30, 2003 and 2002 are calculated on the basis of 10,714,723 and 10,870,688 weighted average shares outstanding, respectively. Basic earnings per share for the six months ended September 30, 2003 and 2002 are calculated on the basis of 10,528,093 and 10,711,811 weighted average shares outstanding. Diluted earnings per share for the six months ended September 30, 2003 and 2002 are calculated on the basis of 10,742,826 and 10,893,958 weighted average shares outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options and warrants under the treasury stock method.

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

   Pro forma disclosures:
                                           For the quarter ended September 30,
                                                 2003               2002
                                             ----------         ----------

  Net income as reported                     $3,340,720         $2,911,855
  Additional compensation for fair value
    of stock options                            (15,460)           (18,104)
                                             ----------         ----------
  Pro forma net income                       $3,325,260         $2,893,751
                                             ==========         ==========
  Earnings per share
  Basic
    As reported                              $      .32         $      .27
                                             ==========         ==========
    Pro forma                                $      .32         $      .27
                                             ==========         ==========
  Diluted
    As reported                              $      .31         $      .27
                                             ==========         ==========
    Pro forma                                $      .31         $      .27
                                             ==========         ==========

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

General
 ------

     Horizon Financial Corp. was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank, effective October 13, 1995. Effective September 19, 1999 the Corporation completed the acquisition of Bellingham Bancorporation, whose wholly-owned subsidiary, Bank of Bellingham, was merged with and into Horizon Bank. At September 30, 2003, the Corporation had total assets of $817.2 million, total deposits of $641.6 million and total equity of $107.9 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth herein, including the consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

     The Bank's operations are conducted through 16 full-service office facilities and three loan centers, located in Whatcom, Skagit and Snohomish counties in Northwest Washington. The acquisition of Bellingham Bancorporation increased Horizon Financial's and Horizon Bank's presence in Whatcom County. During fiscal 2000, the Bank purchased a bank site in Marysville, which will provide potential additional growth opportunities. In Fiscal 2002, the Bank acquired a bank site in Lynnwood, Washington, which was remodeled and opened for business in March 2003. The Bank opened commercial banking/loan centers in Bellingham, Snohomish, and Everett and expanded its operations in Burlington during the first quarter of fiscal 2004.

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

     Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Bank's profitability is also affected by the level of other income and expenses. Other non interest income includes income associated with the origination and sale of mortgage loans, loan servicing fees, net gains and losses on sales of interest-earning assets, and income earned on bank owned life insurance. Other non interest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses, and other operating costs. The Bank's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation, regulation, and monetary and fiscal policies.

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

Financial Condition
-------------------

     Total consolidated assets for the Corporation as of September 30, 2003, were $817,199,930, a slight decrease from the March 31, 2003, level of $819,871,874. This decrease in assets was due primarily to the decrease in interest bearing deposits, which decreased 41.7% to $34,931,452 from $59,929,418 at March 31, 2003. These funds were partially used to grow Loans receivable to $601,748,130 at September 30, 2003 versus $582,269,145 at March 31, 2003. The following is an analysis of the loan portfolio by major type of loans:
                                      September 30,         March 31,
                                          2003                2003
                                       ------------        ------------
First mortgage loans
  1-4 Family                           $228,114,300        $350,487,597
  1-4 Family construction                28,510,293          28,035,560
  Less participations                   (84,635,229)       (137,172,801)
                                       ------------        ------------
    Net first mortgage loans            171,989,364         241,350,356
Construction and land development        56,652,388          66,111,738
Residential commercial real estate       73,220,859          56,929,901
Non-residential commercial real estate  231,303,485         182,157,758
Commercial loans                         76,707,600          54,132,254
Home equity secured                      24,665,838          22,729,371
Other consumer loans                      6,180,475           6,886,950
                                       ------------        ------------
    Subtotal                            468,730,645         388,947,972
                                       ------------        ------------
    Subtotal                            640,720,009         630,298,328
                                       ------------        ------------
Less:
  Undisbursed loan proceeds             (25,384,458)        (34,678,121)
  Deferred loan fees                     (4,312,043)         (4,844,929)
  Allowance for loan losses              (9,275,378)         (8,506,133)
                                       ------------        ------------
                                       $601,748,130        $582,269,145
                                       ============        ============

Net Residential loans                  $152,334,666   25%  $221,722,330   38%
Net Commercial loans                     75,206,469   13%    53,081,805    9%
Net Commercial RE loans                 343,947,365   57%   278,402,605   48%
Net Consumer loans                       30,259,630    5%    29,062,405    5%
                                       ------------  ---   ------------  ---
                                       $601,748,130  100%  $582,269,145  100%
                                       ============  ===   ============  ===

Also contributing to the decrease in assets was the change in investment and mortgage-backed securities, which, combined, decreased 2.47% to $112,787,292 from $115,644,374 at March 31, 2003.

The tables below display the characteristics of the AFS and HTM portfolios as of September 30, 2003:


                                                                  Estimated
                                     Amortized        Net           Fair
                                       Cost        Gain/(Loss)      Value
                                   -------------  -----------   -------------
Available-For-Sale Securities ("AFS")
  State and political subdivisions
   and U.S. government agency
   securities                       $ 44,959,361   $1,632,332    $ 46,591,693
  Marketable equity securities         1,835,723    5,335,120       7,170,843
  Mutual funds                         5,000,000      (20,141)      4,979,859
  Corporate debt securities           18,508,943      989,616      19,498,559
  Mortage-backed securities and
   CMO's                              31,863,602      360,075      32,223,677
                                    ------------   ----------    ------------
   Total available-for-sale
    securities                       102,167,629    8,297,002     110,464,631
                                    ------------   ----------    ------------

Held-To-Maturity Securities ("HTM")
  State and political subdivisions
   and U.S. government agency
   securities                            369,368       35,050         404,418
  Mortgage-backed securities and
   CMO's                               1,953,293      159,721       2,113,014
                                    ------------   ----------    ------------
   Total held-to-maturity
    securities                         2,322,661      194,771       2,517,432
                                    ------------   ----------    ------------

   Total securities                 $104,490,290   $8,491,773    $112,982,063
                                    ============   ==========    ============

                                    Maturity Schedule of Securities
                      --------------------------------------------------------
                          Available-For-Sale             Held-To-Maturity
                      ---------------------------     ------------------------
                       Amortized      Estimated       Amortized     Estimated
                          Cost        Fair Value         Cost       Fair Value
                      ------------   ------------     ----------   -----------
Maturities:
  One year             $11,014,291    $11,193,775     $    2,860   $    3,356
  Two to five years     43,913,025     46,238,939      1,095,037    1,171,211
  Five to ten years      9,015,773      9,279,686        893,377      944,303
  Over ten years        31,388,817     31,601,529        331,387      398,562
                      ------------   ------------     ----------   ----------
                        95,331,906     98,313,929      2,322,661    2,517,432
                      ------------   ------------     ----------   ----------
Mutual funds and
 Marketable equity
 securities (liquid)     6,835,723     12,150,702              -            -
                      ------------   ------------     ----------   ----------
Total investment
 securities           $102,167,629   $110,464,631     $2,322,661   $2,517,432
                      ============   ============     ==========   ==========

     Total liabilities also decreased slightly to $709,294,434 at September 30, 2003, from $713,628,356 at March 31, 2003. This decrease in liabilities was due in large part to the decrease in deposits, to $641,563,708 from $646,722,160 at March 31, 2003. The following is an analysis of the deposit portfolio by major type of deposit at September 30, 2003 and March 31, 2003:


                                        September 30          March 31
                                       ------------         ------------
Demand deposits
  Savings                              $ 40,984,789         $ 38,455,124
  Checking                               66,048,005           66,169,430
  Checking (noninterest-bearing)         35,526,577           28,052,250
  Money Market                          126,998,257          125,804,570
                                       ------------         ------------
                                        269,557,628          258,481,374
                                       ------------         ------------

Time certificates of deposit
  Less than $100,000                    246,549,316          258,623,337
  Greater than or equal to $100,000     125,456,764          129,617,449
                                       ------------         ------------
                                        372,006,080          388,240,786
                                       ------------         ------------
Total deposits                         $641,563,708         $646,722,160
                                       ============         ============

    Stockholders' equity at September 30, 2003 increased 1.56% to $107,905,496 from $106,243,518 at March 31, 2003. This increase was due primarily to the increase in net income of $3,340,720 less dividends paid and shares repurchased. The Corporation remains strong in terms of its capital position, with a stockholder equity-to-assets ratio of 13.20% at September 30, 2003, compared to 12.96% at March 31, 2003.

Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At September 30, 2003, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $82,904,647.

     As of September 30, 2003, the total book value of investments and mortgage-backed securities was $104,490,290 compared to a market value of $112,982,063 with an unrealized gain of $8,491,773. As of March 31, 2003 the total book value of investments and mortgage-backed securities was $106,509,636, compared to a market value of $115,867,756 with an unrealized
gain of $9,358,120.   The Bank foresees no factors that would impair its
ability to hold debt securities to maturity.

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

     Stockholders' equity as of September 30, 2003 was $107,905,496, or 13.20% of assets, compared to $106,243,518, or 12.96% of assets at March 31, 2003. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of September 30, 2003 was 17.91%, compared to 18.70% as of March 31, 2003. These figures are well above the well-capitalized minimum of 10% set by the FDIC.

     The Corporation has been in various buy-back programs since August 1996. At its October 24, 2000 meeting, the Board of Directors authorized the repurchase of up to 10% (approximately 1,121,250 shares, as restated) of the Corporation's outstanding Common Stock over a 24 month period. In total, the Corporation repurchased 769,059 shares under this plan at a weighted average price of $9.88.

     At its October 22, 2002 meeting, the Board of Directors authorized its fourth repurchase plan, allowing the repurchase of up to 10% (approximately 1,065,000 shares) of the Corporation's outstanding Common Stock over a 12 month period. During the quarter ended September 30, 2003, the Corporation repurchased 85,100 shares at an average price of $17.03. In total, the Corporation repurchased 358,100 under this plan, at a weighted average price of $15.28.

     At its September 23, 2003 meeting, the Board of Directors authorized its fifth repurchase plan, allowing the repurchase of up to 10% (approximately 1,050,000 shares) of the Corporation's outstanding Common Stock over a 12 month period. No shares have been repurchased under this plan as of September 30, 2003.

     Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock is perceived to contribute to the
overall growth of shareholder value.   The number of shares of stock that will
be repurchased and the price that will be paid is the result of many factors, several of which are outside of the control of the Corporation. The primary factors, however, are market and economic factors such as the price at which the stock is trading in the market; the number of shares available in the market; the attractiveness of other investment alternatives in terms of the rate of return and risk involved in the investment; the ability to increase the value and/or earnings per share of the remaining outstanding shares; and the Bank's and the Corporation's liquidity and capital needs and regulatory requirements. Presently, it is management's belief that purchases made under the current Board approved plan will not materially affect the Bank's capital or liquidity position.

Net Interest Income
-------------------

     Net interest income for the three months ended September 30, 2003, increased 8.72% to $8,278,228 from $7,613,919 in the same time period of the previous year. Interest on loans for the quarter ended September 30, 2003, decreased 0.51% to $11,003,995, from $11,059,918. Included in these numbers are $621,613 and $381,239, respectively of deferred fee income recognition as a result of loan paydowns, payoffs, and loans sold from the portfolio. This slight decrease in total interest on loans was due primarily to the overall decline in interest rates. Interest and dividends on investments and mortgage-backed securities decreased 22.91% to $1,206,498, from $1,565,149 for the comparable quarter a year ago due to principal paydowns in the CMO and mortgage backed securities portion of the Bank's investment portfolio and an overall decline in interest rates. Total interest income decreased 3.28% to $12,210,493 from $12,625,067.

     Total interest paid on deposits decreased 26.28% to $3,375,101 from $4,578,203. This decrease in interest expense is due to an overall decline in interest rates. Interest on borrowings increased to $557,164 during the quarter, compared to $432,945 for the comparable period one year ago. The increased expense in the current year was due to a higher level of borrowings outstanding of $53,772,334 at September 30, 2003 versus $40,185,241 at September 30, 2002. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

     Total interest income decreased 1.90% to $24,705,080 from $25,183,115. Total interest expense for the six-month period decreased 21.89% to $8,068,717 from $10,329,532. Net interest income for the six-month period ended September 30, 2003 increased 12.00% to $16,636,363 from $14,853,583 for the comparable period one year ago due to the reasons stated above regarding the quarterly results.

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

     The provision for loan losses was $500,000 for the quarter ended September 30, 2003 compared to $350,000 for the quarter ended September 30, 2002. This increase resulted from management's ongoing analysis of changes in loan portfolio composition by collateral categories, overall credit quality of the portfolio, peer group analysis, and current economic conditions. The reserve for loan losses was $9,275,378, or 1.54% of loans receivable at September 30, 2003, compared to $6,452,294, or 1.12% of loans receivable at September 30, 2002. The increased allowance level resulted from continued loan portfolio growth in the higher-risk lending categories of commercial and multi-family construction/permanent loans and business loans during the period, which comprised $419.2 million, or 69.7% of the portfolio at September 30, 2003, versus $289.5 million, or 50.5% at September 30, 2002.

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

     As of September 30, 2003, there were 11 loans in the Bank's portfolio over 90 days delinquent. At September 30, 2003 total non-performing loans were $834,168. Real estate owned at September 30, 2003 totaled $63,432. Total non-performing assets represented .11% of total assets at September 30, 2003 compared to $2,623,763 or .33% of total assets at September 30, 2002.

                                                  As of September 30,
   Non-Performing Assets                              2003        2002
                                                 --------    ----------

   Accruing loans - 90 days past due             $833,919    $2,341,232
   Non-accrual loans                                  249       282,531
                                                 --------    ----------
   Total non-performing loans                     834,168     2,623,763
   Total non-performing loans/gross loans            0.14%         0.46%
   Real estate owned                               63,432             -
                                                 --------    ----------
      Total non-performing assets                 897,600     2,623,763
                                                 --------    ----------
      Total non-performing assets/total assets       0.11%         0.33%

Non Interest Income
-------------------

     Non interest income for the three months ended September 30, 2003, increased 71.54% to $2,458,097 from $1,432,947 for the same time period a year ago. Service fee income increased 57.85% to $806,946 from $511,196. The primary reason for the increase over the prior year was increased escrow fee income due to the higher volume of loan originations, both in the mortgage and commercial loan divisions. The net gain/loss on the sale of loans servicing released increased to $1,031,883 from $522,571 in the comparable period one year ago. The recent low mortgage rate environment was the primary reason for this increase over the prior year. The net gain/loss on the sale of loans on a servicing retained basis (loans sold from the Bank's portfolio) showed a gain of $80,666 during the three months ended September 30, 2003, compared to
$31,757 in the prior period.   The net gain/loss on sales of investment
securities increased to $40,000 from $36 for the comparable period one year ago. The gains in the period ended September 30, 2003 were due to the sale of selected securities from the Bank's investment portfolio. Other non-interest income for the quarter increased 35.72% to $498,602 from $367,387. The primary reason for the increase in fiscal 2004 is the recognition of approximately $187,000 in profit from a real estate development project from a joint venture of the Bank's wholly owned subsidiary, Westward Financial Services Corporation.

     Non interest income for the six months ended September 30, 2003 increased 54.15% to $4,489,418 from $2,912,358. The net gain/loss on the sale of loans servicing released increased to $1,826,418 from $927,423 in the comparable period one year ago. The net gain/loss on the sale of loans on a servicing retained basis (loans sold from the Bank's portfolio) showed a gain of $82,781 during the six months ended September 30, 2003, compared to $95,296 in the prior period. The net gain/loss on sales of investment securities decreased 28.77% to $44,348 from $62,258 for the comparable period one year ago. The gains in these periods were due primarily to the sale of selected securities from the Bank's investment portfolio. Other non interest income for the six-month period increased 23.97% to $990,736 from $799,156, due primarily to the reasons stated in the discussion above regarding the real estate development project.

Non Interest Expense
--------------------

     Non interest expense for the three months ended September 30, 2003, increased 20.60% to $5,262,744 from $4,363,950. Compensation and employee benefits increased 23.22% for the quarter ended September 30, 2003, to $2,916,019 from $2,366,441. The increase in compensation and employee benefits during the quarter ended September 30, 2003 was primarily due to the overall growth in employment at the Bank, including key additions to staff as the Bank continues its efforts to enhance its commercial banking expertise, along with additional staff for the Lynnwood office and the new commercial banking loan centers. Building occupancy for the quarter ended September 30, 2003 increased 17.12% to $697,984 from $595,936. This increase over the prior year was due to the opening of our Lynnwood office, three new commercial banking/loan centers in Bellingham, Snohomish, and Everett, and the expansion of the Burlington office/commercial center. Data processing expenses decreased 36.00% to $158,083 from $247,022. The primary reason for this decline relates to a renegotiation of the Bank's contract with its core data processor which included substantial concessions in the first quarter of fiscal 2004. Advertising and marketing expenses for the quarter ended September 30, 2003 increased 18.27% to $210,730 from $178,170. Other non-interest expense increased 31.09% to $1,279,928 from $976,381 due to the overall growth of the Bank and a decreasing mortgage servicing portfolio. The increased refinance activity in the low rate environment resulted in an increased amortization of the associated mortgage servicing asset. Also contributing to the increase in fiscal 2004 was an increase in Business and Occupation (B&O) tax expense due to the shift in the loan portfolio from 1-4 family mortgages, which are exempt from B&O tax, to B&O taxable commercial loans.


     Non interest expense for the six months ended September 30, 2003 increased 19.36% to $10,178,503 from $8,527,740. Compensation and employee benefits increased 23.52% to $5,695,155 from $4,610,799. Building occupancy expenses for the six months increased 9.96% to $1,303,556 from $1,185,463. Other expenses increased 36.45% to $2,516,494 at September 30, 2003 compared to $1,844,288 for the prior period due primarily to the reasons stated in the discussion above regarding the quarterly results. Also contributing to this increase in fiscal 2004 was the recognition of approximately $57,000 in Other Real Estate Owned expenses/losses.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At September 30, 2003, the Corporation had no off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. The Corporation continues to be exposed to interest rate risk; however, at September 30, 2003, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2003.

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

Changes in Internal Controls
----------------------------

     In the quarter ended September 30, 2003, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings
               Horizon Financial Corporation has certain litigation and/or negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters is likely to have a materially adverse effect on the Corporation's financial position or results of operation.

Item 2.     Changes in Securities and Uses of Proceeds
               None

Item 3.     Defaults Upon Senior Securities
               None

Item 4.     Submission of Matters to a Vote of Security Holders
               None

Item 5.     Other Information
               None

Item 6.     Exhibits and Reports on Form 8-K

(a)         Exhibits
            --------
            (3.1) Articles of Incorporation of Horizon Financial, Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 13,
                    1995)
            (3.2) Bylaws of Horizon Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
            (10.1) Amended and Restated Employment Agreement with V. Lawrence Evans (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31,
                    1996)
            (10.2) Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
            (10.3) 1986 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
            (10.4)  1995 Stock Option Plan (incorporated by reference to
                    Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
            (10.5) Bank of Bellingham 1993 Employee Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 33-88571))
            (10.6) Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2003)
            (10.7) Severance Agreement with Richard P. Jacobson (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
            (10.8) Severance Agreement with Steven L. Hoekstra (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
            (31) Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
            (32) Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)          Reports on Form 8-K:
             --------------------

              None

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          HORIZON FINANCIAL CORP.



                          By: V. Lawrence Evans
                             ------------------------
                              V. Lawrence Evans
                              Chairman, President, and Chief Executive Officer



                           By: Richard P. Jacobson
                              -------------------------
                              Richard P. Jacobson
                              Chief Financial Officer


                            Dated:   November 6, 2003
                                  ----------------------

                                Exhibit 31.1

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

Date:  November 6, 2003

                             /s/V. Lawrence Evans
                             --------------------------------
                             V. Lawrence Evans
                            Chairman, President, and Chief Executive Officer

                                 Exhibit 31.2

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

Date:  November 6, 2003

                             /s/Richard P. Jacobson
                             --------------------------------
                             Richard P. Jacobson
                             Chief Financial Officer, EVP

                                 Exhibit 32

   CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
                        HORIZON FINANCIAL CORP.
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report of Form 10-Q, that:

      1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

      2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/V. Lawrence Evans                     /s/Richard P. Jacobson
------------------------------------     ------------------------------------
V. Lawrence Evans                        Richard P. Jacobson
Chairman, President, and                 Chief Financial Officer
 Chief Executive Officer

Dated:  November 6, 2003