Form 10-Q/A
period 2003-09-30
HORIZON FINANCIAL CORP
filed 2003-11-12
CIK 1002682

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

     The Registrant's Form 10-Q for the quarter ended September 30, 2003 is being amended to update the certifications filed as Exhibits 31.1 and 31.2.

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



                          HORIZON FINANCIAL CORP.



                          By: V. Lawrence Evans
                             ------------------------
                              V. Lawrence Evans
                              Chairman, President, and Chief Executive Officer



                           By: Richard P. Jacobson
                              -------------------------
                              Richard P. Jacobson
                              Chief Financial Officer


                            Dated:   November 10, 2003
                                  ----------------------

                                Exhibit 31.1

                           Certification Required
     by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934


I, V. Lawrence Evans, certify that:

1.     I have reviewed this September 30, 2003 Form 10-Q of Horizon Financial
       Corp;

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

Date: November 10, 2003
                              /s/ V. Lawrence Evans
                              ------------------------------
                              V. Lawrence Evans
                              Chairman, President, and Chief Executive Officer

                                 Exhibit 31.2

                           Certification Required
     by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934


I, Richard P. Jacobson, certify that:

1.     I have reviewed this September 30, 2003 Form 10-Q of Horizon Financial
       Corp;

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

Date: November 10, 2003

                              /s/Richard P. Jacobson
                              ------------------------------
                              Richard P. Jacobson
                              Chief Financial Officer, EVP