Form 10-Q
period 2003-12-31
HORIZON FINANCIAL CORP
filed 2004-02-05
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                                (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and
    Exchange Act of 1934

               For the quarterly period ended December 31, 2003
                                              -----------------

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

                               YES   X   NO
                                   -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               YES   X   NO
                                   -----    -----

As of December 31, 2003, 10,408,222 common shares, $1.00 par value, were outstanding.

                          HORIZON FINANCIAL CORP.

INDEX                                                                    PAGE
-----                                                                    ----

PART 1    FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Statements of Financial Position                    3

          Consolidated Statements of Income                               4-5

          Consolidated Statements of Stockholders' Equity                  6

          Consolidated Statements of Cash Flows                            7

          Notes to Consolidated Financial Statements                      8-9

Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10-15

Item 3    Quantitative and Qualitative Disclosures About
            Market Risk                                                   16

Item 4    Controls and Procedures                                         16

PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                               17

Item 2    Changes in Securities and Use of Proceeds                       17

Item 3    Defaults Upon Senior Securities                                 17

Item 4    Submission of Matters to a Vote of Security Holders             17

Item 5    Other Information                                               17

Item 6    Exhibits and Reports on Form 8-K                                17

             SIGNATURES                                                   18

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)


                      HORIZON FINANCIAL CORP.
           Consolidated Statements of Financial Position

                               ASSETS
                                                    Dec 31,         March 31,
                                                     2003             2003
                                                  (unaudited)
                                                 ------------   ------------

Cash and cash equivalents                        $ 19,163,018   $ 15,083,505
Interest-bearing deposits                          23,877,318     59,929,418
Investment securities
  Available-for-sale                               83,026,087     74,560,801
  Held-to-maturity                                    369,406        369,292
Mortgage-backed securities
  Available-for-sale                               29,625,390     37,921,192
  Held-to-maturity                                  1,723,961      2,793,089
Federal Home Loan Bank Stock                        6,927,600      6,638,500
Loans receivable, net of allowance of loan
  losses of $9,491,010 at December 31 and
  $8,506,133 at March 31                          616,660,844    582,269,145
Loans held for sale, at fair value                  1,241,690      2,838,300
Accrued interest and dividends receivable           3,880,143      4,620,466
Bank premises and equipment, net                   17,282,357     15,934,254
Real estate owned                                     342,908      1,072,341
Income tax receivable                                 560,294           -
Other assets                                       15,548,069     15,841,571
                                                 ------------   ------------
TOTAL ASSETS                                     $820,229,085   $819,871,874
                                                 ============   ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                         $645,236,144   $646,722,160
Accounts payable and other liabilities              6,154,858      8,048,477
Other borrowed funds                               57,799,136     53,762,740
Advances by borrowers for taxes and insurance         243,615        986,702
Income tax currently payable                             -           906,003
Net deferred income tax liabilities                 1,070,405      1,531,504
Deferred compensation                               1,728,345      1,670,770
                                                 ------------   ------------
      Total liabilities                           712,232,503    713,628,356
                                                 ------------   ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value,
    10,000,000 shares authorized; none issued
    or outstanding                                       -              -
  Common stock, $1 par value, 30,000,000 shares
    authorized; 10,408,222 and 10,550,113
    issued and outstanding, respectively           10,408,222     10,550,113
  Additional paid-in capital                       56,845,275     57,352,824
  Retained earnings                                35,757,546     32,527,963
  Unearned ESOP shares                               (216,309)      (216,309)
  Accumulated other comprehensive income, net
    of tax                                          5,201,848      6,028,927
                                                 ------------   ------------
      Total stockholders' equity                  107,996,582    106,243,518
                                                 ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $820,229,085   $819,871,874
                                                 ============   ============
             (See Notes to Consolidated Financial Statements)

                          HORIZON FINANCIAL CORP.
                Consolidated Statements of Income (Unaudited)

                                                       Three  months ended
                                                           December 31,
                                                       2003           2002
                                                  ------------   ------------
INTEREST INCOME
  Interest on loans                               $ 10,686,806   $ 11,407,412
  Investment and mortgage-backed securities          1,292,028      1,572,205
                                                  ------------   ------------
    Total interest income                           11,978,834     12,979,617
                                                  ------------   ------------
INTEREST EXPENSE
  Interest on deposits                               3,197,492      4,289,760
  Interest on other borrowings                         565,420        483,188
                                                  ------------   ------------
    Total interest expense                           3,762,912      4,772,948
                                                  ------------   ------------
    Net interest income                              8,215,922      8,206,669

PROVISION FOR LOAN LOSSES                              220,000      1,050,000
                                                  ------------   ------------
    Net interest income after provision for
      loan losses                                    7,995,922      7,156,669
                                                  ------------   ------------
NONINTEREST INCOME
  Service fees                                         603,407        592,013
  Other                                                441,592        548,862
  Net gain (loss) on sales of loans - servicing
    released                                           192,487        913,997
  Net gain (loss) on sales of loans - servicing
   retained                                             12,228          4,470
  Net gain on sale of investment securities            191,254           -
                                                  ------------   ------------

    Total noninterest income                         1,440,968      2,059,342
                                                  ------------   ------------
NONINTEREST EXPENSE
  Compensation and employee benefits                 3,017,645      2,306,854
  Building occupancy                                   664,027        580,736
  Other expenses                                     1,065,267        959,895
  Data processing                                      154,648        250,764
Advertising                                            223,777        183,740
                                                  ------------   ------------
    Total noninterest expense                        5,125,364      4,281,989
                                                  ------------   ------------
NET INCOME BEFORE PROVISION FOR INCOME TAX           4,311,526      4,934,022

PROVISION FOR INCOME TAX                             1,409,485      1,624,108
                                                  ------------   ------------
NET INCOME                                        $  2,902,041   $  3,309,914
                                                  ============   ============

BASIC EARNINGS PER SHARE                          $        .28   $        .31
DILUTED EARNINGS PER SHARE                        $        .27   $        .31

                  (See Notes to Consolidated Financial Statements)
4

                           HORIZON FINANCIAL CORP.
                 Consolidated Statements of Income (Unaudited)

                                                        Nine months ended
                                                           December 31,

                                                        2003         2002
                                                 ------------   ------------
INTEREST INCOME
  Interest on loans                              $ 32,745,214   $ 33,579,584
  Investment and mortgage-backed securities         3,938,700      4,583,148
                                                 ------------   ------------
    Total interest income                          36,683,914     38,162,732
                                                 ------------   ------------
INTEREST EXPENSE
  Interest on deposits                             10,145,048     13,825,269
  Interest on other borrowings                      1,686,581      1,277,211
                                                 ------------   ------------
    Total interest expense                         11,831,629     15,102,480
                                                 ------------   ------------
    Net interest income                            24,852,285     23,060,252

PROVISION FOR LOAN LOSSES                           1,245,000      1,700,000
                                                 ------------   ------------
    Net interest income after provision for
      loan losses                                  23,607,285     21,360,252
                                                 ------------   ------------
NONINTEREST INCOME
  Service fees                                      2,148,542      1,620,238
  Other                                             1,432,328      1,348,018
  Net gain (loss) on sales of loans - servicing
    released                                        2,018,905      1,841,420
  Net gain (loss) on sales of loans - servicing
    retained                                           95,009         99,766
  Net gain on sale of investment securities           235,602         62,258
                                                 ------------   ------------
    Total noninterest income                        5,930,386      4,971,700
                                                 ------------   ------------
NONINTEREST EXPENSE
  Compensation and employee benefits                8,712,800      6,917,653
  Building occupancy                                1,967,583      1,766,199
  Other expenses                                    3,581,761      2,804,183
  Data processing                                     395,080        745,412
Advertising                                           646,643        576,282
                                                 ------------   ------------
    Total noninterest expense                      15,303,867     12,809,729
                                                 ------------   ------------
NET INCOME BEFORE PROVISION FOR INCOME TAX         14,233,804     13,522,223

PROVISION FOR INCOME TAX                            4,669,703      4,446,200
                                                 ------------   ------------
NET INCOME                                       $  9,564,101   $  9,076,023
                                                 ============   ============

BASIC EARNINGS PER SHARE                         $        .91   $        .85
                                                 ============   ============
DILUTED EARNINGS PER SHARE                       $        .89   $        .84
                                                 ============   ============

                  (See Notes to Consolidated Financial Statements)

                                     HORIZON FINANCIAL CORP.
                        Consolidated Statements of Stockholders' Equity
                          Nine months Ended December 31, 2003 and 2002
                                          (unaudited)
                                                                                        Accumu-
                                                                                        lated
                                                                                        Other
                            Common Stock                                                Compre-
                       ---------------------    Additional                Unearned      hensive   Treasury
                        Number of                 Paid-In     Retained      ESOP        Income      Stock
                         Shares       At Par      Capital     Earnings     Shares       (Loss)     at Cost
                       ---------  -----------  -----------  -----------  ---------   ----------  ----------
BALANCE, March 31,
  2002                 8,607,117  $ 8,607,117  $60,428,238  $27,700,939  $(288,413)  $4,151,710  $     -
Comprehensive income
 Net income                 -            -            -       9,076,023       -            -           -
 Other comprehensive
  income
   Change in unreal-
    ized gains (losses)
    on AFS securities,
    net of taxes (bene-
    fit) of $1,075,113      -            -            -            -          -       2,086,985        -
    Total other compre-
     hensive income         -            -            -            -          -            -           -
   Comprehensive income     -            -            -            -          -            -           -
   Cash dividends on com-
    mon stock at $.335/sh   -            -            -      (3,575,669)      -            -           -
   25% stock split     2,138,190    2,138,190   (2,138,190)        -          -            -           -
   Cash paid in leiu of
    fractional shares       -            -            -          (7,425)      -            -           -
   Stock options
    exercised             92,995       92,995      583,512         -          -            -           -
   Dividend reinvest-
    ment plan             31,889       31,889      365,808         -          -            -           -
   Treasury stock
    purchased               -            -            -            -          -            -     (2,896,748)
   Retirement of
    treasury stock      (217,500)    (217,500)  (1,444,945)  (1,234,303)      -            -      2,896,748
                      ----------  -----------  -----------  -----------  ---------   ----------  ----------
BALANCE, December
 31, 2002             10,652,691  $10,652,691  $57,794,423  $31,959,565  $(288,413)  $6,238,695  $     -
                      ==========  ===========  ===========  ===========  =========   ==========  ==========

BALANCE, March
 31, 2003             10,550,113  $10,550,113  $57,352,824  $32,527,963  $(216,309)  $6,028,927  $     -
Comprehensive income
 Net income                 -            -            -       9,564,101       -            -           -
 Other comprehensive
  income
   Change in unreal-
    ized gains (losses)
    on AFS securities,
    net of taxes (bene-
    fit) of $(426,071)      -            -            -            -          -        (827,079)       -
   Total other compre-
    hensive income          -            -            -            -          -            -           -
   Comprehensive income     -            -            -            -          -            -           -
   Cash dividends on common
    stock at $.365/share    -            -            -      (3,820,585)      -            -           -
   Stock options
    exercised             73,760       73,760      411,155         -          -            -           -
   Dividend reinvest-
    ment plan             30,589       30,589      485,110         -          -            -           -
   Treasury stock
    purchased               -            -            -            -          -            -     (4,163,987)
   Retirement of
    treasury stock      (246,240)    (246,240)  (1,403,814)  (2,513,933)      -            -      4,163,987
                      ----------  -----------  -----------  -----------  ---------   ----------  ----------
BALANCE, December
 31, 2003             10,408,222  $10,408,222  $56,845,275  $35,757,546  $(216,309)  $5,201,848  $     -
                      ==========  ===========  ===========  ===========  =========   ==========  ==========

                                                            Total
                                    Stockholders'        Comprehensive
                                       Equity               Income
                                    ------------        --------------

BALANCE, March 31, 2002             $100,599,591
Comprehensive income
 Net income                            9,076,023         $ 9,076,023
 Other comprehensive
  income
   Change in unrealized gains
    (losses) on AFS securities,
    net of taxes (benefit) of
    $1,075,113                         2,086,985           2,086,985
                                                         -----------
    Total other compre-
     hensive income                         -              2,086,985
                                                         -----------
   Comprehensive income                     -            $11,163,008
                                                         ===========
   Cash dividends on com-
    mon stock at $.335/sh             (3,575,669)

   25% stock split                          -
   Cash paid in leiu of
    fractional shares                     (7,425)
   Stock options exercised               676,507
   Dividend reinvestment plan            397,697
   Treasury stock purchased           (2,896,748)

   Retirement of treasury stock             -
                                    ------------
BALANCE, December 31, 2002          $106,356,961
                                    ============

BALANCE, March 31, 2003             $106,243,518
Comprehensive income
 Net income                            9,564,101         $ 9,564,101
 Other comprehensive income
   Change in unrealized gains
    (losses) on AFS securities,
    net of taxes (benefit) of
    $(426,071)                          (827,079)           (827,079)
                                                         -----------
   Total other compre-
    hensive income                          -               (827,079)
                                                         -----------
   Comprehensive income                     -            $ 8,737,022
                                                         ===========
   Cash dividends on common
    stock at $.365/share              (3,820,585)
   Stock options exercised               484,915
   Dividend reinvestment plan            515,699
   Treasury stock purchased           (4,163,987)
   Retirement of treasury stock             -
                                    ------------
BALANCE, December 31, 2003          $107,996,582
                                    ============


          (See Notes to Consolidated Financial Statements)

                         HORIZON FINANCIAL CORP.
                 Consolidated Statements of Cash Flows
                                                        Nine months Ended
                                                           December 31,
                                                         2003          2002
                                                     -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                          $ 9,564,101  $ 9,076,023
Adjustments to reconcile net income to net
cash provided by operating activities
 Depreciation and amortization                         1,522,113    1,271,417
 Stock dividends - Federal Home Loan Bank stock         (289,100)    (284,200)
 Provision for loan losses                             1,245,000    1,700,000
Changes in assets and liabilities
 Interest and dividends receivable                       740,323        9,030
 Net change in loans held for sale                     1,596,610   (4,000,299)
 Federal income tax (receivable) payable              (1,466,297)    (553,800)
 Other assets                                            293,502   (5,805,646)
 Other liabilities                                    (2,666,896)   2,517,982
                                                     -----------  -----------
   Net cash flows from operating activities           10,539,356    3,930,507
                                                     -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in interest-bearing deposits, net         36,052,100   14,798,545
 Purchases of investment securities - available-
   for-sale                                          (19,175,000) (30,941,880)
 Proceeds from sales and maturities of
   investment securities - available-for-sale          9,954,052    3,217,998
 Purchases of mortgage-backed securities - available-
   for-sale                                          (12,829,904) (12,511,034)
 Proceeds from maturities of mortgage-backed
   securities - available-for-sale                    20,593,691    8,091,895
 Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                       1,068,514    1,295,243
 Net change in loans                                 (36,360,005)  (8,470,817)
 Purchases of bank premises and equipment             (2,146,910)  (1,008,403)
 Net change in real estate owned                         729,433     (656,831)
                                                     -----------  -----------
   Net cash flows from investing activities           (2,114,029) (26,185,284)
                                                     -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits                               (1,486,016)  15,513,044
 Advances from other borrowed funds                    4,036,396   14,964,328
 Repayments of other borrowed funds                         -        (319,542)
 Common stock issued, net                                574,947    1,074,204
 Cash dividends paid                                  (3,307,154)  (3,390,743)
 Treasury stock purchased                             (4,163,987)  (2,896,748)
                                                     -----------  -----------
   Net cash flows from financing activities           (4,345,814)  24,944,543
                                                     -----------  -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                4,079,513    2,689,766

CASH AND CASH EQUIVALENTS, beginning of period        15,083,505   14,187,040
                                                     -----------  -----------
CASH AND CASH EQUIVALENTS, end of period             $19,163,018  $16,876,806
                                                     ===========  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for interest            $11,901,849  $15,209,103
                                                     ===========  ===========
 Cash paid during the period for income tax          $ 6,136,000  $ 5,100,000
                                                     ===========  ===========

          (See Notes to Consolidated Financial Statements)
7

                          HORIZON FINANCIAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2003
                               (unaudited)


NOTE 1-

Basis of Presentation
---------------------


     The consolidated financial statements as of and for the three months and nine months ended December 31, 2003, include the accounts of Horizon Financial Corp. (the Corporation), Horizon Bank (the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended December 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. annual report for the year ended March 31, 2003.


Reclassification
----------------


     Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.


Net Income Per Share
--------------------


     Basic earnings per share for the three months ended December 31, 2003 and 2002 are calculated on the basis of 10,447,340 and 10,663,367 weighted average shares outstanding. Diluted earnings per share for the three months ended December 31, 2003 and 2002 are calculated on the basis of 10,650,976 and 10,835,626 weighted average shares outstanding, respectively. Basic earnings per share for the nine months ended December 31, 2003 and 2002 are calculated on the basis of 10,501,077 and 10,695,604 weighted average shares outstanding. Diluted earnings per share for the nine months ended December 31, 2003 and 2002 are calculated on the basis of 10,712,679 and 10,874,591 weighted average shares outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options and warrants under the treasury stock method.

Stock Options
-------------


     The Company recognizes the financial effects of stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Generally, stock options are issued at a price equal to the fair value of the Company's stock as of the grant date.

     Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Company's financial statements. Disclosures required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, as amended are as follows.


Pro forma disclosures:

                                       For the quarter ended December 31,
                                               2003          2002
                                           ----------     ----------
Net income as reported                     $2,902,041     $3,309,914
Additional compensation for fair value
 of stock options                             (15,968)       (18,611)
                                           ----------     ----------
Pro forma net income                       $2,886,073     $3,291,303
                                           ==========     ==========

Earnings per share
Basic
  As reported                                 $  .28         $  .31
                                              ======         ======
  Pro forma                                   $  .28         $  .31
                                              ======         ======
Diluted
  As reported                                 $  .27         $  .31
                                              ======         ======
  Pro forma                                   $  .27         $  .30
                                              ======         ======

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

General
-------

     Horizon Financial Corp. was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank, effective October 13, 1995. Effective June 19, 1999 the Corporation completed the acquisition of Bellingham Bancorporation, whose wholly-owned subsidiary, Bank of Bellingham, was merged with and into Horizon Bank. At December 31, 2003, the Corporation had total assets of $820.2 million, total deposits of $645.2 million and total equity of $108.0 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth herein, including the consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

Financial Condition
-------------------

     Total consolidated assets for the Corporation as of December 31, 2003, were $820,229,085, a slight increase from the March 31, 2003, level of $819,871,874. This increase in assets was due primarily to the growth in Loans receivable to $616,660,844 at December 31, 2003 versus $582,269,145 at March 31, 2003. The following is an analysis of the loan portfolio by major type of loans:

                                        December 31,           March 31,
                                            2003                 2003
                                      -------------        -------------
First mortgage loans
  1-4 Family                          $ 257,333,310        $ 350,487,597
  1-4 Family construction                20,848,366           28,035,560
  Less participations                   (76,708,407)        (137,172,801)
                                      -------------        -------------
     Net first mortgage loans           201,473,269          241,350,356
Construction and land development        42,617,526           66,111,738
Residential commercial real estate       53,301,547           56,929,901
Non-residential commercial real estate  250,018,585          182,157,758
Commercial loans                         67,198,607           54,132,254
Home equity secured                      24,427,611           22,729,371
Other consumer loans                      6,412,744            6,886,950
                                      -------------        -------------
     Subtotal                           443,976,620          388,947,972
                                      -------------        -------------
     Subtotal                           645,449,889          630,298,328
                                      -------------        -------------
Less:
  Undisbursed loan proceeds             (15,176,373)         (34,678,121)
  Deferred loan fees                     (4,121,622)          (4,844,929)
  Allowance for loan losses              (9,491,010)          (8,506,133)
                                      -------------        -------------
                                      $ 616,660,884        $ 582,269,145
                                      =============        =============

Net Residential loans                 $ 187,410,759   32%  $ 221,722,330   38%
Net Commercial loans                     65,840,782   11%     53,081,805    9%
Net Commercial RE loans                 333,157,382   54%    278,402,605   48%
Net Consumer loans                       30,251,961    3%     29,062,405    5%
                                      -------------  ---   -------------  ---
                                      $ 616,660,884  100%  $ 582,269,145  100%
                                      =============  ===   =============  ===

Also contributing to the increase in assets was the change in investment securities, available for sale, which increased 11.35% to $83,026,087 from $74,560,801 at March 31, 2003.

The tables below display the characteristics of the AFS and HTM portfolios as of December 31, 2003:

                                                                  Estimated
                                     Amortized        Net           Fair
                                       Cost        Gain/(Loss)      Value
                                   -------------  -----------   -------------
Available-For-Sale Securities ("AFS")
 State and political subdivisions
  and U.S. government agency
  securities                       $ 52,112,012    $1,269,472   $ 53,381,484
 Marketable equity securities         1,834,577     5,541,345      7,375,922
 Mutual funds                         5,000,000       (20,141)     4,979,859
 Corporate debt securities           16,481,021       807,801     17,288,822
 Mortage-backed securities and
  CMO's                              29,377,306       248,084     29,625,390
                                   ------------    ----------   ------------
   Total available-for-sale
    securities                      104,804,916     7,846,561    112,651,477
                                   ------------    ----------   ------------

Held-To-Maturity Securities ("HTM")
 State and political subdivisions
  and U.S. government agency
  securities                            369,406        29,676        399,082
 Mortgage-backed securities and
  CMO's                               1,723,961       143,975      1,867,936
                                   ------------    ----------   ------------
   Total held-to-maturity
    securities                        2,093,367       173,651      2,267,018
                                   ------------    ----------   ------------
   Total securities                $106,898,283    $8,020,212   $114,918,495
                                   ============    ==========   ============

                                     Maturity Schedule of Securities
                      --------------------------------------------------------
                          Available-For-Sale             Held-To-Maturity
                      ---------------------------     ------------------------
                       Amortized      Estimated       Amortized     Estimated
                          Cost        Fair Value         Cost       Fair Value
                      ------------   ------------     ----------   -----------
Maturities:
  One year            $ 12,549,941   $ 12,772,407     $    1,534   $    1,795
  Two to five years     47,506,144     49,315,100      1,373,380    1,462,751
  Five to ten years      9,404,344      9,622,199        461,456      492,527
  Over ten years        28,509,910     28,585,990        256,997      309,945
                      ------------   ------------     ----------   ----------
                        97,970,339    100,295,696      2,093,367    2,267,018
                      ------------   ------------     ----------   ----------
Mutual funds and
 Marketable equity
 securities (liquid)     6,834,577     12,355,781              -            -
                      ------------   ------------     ----------   ----------
Total investment
 securities           $104,804,916   $112,651,477     $2,093,367   $2,267,018
                      ============   ============     ==========   ==========

     Total liabilities also decreased slightly to $712,232,503 at December 31, 2003, from $713,628,356 at March 31, 2003. This decrease in liabilities was due in large part to the decrease in deposits, to $645,236,144 from $646,722,160 at March 31, 2003. The following is an analysis of the deposit portfolio by major type of deposit at December 31, 2003 and March 31, 2003:

                                            December 31       March 31
                                           ------------     ------------
Demand deposits
  Savings                                  $ 40,486,640     $ 38,455,124
  Checking                                   72,237,682       66,169,430
  Checking (noninterest-bearing)             41,976,096       28,052,250
  Money Market                              123,376,712      125,804,570
                                           ------------     ------------
                                            278,077,130      258,481,374
                                           ------------     ------------
Time certificates of deposit
  Less than $100,000                        243,035,338      258,623,337
  Greater than or equal to $100,000         124,123,676      129,617,449
                                           ------------     ------------
                                            367,159,014      388,240,786
                                           ------------     ------------
Total deposits                             $645,236,144     $646,722,160
                                           ============     ============

     Stockholders' equity at December 31, 2003 increased 1.65% to $107,996,582 from $106,243,518 at March 31, 2003. This increase was due primarily to the increase in net income of $9,564,101 less dividends paid and shares repurchased. The Corporation remains strong in terms of its capital position, with a stockholder equity-to-assets ratio of 13.17% at December 31, 2003, compared to 12.96% at March 31, 2003.


Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At December 31, 2003, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $76,043,698.

     As of December 31, 2003, the total book value of investments and mortgage-backed securities was $106,898,283 compared to a market value of $114,918,495 with an unrealized gain of $8,020,212. As of March 31, 2003 the total book value of investments and mortgage-backed securities was $106,509,636, compared to a market value of $115,867,756 with an unrealized
gain of $9,358,120.   The Bank foresees no factors that would impair its
ability to hold debt securities to maturity.

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

     Stockholders' equity as of December 31, 2003 was $107,996,582, or 13.17% of assets, compared to $106,243,518, or 12.96% of assets at March 31, 2003. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of December 31, 2003 was 17.31%, compared to 18.70% as of March 31, 2003. These figures are well above the well-capitalized minimum of 10% set by the FDIC.

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

     At its September 23, 2003 meeting, the Board of Directors authorized its fifth repurchase plan, allowing the repurchase of up to 10% (approximately 1,050,000 shares) of the Corporation's outstanding Common Stock over a 12 month period. In total, the Corporation repurchased 83,840 under this plan at a weighted average price of $17.48 as of December 31, 2003.

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

Net Interest Income
-------------------

     Net interest income for the three months ended December 31, 2003, increased slightly to $8,215,922 from $8,206,669 in the same time period of the previous year. Interest on loans for the quarter ended December 31, 2003, decreased 6.32% to $10,686,806, from $11,407,412. Included in these numbers are $383,227 and $638,998, respectively of deferred fee income recognition as a result of loan paydowns, payoffs, and loans sold from the mortgage portfolio. This decrease in total interest on loans was due primarily to the overall decline in interest rates. Interest and dividends on investments and mortgage-backed securities decreased 17.82% to $1,292,028, from $1,572,205 for the comparable quarter a year ago due to principal paydowns in the CMO and mortgage backed securities portion of the Bank's investment portfolio and an overall decline in interest rates. Total interest income decreased 7.71% to $11,978,834 from $12,979,617.

     Total interest paid on deposits decreased 25.46% to $3,197,492 from $4,289,760. This decrease in interest expense is due to an overall decline in interest rates. Interest on borrowings increased to $565,420 during the quarter, compared to $483,188 for the comparable period one year ago. The increased expense in the current year was due to a higher level of borrowings outstanding of $57,799,136 at December 31, 2003 versus $43,765,515 at December 31, 2002. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

     Total interest income for the nine-month period decreased 3.88% to $36,683,914 from $38,162,732. Total interest expense for the nine-month period decreased 21.66% to $11,831,629 from $15,102,480. Net interest income for the nine-month period ended December 31, 2003 increased 7.77% to $24,852,285 from $23,060,252 for the comparable period one year ago due to the reasons stated above regarding the quarterly results.

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

     The provision for loan losses was $220,000 for the quarter ended December 31, 2003 compared to $1,050,000 for the quarter ended December 31, 2002. This decrease was a result of management's ongoing analysis of changes in loan portfolio composition by collateral categories, overall credit quality of the portfolio, peer group analysis, and current economic conditions. The reserve for loan losses was $9,491,010, or 1.54% of loans receivable at December 31, 2003, compared to $7,481,630, or 1.30% of loans receivable at December 31, 2002. The increased level of reserves is due primarily to continued loan portfolio growth in the higher-risk lending categories of commercial and multi-family construction/permanent loans and business loans during the period, which comprised $398.9 million, or 64.7% of the portfolio at December 31, 2003, versus $316.5 million, or 55.1% at December 31, 2002.

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

     As of December 31, 2003, there were 19 loans in the Bank's portfolio over 90 days delinquent. At December 31, 2003 total non-performing loans were $238,168. Real estate owned at December 31, 2003 totaled $342,908. Total non-performing assets represented .07% of total assets at December 31, 2003 compared to $2,117,982 or .26% of total assets at December 31, 2002.

                                                 As of December 31,
Non-Performing Assets                            2003          2002
                                               --------    ----------
Accruing loans - 90 days past due              $238,168    $  929,085
Non-accrual loans                                     -       242,637
                                               --------    ----------
Total non-performing loans                      238,168     1,171,722
Total non-performing loans/net loans               0.04%         0.20%
Real estate owned                               342,908       946,260
                                               --------    ----------
Total non-performing assets                     581,076     2,117,982
                                               --------    ----------
Total non-performing assets/total assets           0.07%         0.26%

Non Interest Income
-------------------

     Non interest income for the three months ended December 31, 2003, decreased 30.03% to $1,440,968 from $2,059,342 for the same time period a year ago. Service fee income increased 1.92% to $603,407 from $592,013. The primary reason for the increase over the prior year was increased escrow fee income due to the higher volume of loan originations, both in the mortgage and commercial loan divisions. The net gain/loss on the sale of loans servicing released decreased to $192,487 from $913,997 in the comparable period one year ago. The low mortgage rate environment in the prior year was the primary reason for the increase in fiscal 2003. The net gain/loss on the sale of loans on a servicing retained basis (loans sold from the Bank's portfolio) showed a gain of $12,228 during the three months ended December 31, 2003, compared to $4,470 in the prior period. The net gain/loss on sales of available-for-sale investment securities increased to $191,254 from $0 for the comparable period one year ago. The gains in the period ended December 31, 2003 were due to the sale of securities from the Bank's investment portfolio. Other non-interest income for the quarter decreased 19.54% to $441,592 from $548,862. The primary reason for the decrease in fiscal 2004 was a decreasing yield on Bank Owned Life Insurance and approximately $34,000 less in profits for the quarter on a real estate development project from a joint venture of the Bank's wholly owned subsidiary, Westward Financial Services Corporation.

     Non interest income for the nine months ended December 31, 2003 increased 19.28% to $5,930,386 from $4,971,700. The net gain/loss on the sale of loans servicing released increased to $2,018,905 from $1,841,420 in the comparable period one year ago. The net gain/loss on the sale of loans on a servicing retained basis (loans sold from the Bank's portfolio) showed a gain of $95,009 during the nine months ended December 31, 2003, compared to $99,766 in the prior period. The net gain/loss on sales of investment securities increased 278.43% to $235,602 from $62,258 for the comparable period one year ago. The gains in these periods were due primarily to the sale of securities from the Bank's available-for-sale investment portfolio. Other non interest income for the nine-month period increased 6.25% to $1,432,328 from $1,348,018, due primarily to the recognition of approximately $261,000 in profits through December 2003 compared to approximately $157,000 in profit in the prior period from a real estate development joint venture of the Bank's wholly owned subsidiary, Westward Financial Services Corporation.


Non Interest Expense
--------------------

     Non interest expense for the three months ended December 31, 2003, increased 19.70% to $5,125,364 from $4,281,989. Compensation and employee benefits increased 30.81% for the quarter ended December 31, 2003, to $3,017,645 from $2,306,854. The increase in compensation and employee benefits during the quarter ended December 31, 2003 was primarily due to the overall growth in employment at the Bank, including key additions to staff as the Bank continues its efforts to enhance its commercial banking expertise, along with additional staff for the Lynnwood office and the new commercial banking loan centers. Building occupancy for the quarter ended December 31, 2003 increased 14.34% to $664,027 from $580,736. This increase over the prior year was due to the opening of our Lynnwood office, three new commercial banking/loan centers in Bellingham, Snohomish, and Everett, and the expansion of the Burlington office/commercial center. Data processing expenses decreased 38.33% to $154,648 from $250,764. The primary reason for this decline relates to a renegotiation of the Bank's contract with its core data processor which included substantial concessions in the first quarter of fiscal 2004, and a reduced monthly expense thereafter. Advertising and marketing expenses for the quarter ended December 31, 2003 increased 21.79% to $223,777 from $183,740. Other non-interest expense increased 10.98% to $1,065,267 from $959,895 due to the overall growth of the Bank and a decreasing mortgage servicing portfolio. The increased refinance activity in the low rate environment resulted in an increased amortization of the associated mortgage servicing asset. Also contributing to the increase in fiscal 2004 was an increase in Business and Occupation (B&O) tax expense due to the shift in the loan portfolio from 1-4 family mortgages, which are exempt from B&O tax, to B&O taxable commercial loans.

     Non interest expense for the nine months ended December 31, 2003 increased 19.47% to $15,303,867 from $12,809,729. Compensation and employee benefits increased 25.95% to $8,712,800 from $6,917,653. Building occupancy expenses for the nine months increased 11.40% to $1,967,583 from $1,766,199. Other expenses increased 27.73% to $3,581,761 at December 31, 2003 compared to $2,804,183 for the prior period due primarily to the reasons stated in the discussion above regarding the quarterly results. Also contributing to this increase in fiscal 2004 was the recognition of approximately $70,000 in Other Real Estate Owned expenses/losses.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At December 31, 2003, the Corporation had no off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. The Corporation continues to be exposed to interest rate risk; however, at December 31, 2003, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2003.

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

Changes in Internal Controls
----------------------------

     In the quarter ended December 31, 2003, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 3.   Defaults Upon Senior Securities
            None

Item 4.   Submission of Matters to a Vote of Security Holders
            None

Item 5.   Other Information
            None

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits
          --------
          (3.1) Articles of Incorporation of Horizon Financial, Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
          (3.2) Bylaws of Horizon Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
          (10.1) Amended and Restated Employment Agreement with V. Lawrence
                 Evans (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
          (10.2) Deferred Compensation Plan (incorporated by reference to the
                 Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
          (10.3) 1986 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
          (10.4) 1995 Stock Option Plan (incorporated by reference to Exhibit
                 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
          (10.5) Bank of Bellingham 1993 Employee Stock Option Plan
                 (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 33-88571))
          (10.6) Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2003)
          (10.7) Severance Agreement with Richard P. Jacobson (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002)
          (10.8) Severance Agreement with Steven L. Hoekstra (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2002)
          (31.1) Certification of Chief Executive Officer Pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002
          (31.2) Certification of Chief Financial Officer Pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002
          (32) Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)       Reports on Form 8-K:
          -------------------
             None

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          HORIZON FINANCIAL CORP.



                          By: /s/ V. Lawrence Evans
                              -------------------------------
                              V. Lawrence Evans
                              Chairman, President, and Chief Executive Officer


                          By: /s/ Richard P. Jacobson
                             ---------------------------------
                             Richard P. Jacobson
                             Chief Financial Officer


                          Dated: February 5, 2004
                                ---------------------

                                Exhibit 31.1

                           Certification Required
      By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934


I, V. Lawrence Evans, certify that:

1.   I have reviewed this December 31, 2003 Form 10-Q of Horizon Financial
     Corp;

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

Date:  February 5, 2004

                             /s/ V. Lawrence Evans
                             ---------------------------------
                             V. Lawrence Evans
                             Chairman, President, and Chief Executive Officer

                                Exhibit 31.2

                           Certification Required
    By Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934


I, Richard P. Jacobson, certify that:

1.   I have reviewed this December 31, 2003 Form 10-Q of Horizon Financial
     Corp;

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

Date:  February 5, 2004

                                      /s/ Richard P. Jacobson
                                      ---------------------------------
                                      Richard P. Jacobson
                                      Chief Financial Officer, EVP

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

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report of Form 10-Q, that:

      1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

      2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/ V. Lawrence Evans                      /s/ Richard P. Jacobson
--------------------------------           ------------------------------
V. Lawrence Evans                          Richard P. Jacobson
Chairman, President, and                   Chief Financial Officer
 Chief Executive Officer

Dated:  February 5, 2004