Form 10-K
period 2004-03-31
HORIZON FINANCIAL CORP
filed 2004-06-14
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                          -------------------------

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended March 31, 2004             OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-27062

                           Horizon Financial Corp.
-----------------------------------------------------------------------------
-
          (Exact name of registrant as specified in its charter)

         Washington                                          91-1695422
------------------------------------------------          -------------------
-
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                             I.D. Number)

1500 Cornwall Avenue, Bellingham, Washington                    98225
------------------------------------------------          -------------------
-
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        (360) 733-3050
                                                          -------------------
-

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

                                                      ---     ---

     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-K or any amendments to this Form 10-K.   YES      NO   X
                                                     ---      ---

     Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).  YES  X   NO
                                          ---     ---

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's Common Stock as quoted on the Nasdaq Stock Market under the symbol "HRZB" on September 30, 2003, was $169,067,630 (10,475,070 shares at $16.14 per share).

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders. (Parts II. and III).

                            HORIZON FINANCIAL CORP.
                        2004 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                         Page
PART I.                                                                  ----
  Item 1. Business
             General. . . . . . . . . . . . . . . . . . . . . . . . . .    1
             Lending Activities . . . . . . . . . . . . . . . . . . . .    1
             Investment Activities. . . . . . . . . . . . . . . . . . .   10
             Savings Activities and Other Sources of Funds. . . . . . .   13
             Competition. . . . . . . . . . . . . . . . . . . . . . . .   15
             Personnel. . . . . . . . . . . . . . . . . . . . . . . . .   15
             Regulation and Supervision . . . . . . . . . . . . . . . .   15
             Taxation . . . . . . . . . . . . . . . . . . . . . . . . .   22
             Available Information. . . . . . . . . . . . . . . . . . .   23
  Item 2. Properties. . . . . . . . . . . . . . . . . . . . . . . . . .   24
  Item 3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . .   25
  Item 4. Submission of Matters to a Vote of Security Holders . . . . .   25
PART II.
  Item 5. Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities . . . . . .   26
  Item 6. Selected Financial Data . . . . . . . . . . . . . . . . . . .   27
  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . .   29
            Forward Looking Statements. . . . . . . . . . . . . . . . .   29
            General . . . . . . . . . . . . . . . . . . . . . . . . . .   29
            Operating Strategy. . . . . . . . . . . . . . . . . . . . .   29
            Critical Accounting Estimate. . . . . . . . . . . . . . . .   30
            Critical Accounting Policies. . . . . . . . . . . . . . . .   31
            Financial Condition . . . . . . . . . . . . . . . . . . . .   32
            Results of Operations . . . . . . . . . . . . . . . . . . .   33
            Yields Earned and Rates Paid  . . . . . . . . . . . . . . .   36
            Rate/Volume Analysis. . . . . . . . . . . . . . . . . . . .   38
            Liquidity and Capital Resources . . . . . . . . . . . . . .   38
            Quantitative and Qualitative Disclosures
              About Market Risk . . . . . . . . . . . . . . . . . . . .   39
            Effects of Interest Rate Floors . . . . . . . . . . . . . .   40
            Contractual Obligations . . . . . . . . . . . . . . . . . .   41
            Off-Balance Sheet Arrangements. . . . . . . . . . . . . . .   41
            Impact of Inflation . . . . . . . . . . . . . . . . . . . .   42
            Recent Accounting Pronouncements. . . . . . . . . . . . . .   42
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk .   42
  Item 8. Financial Statements and Supplementary Data . . . . . . . . .   42
  Item 9. Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure. . . . . . . . . . . .   70
  Item 9A. Controls and Procedures. . . . . . . . . . . . . . . . . . .   70
PART III.
  Item 10. Directors and Executive Officers of the Registrant . . . . .   70
  Item 11. Executive Compensation . . . . . . . . . . . . . . . . . . .   72
  Item 12. Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters . . . . . . .   72
  Item 13. Certain Relationships and Related Transactions . . . . . . .   73
  Item 14. Principal Accountant Fees and Services . . . . . . . . . . .   73
PART IV.
  Item 15. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . .   73

                                     (i)

                                   PART I

Item 1.  Business
-----------------

(a) General
    -------

     Horizon Financial Corp. ("Horizon Financial" or the "Corporation") was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank ("Horizon Bank" or the "Bank"), effective October 13, 1995. Effective June 19, 1999 the Corporation completed the acquisition of Bellingham Bancorporation, a $64.3 million, bank holding company for the Bank of Bellingham, which was merged with and into Horizon Bank. At March 31, 2004, the Corporation had total assets of $858.9 million, total deposits of $670.3 million and total equity of $109.3 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

     The Bank's operations are conducted through 16 full-service office facilities, three commercial loan centers, and three real estate loan centers, located in Whatcom, Skagit and Snohomish counties in Northwest Washington. The acquisition of Bellingham Bancorporation increased Horizon Financial's and Horizon Bank's presence in Whatcom County. During fiscal 2000, the Bank purchased a bank site in Marysville. In fiscal 2002, the Bank acquired a bank site in Lynnwood, Washington, which was remodeled and opened for business in March 2003. The Bank opened commercial banking/loan centers in Bellingham, Snohomish, and Everett and expanded its operations in Burlington during the first quarter of fiscal 2004. Future plans for the Bank include the opening of a full service office in Marysville during fiscal 2005 and a full service office in Everett during fiscal 2006, which will replace the Bank's existing Everett office.

     The Corporation has been in various buy-back programs of its outstanding common stock ("Common Stock") since August 1996. In March 2004, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2005 fiscal year, allowing the Corporation to repurchase up to 10% of total shares outstanding, or approximately 1.04 million shares. This marked the Corporation's sixth stock repurchase plan. In fiscal 2004, under the previous plans, the Corporation repurchased 314,240 shares at an average price of $17.353. For additional information concerning the Corporation's repurchase activities during the fourth quarter of fiscal 2004, see Item 5 hereof.

Lending Activities
------------------

     General. The Bank's loan portfolio, net totaled $658.2 million at March 31, 2004, representing approximately 76.6% of its total assets. On that date, 33.0% of total outstanding loans consisted of loans secured by mortgages on one-to-four family residential properties, 8.0% of total outstanding loans consisted of loans secured by mortgages on over four unit residential properties, and 55.0% of total outstanding loans consisted of commercial loans and commercial real estate loans. The balance of the Bank's outstanding loans at that date consisted of secured and unsecured consumer loans and loans secured by savings deposits.

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


                                                             At March 31,
                      -------------------------------------------------------------------------------------
-
                            2004             2003              2002              2001              2000
                      ----------------  ---------------   ---------------   ---------------   -------------
-
                      Amount   Percent  Amount  Percent   Amount  Percent   Amount  Percent   Amount
Percent
                      ------   -------  ------  -------   ------  -------   ------  -------   ------ ------
-
                                                       (Dollars in thousands)
Type of Loan:
First mortgage loans:
 One-to-four family..$286,127   43.5%  $350,488   60.2%  $493,098   86.8%  $619,395  103.7%  $606,703
102.9%
 One-to-four family
  construction.......  14,165    2.1     28,036    4.8     29,958    5.3     26,716    4.5     25,912   4.4
 Participations sold. (74,279) (11.3)  (137,174) (23.5)  (228,874) (40.3)  (246,583) (41.3)
(176,538)(29.9)
                     --------  -----   --------  -----   --------  -----   --------  -----   -------- -----
   Subtotal.......... 226,013   34.3    241,350   41.5    294,182   51.8    399,528   66.9    456,077  77.4

 Construction and land
  development........  36,304    5.5     66,112   11.3     55,747    9.8     30,364    5.1     18,717   3.2
 Residential commer-
  cial real estate...  53,344    8.1     56,930    9.8     28,604    5.0     24,187    4.0     21,999   3.7
 Nonresidential
  commercial real
  estate............. 257,322   39.1    182,158   31.3    169,697   29.9    139,232   23.3     88,323  15.0
 Commercial loans....  78,752   11.9     54,132    9.3     37,844    6.7     20,221    3.4     14,473   2.4
 Home equity secured.  26,291    4.0     22,729    3.9     18,873    3.3     19,835    3.3     16,953   2.9
 Other consumer
  loans..............   6,330    1.0      6,887    1.2      5,263    0.9      2,531    0.4      4,829   0.8
                     --------  -----   --------  -----   --------  -----   --------  -----   -------- -----
   Subtotal.......... 684,356  103.9    630,298  108.3    610,210  107.4    635,898  106.4    621,371 105.4

Less:
 Deferred loan fees..  (4,046)  (0.6)    (4,845)  (0.8)    (5,613)  (1.0)    (6,746)  (1.1)    (7,398)
(1.3)
 Allowance for loan
  losses............. (10,121)  (1.5)    (8,506)  (1.5)    (5,887)  (1.0)    (4,977)  (0.8)    (4,757)
(0.8)
 Undisbursed loan
  proceeds........... (11,963)  (1.8)   (34,678)  (6.0)   (30,407)  (5.4)   (26,793)  (4.5)   (19,632)
(3.3)
                     --------  -----   --------  -----   --------  -----   --------  -----   -------- -----
                     $658,226  100.0%  $582,269  100.0%  $568,303  100.0%  $597,382  100.0%  $589,584
100.0%
                     ========  =====   ========  =====   ========  =====   ========  =====   ======== =====


     Loan Maturity. The following table sets forth certain information at March 31, 2004 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                        Due After
                        Due Within      1 Through      Due Over
                      One Year After  5 Years After  5 Years After
                      March 31, 2004  March 31, 2004 March 31, 2004    Total
                      --------------  -------------- --------------  --------
-

                                           (In thousands)
Commercial real
 estate, financial,
 and agricultural.....   $188,940        $146,983       $120,420
$456,343
One-to-four real
 estate construction..         --              --         14,165
14,165
Real estate-mortgage,
 installment and
 other................     35,588          39,665        112,465
187,718
                         --------        --------       --------      -------
-
     Total............   $224,528        $186,648       $247,050
$658,226
                         ========        ========       ========
========

     The following table sets forth the dollar amount of all loans due after one year after March 31, 2004 which have fixed interest rates and have floating or adjustable interest rates. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

                                                Adjustable
                                Fixed Rates       Rates         Total
                                -----------       -----         -----
                                              (In thousands)
Commercial, financial and
  agricultural................    $ 96,982       $170,421      $267,403
One-to-four family real
  estate construction.........      13,965            200        14,165
Real estate-mortgage,
  installment and other.......     134,639         17,491       152,130
                                  --------       --------      --------
     Total....................    $245,586       $188,112      $433,698
                                  ========       ========      ========

     Residential Loans. The primary lending activity of the Bank has historically been the granting of conventional loans to enable borrowers to purchase existing homes or construct new homes. The Bank's real estate loan portfolio also includes loans on two-to-four family dwellings, multi-family housing (over four units), and loans made to purchase or refinance improved buildings to be used for residential housing. At March 31, 2004, approximately 33.0% of the Bank's total loan portfolio consisted of loans secured by one-to-four residential real estate.

     The Bank's lending practices generally limit the maximum loan-to-value ratio on one-to-four family residential mortgage loans to 97% of the appraised value as determined by an independent appraiser, with the condition that private mortgage insurance generally be required on any home loans with loan-to-value ratios in excess of 80% of the appraised value. The Bank places this insurance with carriers approved by the FHLMC. The coverage generally limits the Bank's exposure to 72.0% of the loan amount. If private mortgage insurance is required, the borrower pays the premium at loan closing and any recurring premiums through an escrow reserve account established with the Bank for such period of time as the Bank requires the insurance coverage to be in force. Multi-family residential and commercial real estate loans and unimproved real estate loans generally do not exceed 80.0% of appraised value.

     The Bank presently originates both fixed-rate and ARMs secured by one-to-four family properties with a loan term not exceeding 30 years. Under certain conditions, ARM borrowers are allowed to convert beginning on the first interest rate change date and ending on the fifth interest rate change date from the date of the loan note. In addition, certain consumer safeguards are built into the ARM instruments used by the Bank. These safeguards include limits on annual and lifetime interest rate adjustments. The Bank generally originates these loans in accordance with guidelines established by the FHLMC. For the fiscal year ended March 31, 2004, adjustable mortgage loans totalled $6.4 million or 2.7% of total originations as compared to $45.6 million, or 14.4%, of total originations for the year ended March 31, 2003.

     Construction Loans. The Bank also provides construction financing for single-family dwellings and to a lesser extent makes land acquisition and development loans on properties intended for residential use. The interest rate charged by the Bank on these loans varies depending upon the type of security property and the creditworthiness of the borrower. At March 31, 2004, the Bank had $50.5 million, or 7.4%, of total loans outstanding in residential construction loans, as compared to $94.1 million, or 14.9%, of total loans at March 31, 2003. At March 31, 2004, $36.3 million, or 71.9%, of the construction loan portfolio consisted of "speculative" construction loans (i.e., loans on dwellings for which there is not an underlying contract for sales).

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

     Multi-Family, Business and Commercial Real Estate Lending. Commercial real estate loans totaled $334.4 million, or 50.8% of total loans receivable at March 31, 2004. The Bank originates commercial real estate loans primarily secured by owner-occupied business facilities, apartment buildings, warehouses, mini-storage facilities, industrial use buildings, office and medical office buildings, hospitality facilities, commercial land development and retail shopping centers located in its market area. Commercial real estate loans typically range in principal amount from $500,000 to $10.0 million. At March 31, 2004, the largest commercial real estate loan on one property had an outstanding balance of $17.0 million and is secured by a destination resort and surrounding real estate located in the Bank's market area. This loan was performing according to its terms at March 31, 2004.

     Commercial adjustable rate mortgage loans are originated with variable rates which generally adjust annually after an initial period ranging from one to five years. These adjustable rate mortgage loans have generally utilized Prime or Federal Home Loan Bank Advance Rates as indices, with principal and interest payments fully amortizing over terms of 15 to 25 years, and are generally due in ten years. The Bank has also originated fixed rate commercial loans due in five to 15 years, with amortization terms of 15 to 25 years. Commercial loans originated with interest rates fixed for the initial three, five or ten year terms generally contain prepayment penalties during their fixed rate period ranging from 1.0% to 5.0%.

     The Bank requires appraisals or evaluations on all properties securing commercial real estate loans. The Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. The Bank generally imposes a minimum debt coverage ratio of approximately 1.20 times for originated loans secured by income producing commercial properties. The Bank generally obtains loan guarantees from financially capable parties based on a review of personal financial statements, or if the borrower is a corporation, the Bank also generally obtains personal guarantees from corporate principals based on a review of personal financial statements.

     Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to-four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 80% and carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The continued year-over-year increase in the commercial real estate portfolio is attributable to the Company's desire to meet the growing demand in this sector of the lending market.

     Commercial Loans. The Bank's loan portfolio also includes a wide range of commercial loans to small and medium sized businesses. This portfolio presently includes lines of credit with floating rates and maturities of one year or less and term loans for the purchase of equipment, real estate and other operating purposes with maturities generally not exceeding ten years. These loans are secured by a variety of business assets including equipment, real estate, accounts receivable and inventory. These types of loans constituted $77.1 million, or approximately 11.7% of the Bank's net loan portfolio at March 31, 2004. Under certain conditions, the Bank also offers unsecured credit to qualified borrowers.

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

     Horizon Bank actively markets consumer loans in order to provide a wider range of financial services to its customers and to achieve shorter terms and higher interest rates normally typical of such loans. At March 31, 2004, the Bank held $32.0 million of consumer loans.

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

     Secured loan amounts typically do not exceed 90.0% of the value of the collateral, or 90.0% of the appraised value of the residence in the case of home equity loans.

     Loan Solicitation and Processing. The primary sources for loan originations are attributable to deposit customers, current borrowers, walk-in customers, and referrals from existing customers, real estate agents, and builders. The Bank does not actively utilize mortgage brokers in the origination of loans.

     The Bank accepts completed loan applications from all of its offices. Processing is substantially centralized in the main office of the Bank. Detailed information is obtained to determine the creditworthiness of the borrower and the borrower's ability to repay. The more significant items appearing on the applications and accompanying material are verified through the use of written credit reports, financial statements, and confirmations. After analysis of the loan application, supporting documents and the property to be pledged as loan security, including an appraisal of the property by either a staff appraiser or an independent fee appraiser, the application is forwarded to the Bank's Loan Committee. Loan approval requires the signatures of two or three members of the Loan Committee depending on the size of the loan. The Loan Committee consists of officers of the Bank who are appointed by the Bank's Board of Directors. The Bank generally requires its mortgage notes to be co-signed individually by the principals on loans made to entities other than natural persons. Certain lending personnel have been given limited loan approval authority by the Board of Directors covering secondary market quality loans.

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

     The Bank is a qualified servicer for both FHLMC and Fannie Mae. The Bank's general practice is to close its fixed-rate, one-to-four family residential loans on FHLMC loan documents in order to facilitate future sales to the mortgage corporation as well as to other institutional investors. From time to time, depending upon interest rates and economic conditions, the Bank has sold participation interests in loans in order to provide additional funds for lending, to generate servicing fee income and to decrease the dollar amount of its intermediate and long-term fixed-rate loans. The sale of loans in the secondary mortgage market reduces the Bank's interest rate risk and allows the Bank to continue to make loans during periods when savings flows decline or funds are otherwise unavailable for lending purposes. As of March 31, 2004, the Bank was servicing loans for others aggregating approximately $88.2 million for which it generally receives a fee payable monthly of 0.25% to 0.375% per annum of the unpaid balance of each loan. In February 2001, the Bank began selling much of its current loan production on a servicing released basis, and plans to continue doing so for many of the long-term fixed rate loan originations. All sales of loan interests by the Bank are made without right of recourse to the Bank by the buyer of the loan interests in the event of default by the borrower.

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

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at March 31, 2004.

     The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of the dates indicated.

                                              As of March 31,
                                            -------------------
                                             2004         2003
                                            -------     -------
                                               (In thousands)

          Commitments to extend credit....  $80,275     $58,878
          Credit card arrangements........    7,991       7,385
          Standby letters of credit.......    2,059       1,263

     Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives loan origination fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower at the closing of the loan.

     The Bank's loan origination fees are generally 0% to 2.5% on conventional residential mortgages and 1.0% to 2.0% for commercial real estate loans. The total amount of deferred loan origination fees and unearned discounts at March 31, 2004 was $4.0 million. Any unamortized loan fees are recognized as income at the time the loan is sold or paid off.

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

     Loan Modifications. The Bank offers a loan modification program to assist existing customers who are considering refinancing their home loans. For a fee the Bank will modify customers' loans under the program. No new principal is required and only the interest rate and payment amounts are changed. All other terms and conditions remain the same. In fiscal 2004, the Bank modified $46.0 million of real estate loans, compared to $66.3 million in fiscal 2003.

     Delinquent Loans, Loans in Foreclosure and Foreclosed Property. Loans are defined as delinquent when any payment of principal and/or interest is past due. While the Bank generally is able to work out a satisfactory repayment schedule with a delinquent borrower, the Bank will undertake foreclosure proceedings if the delinquency is not otherwise resolved within 90 days. Property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until such time as it is sold or otherwise disposed of. At March 31, 2004, the Bank had eight loans over 90 days delinquent and no loans on nonaccrual status. At
March 31, 2004 total non-performing loans were $339,000.   Real estate owned
at March 31, 2004 totaled $63,000. Total non-performing assets represented $402,000, or 0.05%, of total assets at March 31, 2004. Management does not anticipate incurring material losses from these loans.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                                At March 31,
                              -----------------------------------------------
-
                                2004    2003       2002       2001      2000
                                ----    ----       ----       ----      ----
                                        (Dollars in thousands)

Non-accrual loans............ $   --  $   242   $    --    $    --   $   455
Loans 90 days or more
  delinquent and
  accruing interest..........    339      350       618        832       457
Restructured loans...........     --       --        --         --        --
Real estate acquired
  through foreclosure........     63    1,072       340         --       323
                              ------  -------   -------    -------   -------
    Total.................... $  402  $ 1,664   $   958    $   832   $ 1,235
                              ======  =======   =======    =======   =======
As a percentage of net loans.   0.06%    0.29%     0.17%      0.14%     0.21%
As a percentage of total
  assets.....................   0.05%    0.20%     0.12%      0.11%     0.17%

     Additional interest income which would have been recorded had nonaccruing loans been current in accordance with their original terms was considered immaterial as of March 31, 2004. No interest income was recorded on nonaccrual loans for the year ended March 31, 2004.

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

     The Bank maintains an allowance for credit losses sufficient to absorb losses inherent in the loan portfolio. The Bank has established a systematic methodology to ensure that the allowance is adequate. The Bank reviews the following information, on a quarterly basis, to estimate the necessary additions to its loan loss reserve:

     * All loans classified during the previous analysis. Current informa-tion as to payment history, or actions taken to correct the deficiency are reviewed, and changes are made, as appropriate. If conditions have not improved, the loan classification is reviewed to ensure that the appropriate action is being taken to mitigate loss.

     *   All loans past due on scheduled payments.   The Bank reviews all
         loans that are past due 30 days or more, taking into consideration the borrower, nature of the collateral and its value, the circumstances that have caused the delinquency, and the likelihood of
         the borrower correcting the conditions that have resulted in the delinquent status.

     * Composition of the Bank's portfolio. The Bank also analyzes its mix of loans when establishing appropriate allowances for loan losses. For example, reserves for losses on the Bank's one-to-four family mortgage portfolio (on a percentage basis) are lower than the percentage reserve estimates for commercial or credit card loans. Therefore, the Bank's allowance for loan losses is likely to change, as the composition of the Bank's loan portfolio changes.

     * Current economic conditions. The Bank takes into consideration economic conditions in its market area, the state's economy, and national economic factors that could influence the quality of the loan portfolio in general.

     * Trends in the Bank's delinquencies. Prior period statistics are reviewed and evaluated to determine if the current conditions warrant
         changes to the Bank's loan loss allowance.

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

     * One- to Four-Family Residential - Market conditions in the Bank's primary market area have, over the long term, supported a stable or increasing market value of real estate. Absent an overall economic downturn in the economy, experience in this portfolio indicates that losses are minimal provided the property is reasonably
         maintained, and marketing time to resell the property is relatively short.

     *   Multi-Family Residential - While there have been minimal losses taken
         in this segment of the portfolio, the rental market is susceptible to
         the effects of an economic downturn.   While the Bank monitors
         loan-to-value ratios, the conditions that would create a default would carry through to a new owner which may require that the Bank discount the property or hold it until conditions improve.

     * Commercial Real Estate - As with multi-family loans, the classifi-cation of commercial real estate loans closely corresponds to economic conditions which will limit the marketability of the property, resulting in higher risk than a loan secured by a single-family residence. Commercial real estate loans have historically been assigned higher reserve levels than one-to-four family residential loans, but lower than commercial business loans.

     * Commercial Business Loans - These types of loans carry a higher degree of risk, relying on the ongoing success of the business to
         repay the loan.   Collateral for commercial credits is often
         difficult to secure, and even more difficult to liquidate in the event of a default. If a commercial business loan demonstrates any credit weakness, the reserve is increased to recognize the additional
         risk.

     * Consumer Loans - The consumer loan portfolio has a wide range of factors, determined primarily by the nature of the collateral and the
         credit history and capacity of the borrower.   The loans tend to be
         smaller in principal amount and secured by second deeds of trust, automobiles, boats, and other vehicles. Loans for automobiles, boats, and other vehicles, generally experience higher than average wear in the environment and hold a higher degree of risk of loss in the event of repossession.

     * Unsecured Credit Cards - Due to the unsecured nature of these accounts, these types of loans represent the highest degree of risk. The Bank, therefore, uses a higher percentage factor than any other loan classification, when estimating future potential loan losses.

     Management believes that the allowance for loan losses at March 31, 2004 was adequate at that date. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

     The Bank established an allowance for losses for the year ended March 31, 2004 in the amount of $10.1 million and $8.5 million for the year ended March 31, 2003. The Bank's loan loss reserve as of March 31, 2004, was approximately 1.5% of net loans receivable.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                          Year Ended March 31,
                              -----------------------------------------------
-
                                2004      2003      2002      2001      2000
                                ----      ----      ----      ----      ----
                                        (Dollars in thousands)
Allowance at beginning of
 period...................... $ 8,506    $5,887    $4,977    $4,757    $4,463
Provision for loan losses....   1,915     2,740     1,089       320       437
Recoveries:
 First mortgage loans........      --        --        --        --        --

 Commercial loans............      79        --        --        --        --
 Credit card loans...........       6         8         4         1         1
 Other consumer loans........       1        --         4        --         -
                              -------    ------    ------    ------    ------
   Total recoveries..........      86         8         8         1         1

                      (table continues on following page)

                                          Year Ended March 31,
                              -----------------------------------------------
-
                                2004      2003      2002      2001      2000
                                ----      ----      ----      ----      ----
                                        (Dollars in thousands)
Charge-offs:
 First mortgage loans........      --        --       (28)      (60)
(90)
 Commercial loans............    (254)      (54)     (148)      (21)
(10)
 Credit card loans...........    (124)      (72)       (5)      (20)
(43)
 Other consumer loans........      (8)       (4)       (6)       --
(1)
                              -------    ------    ------    ------    ------
   Total charge-offs.........    (386)     (129)     (187)     (101)
(144)
   Net charge-offs...........    (300)     (121)     (179)     (100)
(143)
                              -------    ------    ------    ------    ------
Allowance at end of period... $10,121    $8,506    $5,887    $4,977    $4,757
                              =======    ======    ======    ======    ======

Allowance for loan losses
as a percentage of total
loans outstanding at the end
of the period................    1.48%     1.35%     0.96%     0.78%
0.77%

Net charge-offs as a percent-
of average loans outstanding
during the period............    0.05%     0.02%     0.03%     0.02%
0.02%

Allowance for loan losses as
a percentage of nonperform-
ing assets at end of period..2,518.51%   511.09%   614.70%   597.94%
385.13%

     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.


                                                         At March 31,
                  ---------------------------------------------------------------------------------------
                        2004              2003              2002             2001              2000
                  ----------------  ----------------  ----------------  ----------------  ----------------
                           Percent           Percent           Percent           Percent           Percent
                          of Loans          of Loans          of Loans          of Loans          of Loans
                           in Each           in Each           in Each           in Each           in Each
                          Category          Category          Category          Category          Category
                          to Total          to Total          to Total          to Total          to Total
                  Amount    Loans   Amount    Loans   Amount    Loans   Amount    Loans   Amount    Loans
                  ------    -----   ------    -----   ------    -----   ------    -----   ------    -----
                                                        (Dollars in thousands)
Commercial,
 financial and
 agricultural.... $ 8,007    79.1%  $6,365    74.8%   $3,353    51.6%   $1,923    37.4%   $1,187    27.0%
Residential real
 estate-mortgage.   2,114    20.9    2,141    25.2     2,534    48.4     3,054    62.6     3,570    73.0
                  -------   -----   ------   -----    ------   -----    ------   -----    ------   -----
  Total allowance
   for loan
   losses........ $10,121   100.0%  $8,506   100.0%   $5,887   100.0%   $4,977   100.0%   $4,757   100.0%
                  =======   =====   ======   =====    ======   =====    ======   =====    ======   =====



     The Bank had an allowance of $0, $0, $50,000, $0 and $0 for real estate acquired through foreclosure at March 31, 2004, 2003, 2002, 2001 and 2000.

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

     The amortized cost of the above investments at March 31, 2004 was $78.0 million compared to a market value of $85.6 million. For further information concerning the Bank's investment securities portfolio, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

     The Bank also invests in mortgage-backed securities. At March 31, 2004, such securities had an amortized cost of $28.9 million and a market value of $29.4 million.

     The following table presents the amortized cost of the Bank's investment securities portfolio and short-term investments. The market value of the Bank's investment securities portfolio at March 31, 2004 was approximately $115.0 million. This does not include interest-bearing deposits and cash equivalents.

                                                 At March 31,
                                      ----------------------------------
                                        2004         2003          2002
                                      --------    --------      --------
                                                (In thousands)
Investment securities:
 U.S. Government:
   Available for sale................ $ 57,397    $ 38,821      $ 23,587
   Held to maturity..................      369         369           369
                                      --------    --------      --------
                                        57,766      39,190        23,956
 Mortgage-backed securities(1):
   Available for sale................   27,363      37,141        29,453
   Held to maturity..................    1,544       2,793         4,410
                                      --------    --------      --------
                                        28,907      39,934        33,863
 Other securities(2):
   Available for sale................   20,266      27,386        17,031
   Held to maturity..................       --          --            --
                                      --------    --------      --------
                                        20,266      27,386        17,031
                                      --------    --------      --------
   Total investments.................  106,939     106,510        74,850

Interest bearing deposits and cash
 equivalents.........................   39,199      75,013        83,962
                                      --------    --------      --------
                                      $146,138    $181,523      $158,812
                                      ========    ========      ========

--------------
(1)  Consists of mortgage-backed securities and CMO's.
(2) Consists of corporate debt securities, marketable equity securities and mutual funds.

     At March 31, 2004, the Bank did not have any investment securities (exclusive of obligations of the U.S. Government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.


    The following table sets forth the scheduled maturities, amortized cost, market values and average yields for the Bank's investment securities at March 31, 2004.

                                                       At March 31, 2004*
                  ----------------------------------------------------------------------------------------
                     One Year       One to Five       Five to Ten     More than              Total
                     or Less           Years            Years         Ten Years     Investment Securities
                  -------------    -------------    -------------   -------------   ----------------------
                  Amor-   Aver-    Amor-   Aver-    Amor-   Aver-   Amor-   Aver-   Amor-            Aver-
                  tized   age      tized   age      tized   age     tized   age     tized   Market   age
                  Cost    Yield    Cost    Yield    Cost    Yield   Cost    Yield   Cost    Value    Yield
                  -----   -----    -----   -----    -----   -----   -----   -----   -----   -----    -----
                                                      (Dollars in thousands)
U.S. Government,
 agency securities,
 state and politi-
 cal subdivisions:
  Available for
   sale..........$ 8,025   4.14%  $43,703  3.98%   $2,868   4.37%  $ 2,801  4.72%  $ 57,397  $ 59,001
4.06%
  Held to
   maturity......     --     --       369  4.30        --     --        --    --        369       400  4.30
                  ------   ----   -------  ----    ------   ----   -------  ----    -------  --------  ----
                   8,025   4.14    44,072  3.98     2,868   4.37     2,801  4.72     57,766    59,401  4.06

Mortgage-backed
 securities:
  Available for
   sale.........      87   5.96       882  4.76     5,089   4.87    21,305  3.54     27,363    27,760  3.84
  Held to
   maturity.....       1  16.24       863  6.43       439   6.43       241  9.21      1,544     1,653  6.87
                  ------   ----   -------  ----    ------   ----   -------  ----    -------  --------  ----
                      88   5.96     1,745  5.59     5,528   4.99    21,546  3.61     28,907    29,413  4.00

Other:
  Available for
   sale.........  13,245   5.25     7,021  4.57        --     --        --    --     20,266    26,183  5.01
  Held to
   maturity.....      --     --        --    --        --     --        --    --         --        --    --
                  ------   ----   -------  ----    ------   ----   -------  ----    -------  --------  ----
                  13,245   5.25     7,021  4.57        --     --        --    --     20,266    26,183  5.01
                  ------   ----   -------  ----    ------   ----   -------  ----    -------  --------  ----
   Total........ $21,358   4.83%  $52,838  4.11%   $8,396   4.78%  $24,347  3.74%  $106,939  $114,997
4.21%
                 =======   ====   =======  ====    ======   ====   =======  ====   ========  ========  ====
----------------
*    At March 31, 2004, yields on the Bank's tax-exempt obligations had not been computed on a tax equivalent basis.

                                                                     12

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

     The following table sets forth certain information concerning the deposits at the Bank.

                                        Year Ended March 31,
                       -----------------------------------------------------
                             2004               2003              2002
                       ----------------- ----------------- -----------------
                                Weighted          Weighted          Weighted
                       Average  Average  Average  Average  Average  Average
Type                   Balance    Rate   Balance    Rate   Balance    Rate
------------------     -------    ----   -------    ----   -------    ----
                                            (Dollars in thousands)

Savings.............  $ 39,611   0.73%  $ 36,652   1.19%  $ 33,676   2.06%
Checking............   107,933   0.46     82,516   0.60     69,457   0.82
Money Market........   122,314   1.08    126,080   1.75     95,280   2.80
Time Deposits.......   373,725   2.99    391,576   3.73    406,920   5.20
                      --------   ----   --------   ----   --------   ----
  Total.............  $643,583   2.06%  $636,824   2.79%  $605,333   4.14%
                      ========   ====   ========   ====   ========   ====

     The following table indicates the amount of the Bank's deposits by time remaining until maturity as of March 31, 2004 of $100,000 or more.

                                               Certificates
                    Maturity Period             of Deposit
              --------------------------      --------------
                                              (In thousands)

              Three months or less...........    $ 22,159
              Three through six months.......      16,855
              Six through twelve months......      28,360
              Over twelve months.............      61,969
                                                 --------
                 Total.......................    $129,343
                                                 ========

     The Bank has a number of different programs designed to attract both short-term and long-term savings of the general public by providing a wide assortment of accounts and rates. The program includes traditional savings accounts; nonnegotiable time deposits with minimum deposits of $100,000 and terms of 30 days to five years called Jumbo Certificates of Deposit; nonnegotiable, nontransferable time deposits with minimum deposits of $500 and terms from 30 days to five years at fixed rates; 12-month to 10-year variable rate fixed term certificates; Individual Retirement Accounts (IRAs); Qualified Retirement Plans; transaction accounts such as regular checking; MMDAs with and without limited check access.

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

     The Bank's personal MMDA currently has a $1,000 minimum deposit and has a tiered pricing program, with interest rates that vary by account dollar balance -- $1,000, $10,000, $25,000, $50,000 and higher. The Bank's Business
MMDA has tiers of $1,000, $10,000, $50,000, $100,000 and higher, with a
$1,000 minimum deposit. These accounts have no maturity requirements, no regulatory interest rate ceilings, and limited check writing privileges. The interest rates on these accounts are adjusted by the Bank periodically, based
on money market conditions.   The Bank currently has a $10,000 minimum
deposit (ULT) money market and has a tiered pricing program, with interest rates that vary by account dollar balance -- $10,000, $25,000, $50,000 and higher. The Bank also offers a $25,000 minimum deposit (ULT PLUS) money market and has a tiered pricing program, with interest rates that vary by account dollar balance -- $25,000, $50,000, $100,000 and higher. These accounts have no maturity requirements, no regulatory interest rate ceiling, and no check writing privileges. The interest rates on the account are adjusted by the Bank periodically or as dictated by money market conditions.

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

     The Bank's deposits are obtained primarily from residents of Northwest Washington. Horizon Bank attracts deposits by offering a wide variety of services and convenient branch locations and service hours. Historically, the Bank has not solicited brokered deposits.

     For further information concerning the Bank's savings deposits, reference is made to Note 9 of the Notes to the Consolidated Financial Statements contained in Item 8 hereof.

     Borrowings. In December 1998, the Bank joined the Federal Home Loan Bank of Seattle providing access to a variety of wholesale funding options. In addition, the Bank's security portfolio provides additional borrowing capacity in the reverse repurchase markets. The Bank also has other borrowed funds in the form of retail repurchase agreements. The agreements are collateralized by securities held by a safekeeping agent not under control of the Bank. These advances are considered overnight borrowings bearing interest rates that fluctuate daily based on current market rates. At March 31, 2004, the Bank had $67.5 million in borrowings, compared to $53.8 million at March 31, 2003 and $29.1 million in borrowings during the year ended March 31, 2002. Access to these wholesale borrowings allows management to meet cyclical funding needs, and assists in interest rate risk management efforts.

     See Note 11 of the Notes to the Consolidated Financial Statements contained in Item 8 of the Form 10-K.

Competition
-----------

     The Bank faces strong competition in its market area in originating loans and attracting deposits. Competition in originating loans is primarily from other commercial banks, thrift institutions, mortgage companies, credit unions and consumer finance companies. The Bank competes for loan originations primarily through interest rates and loan fees it charges and through the efficiency and quality of services it provides borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions and current interest rate levels.

     In attracting deposits, the Bank competes primarily with other commercial banks, thrift institutions, credit unions and brokerage firms.
The Bank competes for customer deposits principally on the basis of convenience and quality of its banking services and the investment opportunities that satisfy the requirements of investors with respect to rate of return, liquidity, risk and other factors. The primary factors in competing for deposits are interest rates and the convenience of office locations. In light of the deregulation of interest rate controls on deposits, the Bank has faced increasing competition for deposits from commercial banks, other thrift institutions and non-regulated financial intermediaries.

Personnel
---------

     At March 31, 2004, Horizon Bank employed 225 full-time and 18 part-time employees. Horizon Bank employees are not represented by any collective bargaining agreement. Management of Horizon Bank considers its relations with its employees to be good.

Regulation and Supervision
--------------------------

     The Bank.

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

     Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments should be deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Corporation and the Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

     State Regulation and Supervision. As a state-chartered savings bank, the Bank is subject to applicable provisions of Washington law and regulations of the Washington Department of Financial Institutions. State law and regulations govern the Bank's ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, savings banks in Washington also generally have all of the powers that federal savings banks have under federal laws and regulations. The Bank is subject to periodic examination and reporting requirements by and of the Washington Department of Financial Institutions, Division of Banks.

     Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to applicable limits, of depository institutions. The FDIC currently maintains two separate deposit insurance funds: the BIF and the SAIF. The BIF is a deposit insurance fund for commercial banks and some state-chartered savings banks. The SAIF is a deposit insurance fund for most savings associations. The Bank is insured under the BIF fund. As an insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

     The FDIC has established a risk-based system for setting deposit insurance assessments. Under the risk-based assessment system, an institution's insurance assessment varies according to the level of capital the institution holds, the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. Since 1997, the assessment rate for both SAIF and BIF deposits has ranged from zero to 0.27% of covered deposits. As a well capitalized bank, Horizon Bank qualified for the lowest rate on its deposits for 2004.

     In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980's to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly.

     The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of the deposit insurance of Horizon Bank.

     Capital Requirements. Federally insured savings institutions, such as Horizon Bank, are required to maintain a minimum level of regulatory capital. FDIC regulations recognize two types, or tiers, of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common stockholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100 percent of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50 percent of Tier 1 capital.

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. The FDIC retains the right to require a particular institution to maintain a higher capital level based on an institution's particular risk profile. The Bank's leverage ratio was 12.58% as of March 31, 2004. Horizon Bank has not been notified by the FDIC of any higher capital requirements specifically applicable to it.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk- weighted assets. Assets are placed in one of four categories and given a percentage weight -- 0%, 20%, 50% or 100% -- based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. At March 31, 2004, the Bank's determined that its total risk-based ratio was 16.6% and its Tier 1 risk-based capital ratio was 15.0%.

     The Washington Department of Financial Institutions requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At March 31, 2004, Horizon Bank had a net worth of 12.7% of total assets.

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

     Federal Home Loan Bank System. The FHLB of Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, the Bank is required to purchase and hold stock in the FHLB of Seattle in an amount equal to the greater of 1% of their aggregate unpaid home loan balances at the beginning of the year or an amount equal to 5% of FHLB advances outstanding. As of March 31, 2004, Horizon Bank held stock in the FHLB of Seattle in the amount of $7.0 million. See "Business -- Savings Activities and Other Sources of Funds -- Borrowings."

     Federal Reserve System. The Federal Reserve Board requires (under "Regulation D") that all depository institutions, including savings banks, maintain reserves on transaction accounts and non-personal time deposits. These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at savings bank. Under Regulation D, a bank must maintain reserves against net transaction accounts, in the amount of 3% on amounts of $37.3 million or less, plus10% on amounts in excess of $37.3 million. In addition, a bank may designate and exempt $5.0 million of certain reservable liabilities from these reserve requirements. The amounts and percentages are subject to adjustment by the Federal Reserve. The reserve requirement on non-personal time deposits with original maturities of less than 1.5 years is 0%. As of March 31, 2004, the Bank was in compliance with the Federal Reserve Bank's reserve requirements.

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

     The Corporation.

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

     The Bank Holding Company Act. Under the BHCA, the Corporation is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, the Federal Reserve provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

     The Corporation is required to file quarterly and periodic reports with the Federal Reserve and provide additional information as the Federal Reserve may require. The Federal Reserve may examine the Corporation and any of its subsidiaries, and charge the Corporation for the cost of the examination.

     The Corporation and any subsidiaries that it may control are considered "affiliates" within the meaning of the Federal Reserve Act, and transactions between the Corporation's bank subsidiary and affiliates are subject to numerous restrictions. With some exceptions, the Corporation and its subsidiaries, are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by the Corporation, or our affiliates.

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

     (d) provided an enhanced framework for protecting the privacy of consumer information; and

     (e) addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

     The USA Patriot Act. In response to the terrorist events of September 11, 2001, the President of the United States signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.

     Among other requirements, Title III of the USA Patriot Act imposes the following requirements with respect to financial institutions:

     * Financial institutions must establish anti-money laundering programs that include: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer;
          (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

     * Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives
          must establish appropriate, specific, and, where necessary, enhance due diligence policies, procedures, and controls designed to detect and report money laundering.

     * Financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign banks that do not have a physical presence in any country and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

     * Bank regulators must consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

     The Corporation's policies and procedures have been updated to reflect the requirements of the USA Patriot Act. No significant changes in the Corporation's business or customer practices were required as a result of the implementation of these requirements.

     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law by the President of the United States on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act").

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

     The Sarbanes-Oxley Act addresses, among other matters:

     *     audit committees;

     * certification of financial statements by the chief executive officer and the chief financial officer;

     * the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

     * a prohibition on insider trading during pension plan black out periods;

     *     disclosure of off-balance sheet transactions;

     *     a prohibition on personal loans to directors and officers;

     *     expedited filing requirements for Form 4s;

     * disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

     *     "real time" filing of periodic reports;

     *     the formation of a public accounting oversight board;

     *     auditor independence; and

     * various increased criminal penalties for violations of securities laws.

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

     Capital Requirements. The Federal Reserve has established capital requirements for bank holding companies that generally parallel the capital requirements for national banks under the Office of the Comptroller of the Currency's regulations. Under the Federal Reserve Board's capital guidelines, at March 31, 2004, the Corporation's levels of consolidated regulatory capital exceed the Federal Reserve's minimum requirements, as follows:

                                               Amount     Percent
                                               ------     -------
                                             (Dollars in thousands)

     Tier 1 Capital                           $103,505     14.99%
     Minimum Tier 1 (leverage) requirement      32,954      4.00
                                              --------     -----
     Excess                                   $ 70,551     10.99%
                                              ========     =====

     Risk-based capital                       $114,607     16.60%
     Minimum risk-based capital requirement     55,247      8.00
                                              --------     -----
     Excess                                   $ 59,360      8.60%
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

     The Corporation has been in various buy-back programs of its outstanding Common Stock since August 1996. In March 2004, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2005 fiscal year, allowing the Corporation to repurchase up to 10% of total shares outstanding, or approximately 1.04 million shares. This marked the Corporation's sixth stock repurchase plan. In fiscal 2004, under the previous plans, the Corporation repurchased 314,240 shares at an average price of $17.353. For additional information concerning the Corporation's repurchase activities during the fourth quarter of fiscal 2004, see Item 5 hereof.

Taxation
--------

     Federal Taxation.

     General. The Corporation and the Bank report their consolidated income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation. Reference is made to Note 12 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information concerning the income taxes payable by the Bank.

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

     Washington Taxation.

     The Bank is subject to a business and occupation tax which is imposed under Washington law at the rate of 1.50% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties is not subject to such tax. The Bank's business and occupation tax returns were audited in November 1995.

Available Information
---------------------

     The Corporation's Internet address is www.horizonbank.com. You may access, free of charge, copies of the following documents from the Corporation's website by using the "About Us/Investor Relations" hyperlink:

     *     Annual Reports on Form 10-K;

     *     Quarterly Reports on Form 10-Q; and

     *     Current Reports on Form 8-K.

     The Corporation makes these reports and certain other information that it files available on its website as soon as reasonably practicable after filing or furnishing them electronically with the SEC. These and other SEC filings the Corporation are also available, free of charge, from the SEC on its website at www.sec.gov. The information contained on the Corporation's website is not incorporated by reference into this document and should not be considered a part of this Annual Report on Form 10-K. The Corporation's website address is included in this document as an inactive textual reference only.

Item 2.  Properties
-------------------

     The following table sets forth the location of the Bank's offices, as well as certain information relating to these offices.

                                              Net Book
                                    Year     Value as of    Square   Leased/
                                   Opened  March 31, 2004    Feet     Owned
                                   ------  --------------    ----     -----
                                           (In thousands)

Bellingham Main Office............  1971       $1,414       19,179    Owned
 1500 Cornwall Avenue
 Bellingham, WA 98225

Bellingham/Meridian...............  1987          696        4,650    Owned
 4110 Meridian
 Bellingham, WA 98226

Ferndale Office...................  1976          282        3,692    Owned
 Third and Main
 Ferndale, WA 98248

Lynden Office.....................  1981          493        3,702    Owned
 Third and Grover
 Lynden, WA 98264

Blaine Office.....................  1976          506        3,610    Owned
 Fourth & "H" Streets
 Blaine, WA 98230

Mount Vernon Office...............  1976        $ 266        3,275    Owned
 1503 Riverside Dr.
 Mount Vernon, WA 98273

Anacortes Office..................  1987          737        3,650    Owned
 1218 Commercial Avenue
 Anacortes, WA 98221

Snohomish Office..................  1987          162        1,388    Owned
 620 2nd Street
 Snohomish, WA 98290

Everett Office....................  1991           29        1,972    Leased
 909 S.E. Everett Mall Way, #E-500
 Everett, WA 98208

Burlington Office.................  1994        1,210        3,980    Owned
 1020 S. Burlington Blvd
 Burlington, WA  98232

                         (table continues on following page)

                                              Net Book
                                    Year     Value as of    Square   Leased/
                                   Opened  March 31, 2004    Feet     Owned
                                   ------  --------------    ----     -----
                                           (In thousands)

Edmonds Office....................  1994        2,088       15,265    Owned
 130 Fifth Avenue South
 Edmonds, WA  98020

Murphy's Corner Office............  2000        1,701        3,720    Owned
 12830 Bothell Everett Hwy.
 Everett, WA 98208

Barkley Office....................  1999        3,105       14,691    Owned
 2122 Barkley Blvd.
 Bellingham, WA 98228

Holly Street Office...............  1999          439        4,000    Owned
 211 E. Holly Street
 Bellingham, WA 98227

Alabama Office....................  1999          691        4,500    Owned
 802 Alabama Street
 Bellingham, WA 98228

Marysville Office (1).............    --          676           --    Owned
 3609 88th St NE
 Marysville, WA 98270

Lynnwood Office...................  2003       $2,448        4,230    Owned
 19405 44th Avenue W.
 Lynnwood, WA 98036

Whatcom Commercial Center.........  2003          190        5,200    Leased
 2211 Rimland Drive, Suite 230
 Bellingham, WA 98226

Snohomish Commercial Center.......  2003           60        1,700    Leased
 906 S. Everett Mall Way, Suite 140
 Everett, WA 98208

------------
(1) To open late fiscal 2005.

     At March 31, 2004, the aggregate book value of the Corporation's premises and equipment was $17.2 million.

Item 3.  Legal Proceedings
--------------------------

     Neither the Corporation nor the Bank is engaged in any legal proceedings of a material nature at the present time. From time to time it is a party to legal proceedings wherein it enforces its security interest in loans made by it.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Not applicable.

                             PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
---------------------------------------------------------------------------
         and Issuer Purchases of Equity Securities
         -----------------------------------------
     Horizon Financial Corp.'s Common Stock is traded on The Nasdaq Stock Market under the symbol HRZB. The Common Stock began trading on the Nasdaq Stock Market at the time of Horizon's conversion to stock form in August 1986. The following table presents the high and low prices as reported by the Nasdaq Stock Market and dividends paid for the last two fiscal years. These prices represent quotations by the dealers and do not necessarily represent actual transactions, and do not include retail markups, markdowns or commissions. The Corporation has approximately 4,500 shareholders.

        2004 Fiscal Year
        Quarter           High       Low     Dividend
        ----------------  ----       ---     --------

        Fourth           $19.39     $16.82    $0.125
        Third             19.00      16.25     0.125
        Second            17.73      14.98     0.120
        First             18.00      14.17     0.120

        2003 Fiscal Year

        Quarter           High       Low     Dividend
        ----------------  ----       ---     --------

        Fourth           $15.70     $12.11    $0.115
        Third             12.48      10.21     0.115
        Second            12.80      10.00     0.110
        First             13.28       9.88     0.110

Dividend Policy
---------------

     Horizon Financial Corp. historically has paid cash dividends on its Common Stock. The Corporation must adhere to certain regulatory requirements governing the distribution of dividends, and there can be no assurance that the Corporation will continue to declare cash dividends in the future.

Stock Repurchases
-----------------

     The Corporation has had various buy-back programs since August 1996. Repurchases of the Corporation's outstanding Common Stock were authorized by the Board of Directors in (i) October 2000 for the repurchase of up to 10% (approximately 1,121,250 shares, as restated) over a 24 month period that resulted in the repurchase of 769,058 shares at an average price of $9.88 per share, (ii) October 2002 for the repurchase of up to 10% (approximately 1,065,000 shares) over a 12 month period that resulted in the repurchase of 358,100 shares at an average price of $15.277 per share, and (iii) September 2003 for the repurchase of up to 10% (approximately 1,050,000 shares) for a 12 month period that, as of the year ended March 31, 2004, had resulted in the repurchase of 151,840 shares at an average price of $18.39 per share. Repurchases in fiscal 2004 totaled 314,240 shares, at an average price of $17.353 per share.

     The following table sets forth the Corporation's repurchases of its outstanding Common Stock during the fourth quarter of the year ended March 31, 2004.

                                  Issuer Purchases of Equity Securities
                            -------------------------------------------------
                                                                      (d)
                                                                    Maximum
                                                      (c)         Number (or
                                                   Total Number  Approximate
                                                    of Shares    Dollar
Value)
                                                   (or Units)    of Shares
(or
                               (a)                Purchased as  Units that
May
                              Total       (b)        Part of       Yet to Be
                            Number of   Average     Publicly       Purchased
                            Shares (or Price Paid  Announced       Under the
                              Units)   per Share    Plans or       Plans or
        Period              Purchased  (or Unit)    Programs       Programs
------------------------    ---------  ---------    --------       --------
January 1, 2004 -
  January 31, 2004........    5,600     $18.926     89,440(1)      960,560
February 1, 2004 -
  February 29, 2004.......   37,100      18.929    126,540(1)      923,460
March 1, 2004 -
  March 31, 2004..........   25,300      19.00     151,840(1)      898,160

Total.....................   68,000      18.954    151,840(1)    1,040,000(2)

---------------
(1) Reflects purchases made under the repurchase plan authorized by the Board of Directors in September 2003.
(2) Reflects new repurchase plan authorized by the Board of Directors in March
    2004.

Item 6.  Selected Financial Data
--------------------------------

    The following table sets forth certain information concerning the financial position of the Corporation at and for the dates indicated.

                                               March 31,
                            ----------------------------------------------
                            2004      2003       2002      2001       2000
                            ----      ----       ----      ----       ----
                                            (In thousands)
Financial Condition Data:
------------------------

Total Assets............ $858,876   $819,872   $772,063   $729,736   $713,914
Loans Receivable, net...  658,226    582,269    568,303    597,382    589,584
Cash and Investment
  Securities............  161,071    197,296    171,346    106,117     99,375
Deposits................  670,259    646,722    628,782    595,914    564,327
Borrowings..............   67,469     53,763     29,121     22,938     39,853
Stockholders' Equity....  109,307    106,244    100,600     97,909     95,935

                          (table continues on following page)

                                          Year Ended March 31,
                            ----------------------------------------------
                            2004      2003       2002      2001       2000
                            ----      ----       ----      ----       ----
                                            (In thousands)
Operating Data:
--------------

Interest Income........   $48,979    $50,698   $ 53,312   $ 56,017    $50,046
Interest Expense.......   (15,509)   (19,461)   (26,541)   (32,239)
(26,257)
                          -------    -------   --------   --------    -------
Net Interest Income....    33,470     31,237     26,771     23,778     23,789
Other Income...........     7,881      6,939      4,393      2,771      2,752
Non-interest Expense...   (20,238)   (17,346)   (14,891)   (13,756)
(13,243)
Provision for
 Loan Losses...........    (1,915)    (2,740)    (1,089)      (320)
(437)
                          -------    -------   --------   --------    -------
Income Before Taxes....    19,198     18,090     15,184     12,473     12,861
Provision for
 Income Tax............    (6,332)    (5,950)    (5,130)    (4,202)
(4,180)
                          -------    -------   --------   --------    -------
Net Income.............   $12,866    $12,140   $ 10,054   $  8,271    $ 8,681
                          =======    =======   ========   ========    =======
Per Common Share:(1)
 Fully-diluted
  earnings.............     $1.20      $1.12      $0.91      $0.72      $0.70
 Dividends.............      0.49       0.45       0.38       0.34       0.33
 Equity................     10.50      10.07       9.35       8.84       8.06
 Weighted average
   shares outstanding..10,480,785 10,674,506 10,921,233 11,441,342 12,228,884
----------
(1) Restated for 15% stock dividend effective May 11, 2001 and 25% stock split effective July 23, 2002.

Key Operating Ratios:
--------------------

     The table below sets forth certain performance ratios of the Corporation for the periods indicated. These ratios are calculated based on month end balances.

                                                      At and for the
                                                    Year Ended March 31,
                                                  -----------------------
                                                  2004      2003     2002
                                                  ----      ----     ----
Return on average assets (net income
 divided by average total assets)..............   1.55%     1.52%    1.35%
Return on average equity (net income
 divided by average equity)....................  11.94     11.69    10.14
Dividend payout ratio (dividends declared per
 share divided by fully-diluted earnings
 per share)....................................  40.83     40.18    42.11
Equity to assets ratio (average equity
 divided by average total assets)..............  13.02     13.02    13.29
Interest rate spread (difference between
 average yield on interest-earning assets and
 average cost of interest bearing liabilities).   4.24      4.01     3.39
Net yield on earning assets (net interest
 income as a percentage of average interest
 earning assets)...............................   4.42      4.26     3.81
Efficiency ratio...............................  48.94     45.44    47.78

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

     The following discussion is intended to assist in understanding the financial condition and results of operations of the Corporation and its subsidiary. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes contained in Item 8 herein.

Forward Looking Statements
--------------------------

     This Form 10-K contains forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Corporation. These forward-looking statements are generally identified by use of the word "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. The Corporation's ability to predict results of the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on the Corporation's operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

General
-------

     The Corporation's results of operations depend primarily on revenue generated as a result of its net interest income and non-interest income.
Net interest income is the difference between the interest income the Corporation earns on its interest-earning assets (consisting primarily of loans and investment securities) and the interest the Corporation pays on its interest-bearing liabilities (consisting primarily of customer savings and money market accounts, time deposits and borrowings). Non-interest income consists primarily of service charges on deposit and loan accounts, gains on the sale of loans and investments, and loan servicing fees. The Corporation's results of operations are also affected by our provisions for loan losses and other expenses. Other expenses consist primarily of non-interest expense, including compensation and benefits, occupancy, equipment, data processing, marketing, automated teller machine costs and, when applicable, deposit insurance premiums. The Corporation's results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Operating Strategy
------------------

     The Corporation does not presently engage in any activities outside of serving as a shell parent company for the Bank. The operating strategy of the Corporation has been to expand and diversify the consolidated operations of the Corporation across a variety of companies and/or operating units that are engaged in complementary, but different, businesses and/or operating strategies. This diversification strategy is expected to continue as opportunities arise, although there are no specific acquisitions or new business formations planned at this time.

     The primary business of the Bank is to acquire funds in the form of deposits and wholesale funds, and to use the funds to make commercial, consumer, and real estate loans in its primary market area. In addition, the Bank invests in a variety of investment grade securities including, but not necessarily limited to U.S. Government and federal agency obligations, mortgage-backed securities, corporate debt, equity securities, and municipal securities. The Bank intends to continue to fund its assets primarily with retail and commercial deposits, although FHLB advances, and other wholesale borrowings, may be used as a supplemental source of funds.

     The Corporation's profitability depends primarily on its net interest income, which is the difference between the income it receives on the Bank's loan and investment portfolio and the Bank's cost of funds, which consists of interest paid on deposits and borrowings.

     Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Corporation's profitability is also affected by the level of the Bank's other income and expenses. Other noninterest income includes income associated with the origination and sale of mortgage loans, loan servicing fees and net gains and losses on sales of interest-earning assets. Other noninterest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. The Corporation's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation, regulation, and monetary and fiscal policies.

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

Critical Accounting Estimate
----------------------------

     Management recognizes that loan losses occur over the life of a loan, and that the allowance for loan losses must be maintained at a level sufficient to absorb probable losses inherent in the loan portfolio. Management's determination of the allowance is based on a number of factors, including the level of non-performing loans, loan loss experience, credit concentrations, a review of the quality of the loan portfolio, collateral values and uncertainties in economic conditions. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

     Management believes that the accounting estimate related to the allowance for loan losses is a "critical accounting estimate" because: (1) it is highly susceptible to change from period to period because it requires management to make assumptions about future losses on loans; and (2) the impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.
     The Corporation operates under a general loan loss reserve system. The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The reserve is based upon factors and trends identified by management at the time financial statements are prepared, but the ultimate recovery of loans is susceptible to future market factors beyond the Bank's control, which may result in losses or recoveries differing significantly from those provided for in the financial statements. The Bank maintains an allowance for credit losses sufficient to absorb losses inherent in the loan portfolio. The Bank has established a systematic methodology to ensure that the allowance is adequate.

     The allowance is calculated by applying a loss percentage factor to the various loan pool types based on past due ratios, historical loss experience, the regulatory and internal credit grading and classification systems, and general economic conditions that could affect the collectibility of the portfolio. These factors may be adjusted for events that are significant in management's judgment as of the evaluation date.

     The conditions evaluated in connection with the general allowance include loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, governmental regulatory actions, recent loss experience in a particular segments of the portfolio and the duration of the current business cycle. The general allowance addresses risks in the portfolio that are not specifically associated with a pool or individual loan but exist due to changes in economic conditions, rapid loan portfolio growth, changes in credit underwriting, weakness in specific loan markets, unseasoned nature of loan portfolio, and new loan products.

     The Corporation's senior management reviews and analyzes the loan portfolio, charge-offs, and allowance on a quarterly basis. Management then discusses the development and calculation of this critical accounting estimate with the executive committee of the Board of Directors. The audit committee also reviews the Corporation's disclosures including this critical accounting estimate.

     Management reviewed and evaluated the loan portfolio and the adequacy of the allowance at March 31, 2004 and believes that the allowance is adequate for the risk inherent in the loan portfolio considering the growth, unseasoned loans, and relatively weak economic environment. In the review, management determined that the allowance was adequate at 1.5% of gross loans, or $10.1 million. The allowance was 1.4% of gross loans or $8.5 million at March 31, 2003. In fiscal 2004, the loan portfolio grew 13.0% to $658.2 million at March 31, 2004 from $582.3 million at March 31, 2003. The strong portfolio growth in the last few years has resulted in a relatively unseasoned loan portfolio which has the potential for increased loan losses. The loan portfolio has experienced substantial growth especially in multi-family and commercial real estate loans. At March 31, 2004, the multi-family and commercial real estate portfolios totaled $310.7 million up from the $239.1 million and $198.3 million for the years ended March 31, 2003 and 2002, respectively. The increase in the allowance is primarily attributable to the substantial growth in the loan portfolio and the unseasoned nature of the portfolio, all of which has occurred in a relatively weak economic environment.

     The Bank recorded net charge-offs of $300,000, $121,000, $179,000, $100,000, and $143,000 during the years ended March 31, 2004, 2003, 2002,
2001, and 2000, respectively. Consumer loans (including home equity) totaled $32.6 million or 4.8% of the loan portfolio at March 31, 2004. Visa card loans and one commercial loan accounted for all of the Bank's charge-offs. Based on historical trends, the Bank is expected to continue to charge-off consumer loans in excess of $100,000 a year.

     The provision for loan losses has fluctuated depending on the growth of the loan portfolio and the level of charge-offs especially during weak economic times. The provision for loan losses was $1.9 million, $2.7 million, $1.1 million, $320,000, and $437,000 for the fiscal years ended 2004, 2003, 2002, 2001, and 2000, respectively. If management's estimate of the allowance deviated by plus or minus 10% then the $10.1 million allowance would either decrease to $9.1 million or increase to $11.1 million. The provision for loan losses would then subsequently decrease or increase by $1.0 million. Accordingly, net income would increase or decrease by $668,000 after federal income taxes.

Critical Accounting Policies
----------------------------

     The Corporation's significant accounting principles are described in
Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this report and are essential to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. The following policies involve a higher degree of judgment than do our other significant accounting policies detailed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

     Allowance for Loan Losses. The Corporation reviews historical origination and charge-off relationships, charge-off experience factors, collection data, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgments as to the appropriateness of the provision for loan losses and the allowance for loan losses. Loans are charged-off to the allowance for loan losses when the Corporation repossesses and disposes of the collateral or the account is otherwise deemed uncollectible. The Corporation believes that the allowance for loan losses is adequate to cover probable losses inherent in its loan portfolio; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates.

     Investments. The Corporation classifies its investments as either available-for-sale or held-to-maturity. Available-for-sale securities are reported at their fair value, which is determined by obtaining quoted market prices. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income and excluded from earnings. Realized gains and losses and declines in fair value judged to be other than temporary are included in earnings. The fair value of investments is discussed in more detail in Notes 3 and 4 of the Notes to Consolidated Financial Statements included in Item 8 of this report.

     Long-Lived Assets and Intangibles. The Corporation periodically assesses the impairment of its long-lived assets and intangibles using judgment as to the effects of external factors, including market conditions. Judgment is also required in projecting future operating results. If actual external conditions and future operating results differ from the Corporation's judgments, impairment charges may be necessary to reduce the carrying value of these assets to the appropriate market value.

     Accrued Taxes. The Corporation estimates tax expense based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this report. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of our tax position.

Financial Condition
-------------------

     Total consolidated assets for the Corporation as of March 31, 2004, were $858.9 million, a 4.8% increase from the March 31, 2003, level of $819.9 million. This increase in assets was due primarily to the growth in loans receivable to $658.2 million at March 31, 2004 versus $582.3 million at March 31, 2003. This growth was primarily attributable to the growth in commercial loans during this period, as the Bank continued its practice of selling most of its single-family fixed rate loan production into the secondary market. The Bank sold $216.8 million of real estate loans in fiscal 2004, compared to $216.2 million in fiscal 2003. The Bank sells real estate loans during periods of increased loan volume to improve cash flow and to manage its interest rate risk profile.

     Also contributing to the increase in assets was the change in investment securities, available for sale, which increased 14.3% to $85.2 million at March 31, 2004 from $74.6 million at March 31, 2003. The tables below display the characteristics of the available for sale ("AFS") and held to maturity ("HTM") portfolios as of March 31, 2004:

                                                 As of March 31, 2004
                                           ----------------------------------
                                           Amortized      Net      Estimated
                                             Cost      Gain/Loss   Fair Value
                                           ---------   ---------   ----------
                                                 (In thousands)
Available-For-Sale Securities ("AFS")
 State and political subdivisions and
   U.S. government agency securities....  $ 57,397      $1,604     $ 59,001
 Marketable equity securities...........     1,831       5,465        7,296
 Mutual funds...........................     5,000         (20)       4,980
 Corporate debt securities..............    13,434         473       13,907
 Mortgage-backed securities and CMO's...    27,363         397       27,760
                                          --------      ------     --------
   Total available-for-sale securities..  $105,025      $7,919     $112,944
                                          --------      ------     --------
Held-To-Maturity Securities ("HTM")
 State and political subdivisions and
   U.S. government agency securities....  $    369      $   31     $    400

 Mortgage-backed securities and CMO's...     1,544         109        1,653
                                          --------      ------     --------
   Total held-to-maturity securities....     1,913         140        2,053
                                          --------      ------     --------
   Total securities.....................  $106,939      $8,059     $114,997
                                          ========      ======     ========

                                      Maturity Schedule of Securities
                                            as of March 31, 2004
                                ---------------------------------------------
-
                                  Available-For-Sale      Held-To-Maturity
                                ----------------------   --------------------
-
                                Amortized   Estimated   Amortized   Estimated
                                  Cost      Fair Value     Cost     Fair
Value
                                --------    ----------   --------   ---------
-
                                                (In thousands)

Maturities:
  One year....................  $ 14,525    $ 14,764     $      1   $      1
  Two to five years...........    51,605      53,429        1,232      1,317
  Five to ten years...........     7,958       8,186          439        469
  Over ten years..............    24,106      24,288          241        266
                                --------    --------     --------   --------
                                  98,194     100,667        1,913      2,053
                                --------    --------     --------   --------
Mutual funds and marketable
 equity securities (liquid)...     6,831      12,277           --         --
                                --------    --------     --------   --------
  Total investment
   securities.................  $105,025    $112,944     $  1,913   $  2,053
                                ========    ========     ========   ========


     Total liabilities also increased 5.0% to $749.6 million at March 31, 2004, from $713.6 million at March 31, 2003. This increase in liabilities was due in large part to the growth in deposits, which increased 3.6% to $670.3 million at March 31, 2004 from $646.7 million at March 31, 2003. The following is an analysis of the deposit portfolio by major type of deposit at March 31, 2004 and March 31, 2003:

                                               2004       2003
                                             --------  --------
                                               (In thousands)
     Demand Deposits
       Savings ............................  $ 40,527  $ 38,455
       Checking............................    78,697    66,169
       Checking (noninterest-bearing)......    44,774    28,052
       Money Market........................   131,310   125,805
                                             --------  --------
                                              295,308   258,481
                                             --------  --------
     Time certificates of deposit
       Less than $100,000..................   245,608   258,623
       Greater than or equal to $100,000...   129,343   129,617
                                             --------  --------
                                              374,951   388,241
                                             --------  --------
       Total deposits .....................  $670,259  $646,722
                                             ========  ========


     Also contributing to the growth was an increase in other borrowed funds to $67.5 million at March 31, 2004, from $53.8 million at March 31, 2003. During the year, an additional $19.0 million was borrowed from the Federal Home Loan Bank to help control interest rate risk and support the growth in assets.

     Shareholders' equity at March 31, 2004 increased 2.9% to $109.3 million from $106.2 million at March 31, 2003. This increase was due primarily to the increase in net income of $12.9 million less dividends paid and shares repurchased. The Corporation remains strong in terms of its capital position, with a shareholder equity-to-assets ratio of 12.7% at March 31, 2004, compared to 13.0% at March 31, 2003.

Results of Operations
---------------------

     Net Interest Income. Net interest income in fiscal 2004 was $33.5 million, a 7.2% increase from fiscal 2003 of $31.2 million, compared to $26.8 million in fiscal 2002. Total interest income decreased 3.4% in fiscal 2004 to $49.0 million from $50.7 million in fiscal 2003, compared to $53.3 million in fiscal 2002.

     Interest income on loans in fiscal 2004 was $43.8 million, a 1.8% decrease from $44.6 million in fiscal 2003, compared to $47.6 million in fiscal 2002. The decreases in fiscal 2004 and 2003 were due primarily to the overall decline in interest rates. The decrease in fiscal 2002 was due primarily to the decrease in loans receivable resulting from the sale of mortgage loans in the secondary market. Included in these amounts for 2004, 2003 and 2002 are approximately $1.9 million, $1.9 million and $2.0 million, respectively, of deferred fee income as a result of loan paydowns, payoffs, and loans sold from the available for sale mortgage portfolio.

     Interest and dividends on investments and mortgage-backed securities was $5.1 million in fiscal 2004, a 15.4% decrease from $6.1 million in fiscal 2003, compared to $5.7 million in fiscal 2002. The decrease in fiscal 2004 was due to principal paydowns in the CMO and mortgage backed securities portion of the Bank's investment portfolio and an overall decline in interest rates. The increase in fiscal 2003 was due to the overall growth in the investment portfolio compared to the prior year. The decrease in fiscal 2002 was due in part to the sale of selected long-term fixed rate mortgage-backed securities during the year, which shifted a portion of the investment portfolio into liquid, short-term assets with less interest rate risk.

     Total interest expense in fiscal 2004 decreased 20.3% to $15.5 million from $19.5 million in fiscal 2003, compared to $26.5 million in fiscal 2002. Interest on deposits decreased 25.2% in fiscal 2004 to $13.2 million, compared to $17.7 million in fiscal 2003, and $25.0 million in fiscal 2002. The decreases in fiscal 2004, 2003 and 2002 were due to the overall decline in interest rates.

     Interest on borrowings increased to $2.3 million in fiscal 2004, compared to $1.8 million in fiscal 2003, and $1.5 million in fiscal 2002. The increase in fiscal 2004 was due to a higher level of borrowings outstanding of $67.5 million at March 31, 2004 versus $53.8 million at March 31, 2003, and $29.1 million at March 31, 2002. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

     Provision for loan losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for known and inherent risks in the loan portfolio, based on management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.

     The provision for loan losses was $1.9 million for the year ended March 31, 2004 compared to $2.7 million and $1.1 million for the years ended March 31, 2003 and 2002, respectively. This change resulted from management's ongoing analysis of changes in loan portfolio composition by collateral categories, overall credit quality of the portfolio, peer group analysis, and current economic conditions. The reserve for loan losses was $10.1 million, or 1.5% of loans receivable at March 31, 2004, compared to $8.5 million, or 1.5% of loans receivable at March 31, 2003. The increased allowance level resulted from continued loan portfolio growth in the higher-risk lending categories of commercial and multi-family construction/permanent loans and business loans during the period, which comprised $443.6 million, or 67.4% of the portfolio at March 31, 2004, versus $360.5 million, or 61.9% at March 31, 2003.

     In addition, commercial and multi-family loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. The Corporation considers these increased provisions to be appropriate, due to the changing portfolio mix and the uncertain regional economic environment. Northwest Washington's economy has been adversely affected by a number of factors, including but not limited to slowdowns in the aerospace, technology and telecommunications industries.

     As of March 31, 2004, there were eight loans in the loan portfolio over 90 days delinquent and no loans on non-accrual status. At March 31, 2004 total non-performing loans were $338,000. Real estate owned at March 31, 2004 totaled $63,000. Total non-performing assets represented $402,000, or 0.1% of total assets at March 31, 2004 compared to $1.7 million, or 0.2% of total assets at March 31, 2003.

                                                As of March 31,
                                             ------------------
                                               2004       2003
                                             --------  --------
                                            (Dollars in thousands)
Non-Performing Assets
Accruing loans 90 days past due...........     $339       $350
Non-accrual loans.........................       --        242
                                              -----      -----
Total non-performing loans................      339        592
Total non-performing loans/net loans......     0.05%      0.10%
Real estate owned.........................       63      1,072
                                              -----      -----
Total non-performing assets...............      402      1,664
                                              -----      -----
Total non-performing assets/total assets..     0.05%      0.20%

     Noninterest Income. Noninterest income in fiscal 2004 was $7.9 million, an increase of 13.6% from fiscal 2003 of $7.0 million, compared to $4.4 million in fiscal 2002. Contributing to the increase in fiscal 2004 was the increase in services fees of 26.4% to $2.9 million in fiscal 2004 from $2.3 million in fiscal 2003 and fiscal 2002. The primary reasons for this increase was the growth in deposits and revisions to the Bank's fee schedules during the year.

     The net gain or loss on sales of investment securities increased to $689,000 in fiscal 2004 from $62,000 in fiscal 2003 and from $249,000 in fiscal 2002. The gains in these periods were due primarily to the sale of selected common stocks and mortgage backed securities from the AFS investment portfolio. Other non-interest income increased 6.0% to $1.9 million in fiscal 2004 from $1.8 million in fiscal 2003 and $533,000 in fiscal 2002.
The primary reason for the increase in fiscal 2004 was the recognition of approximately $422,000 in profits through March 31, 2004 compared to approximately $206,000 in profits in the prior period from a real estate development joint venture of the Bank's wholly owned subsidiary, Westward Financial Services Corporation. The increase in fiscal 2003 was due to the recognition of income related to approximately $10.0 million in bank-owned life insurance which was acquired in late March and early April 2002.

     Noninterest Expense. Noninterest expense in fiscal 2004 increased to $20.2 million, a 16.7% increase from fiscal 2003 of $17.3 million, compared to fiscal 2002 of $14.9 million. Compensation and employee benefits increased 23.1% in fiscal 2004 to $11.5 million from $9.4 million in fiscal 2003, compared to $7.8 million in fiscal 2002. The increases in compensation and employee benefits during fiscal 2004 and 2003 were primarily due to the overall growth in employment at the Corporation, including key additions to staff as the Corporation continues its efforts to enhance its commercial banking expertise, along with additional staff for the Lynnwood office and new commercial banking loan centers.

     Building occupancy expense was $2.6 million in fiscal 2004, a 13.1% increase from $2.3 million in fiscal 2003 and fiscal 2002. The increase in fiscal 2004 was due to the opening of our Lynnwood office, three new commercial banking/loan centers in Bellingham, Snohomish, and Everett, and the expansion of the Burlington office/commercial center.

     Other noninterest expenses increased 16.7% to $4.7 million in fiscal 2004 from $4.0 million in fiscal 2003, compared to $3.0 million in fiscal 2002. The increases in fiscal 2004 and 2003 were primarily due to the overall growth of the Corporation and a decreasing mortgage servicing portfolio as a result of the increased refinance activity due to the low rate environment which results in increased amortization of the associated
mortgage servicing asset.   Also contributing to the increase in fiscal 2004
was an increase in Business and Occupation (B&O) tax expense due to the shift in the loan portfolio from one-to-four family mortgages, which are exempt from B&O tax, to B&O taxable commercial loans.

     Data processing expenses decreased in fiscal 2004 to $558,000 from $838,000 in fiscal 2003, compared to $970,000 in fiscal 2002. The primary reason for this decline relates to a renegotiation of the Bank's contract with its core data processor which included substantial concessions in the first quarter of fiscal 2004, and a reduced monthly expense thereafter. Subsequent to year end, the Corporation entered into a five year service agreement with a third party processor for account processing services, development services and software products. Included in this agreement are system conversion services, for which the third party processor will bill the Corporation on a monthly basis, as services are used and products installed.

     Advertising and marketing expenses increased 3.5% to $784,000 in fiscal 2004 from $758,000 in fiscal 2003 compared to $728,000 in fiscal 2002. The increases in fiscal 2004 and 2003 were due primarily to additional marketing. In connection with the Bank's expanded commercial product lines and services, the transition to a new advertising and marketing agency, and the development of a new brand strategy for the Bank.

     Provisions for Income Tax. Income tax expense increased to $6.3 million in fiscal 2004, from $5.9 million in fiscal 2003, compared to $5.1 million in fiscal 2002. The Corporation's effective tax rate was approximately 33.0% in each of the past three fiscal years.

     Net Income. Net income of $12.9 million for fiscal 2004 represents a 6.0% increase from net income of $12.1 million for fiscal 2003, compared to net income of $10.0 million in fiscal 2002. Basic earnings per share for 2004 was $1.23 on weighted average shares of 10,480,785 compared to basic earnings per share of $1.14 on weighted average shares of 10,674,506 in fiscal 2003, and basic earnings per share of $0.92 on weighted average shares of 10,921,233 in fiscal 2002.

Yields Earned and Rates Paid
----------------------------

     The Corporation's pre-tax earnings depend primarily on its net interest income, the difference between the income it receives on the loan portfolio and other investments and its cost of money, consisting primarily of interest paid on savings deposits, and other borrowings. Net interest income is affected by (i) the difference between rates of interest earned on its interest-earning assets and rates paid on its interest-bearing liabilities ("interest rate spread") and (ii) the relative amounts of its interest-earning assets and interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. Financial institutions have traditionally used interest rate spreads as a measure of net interest income. Another indicator of an institution's net interest income is its "Net Interest Margin" which is net interest income divided by average interest earning assets.


     The following table presents at the date and for the periods indicated, the total dollar amount of interest income and interest expense, as well as the resulting yields earned and rates paid.

                 At March 31,                                 Year Ended March 31,
                --------------  ---------------------------------------------------------------------------
-
                      2004                2004                      2003                      2002
                --------------  ------------------------  ------------------------  -----------------------
-
                         Average                  Average                   Average
Average
                         Yield/ Average           Yield/  Average           Yield/  Average
Yield/
                Balance   Cost  Balance  Interest  Cost   Balance  Interest  Cost   Balance  Interest  Cost
                -------   ----  -------  --------  ----   -------  --------  ----   -------  --------  ----
                                                          (Dollars in thousands)
Interest-
earning
assets:
 Loans re-
  ceivable(1)..$658,226  7.15%  $613,474  $43,842  7.15%  $573,814  $44,157  7.69%  $576,406  $47,352
8.21%
 Investment
  securities(2) 106,321  3.51    107,832    3,787  3.51    122,313    4,139  3.39     87,634    3,412  3.89
 Mortgage-
  backed
  securities...  29,304  3.67     36,780    1,350  3.67     36,115    1,933  5.35     37,970    2,327  6.13
               -------- -----   --------  ------- -----   --------  ------- -----   --------  ------- -----
 Total interest-
  earning
  assets....... 793,851  6.46    758,086   48,979  6.46    732,242   50,229  6.86    702,010   53,091  7.56
Interest-
bearing
liabilities:
 Deposits...... 670,259  2.06    641,691   13,225  2.06    633,796   17,673  2.79    604,607   24,996  4.13
 Borrowings....  67,469  4.06     56,318    2,285  4.06     38,276    1,788  4.67     27,131    1,544  5.69
               -------- -----   --------  ------- -----   --------  ------- -----   --------  ------- -----
 Total interest-
  bearing
  liabilities.. 737,728  2.22    698,009   15,510  2.22    672,072   19,461  2.90    631,738   26,540  4.20
                                          -------                   -------                   -------
Net interest
 income........                           $33,470                   $30,768                   $26,551
                                          =======                   =======                   =======
Interest rate
 spread........                                    4.24%                     3.96%
3.36%
                                                  =====                     =====                     =====
Net interest
 margin........                                    4.42%                     4.20%
3.78%
                                                  =====                     =====                     =====
Ratio of aver-
 age interest-
 earning assets
 to average
 interest-
 bearing lia-
 bilities......                                  108.61%                   108.95%
111.12%
                                                 ======                    ======                    ======

----------
(1)  Average balances include nonaccrual loans, if any.  Interest income on nonaccural loans has been included.
(2)  The yield on investment securities is calculated using historical cost basis.

                                                            37

Rate/Volume Analysis
--------------------

     The table below sets forth certain information regarding changes in interest income and interest expense for the Corporation for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (change in volume multiplied by old rate); (2) changes in rates (change in rate multiplied by old volume); (3) changes to rate-volume (changes in rate multiplied by the change in volume); and (4) the total changes (the sum of the prior columns).


                                                           Year Ended March 31,
                                 ---------------------------------------------------------------------
                                           2004 vs. 2003                      2003 vs. 2002
                                 ---------------------------------    --------------------------------
                                        Increase (Decrease)                Increase (Decrease)
                                              Due to                              Due to
                                 ---------------------------------    --------------------------------
                                                    Rate/                               Rate/
                                 Volume    Rate     Volume   Total    Volume    Rate    Volume   Total
                                 ------    ----     ------   -----    ------    ----    ------   -----
                                                              (In thousands)
Interest income:
 Interest and fees on loans..... $3,019  $(3,566)   $(237)  $  (784)   $(212)  $(2,995) $   13  $(3,194)
 Investment securities and
  other interest-bearing
  securities....................   (529)    (444)      39      (934)   1,521      (943)   (246)     332
                                 ------  -------    -----   -------   ------   -------   -----  -------

 Total interest-earning assets.. $2,490  $(4,010)   $(198)  $(1,718)  $1,309   $(3,938)  $(233) $(2,862)
                                 ======  =======    ======  =======   ======   =======   =====  =======
Interest expense:
 Deposit accounts............... $  219  $(4,610)   $ (57)  $(4,448)  $1,211   $(8,141)  $(393) $(7,323)
 Borrowings.....................    839     (232)    (110)      497      634      (277)   (113)     244
                                 ------  -------    -----   -------   ------   -------   -----  -------
 Total interest-bearing
  liabilities................... $1,058  $(4,842)   $(167)  $(3,951)  $1,845   $(8,418)  $(506) $(7,079)
                                 ======  =======    ======  =======   ======   =======   =====  =======



Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At March 31, 2004, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $74.0 million.

     As of March 31, 2004, the total book value of investments and mortgage-backed securities was $106.9 million compared to a market value of $115.0 million with an unrealized gain of $8.0 million. As of March 31, 2003, the total book value of investments and mortgage-backed securities was $106.5 million compared to a market value of $115.9 million with an unrealized gain of $9.4 million. The Corporation foresees no factors that would impair its ability to hold debt securities to maturity.

     As indicated on the Corporation's Consolidated Statement of Cash Flows contained in Item 8 hereof, the Corporation's primary sources of funds are cash flow from operations, which consist primarily of mortgage loan repayments, deposit increases, loan sales, borrowings, and cash received from the maturity or sale of investment securities. The Corporation's liquidity fluctuates with the supply of funds and management believes that the current level of liquidity is adequate at this time. If additional liquidity is needed, the Corporation's options include, but are not necessarily limited to: (1) selling additional loans in the secondary market; (2) entering into reverse repurchase agreements; (3) borrowing from the FHLB of Seattle; (4) accepting additional jumbo and/or public funds deposits; or (5) accessing the discount window of the Federal Reserve Bank of San Francisco.

     Shareholders' equity as of March 31, 2004 was $109.3 million, or 12.7% of assets, compared to $106.2 million, or 13.0% of assets at March 31, 2003. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of March 31, 2004 was 16.6%, compared to 18.7% as of March 31, 2003. These figures are well above the well-capitalized minimum of 10% set by the FDIC.

     The Corporation has been in various buy-back programs since August 1996. In March 2004, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2005 fiscal year, allowing the Corporation to repurchase up to 10% of total shares outstanding, or approximately 1.04 million shares. This marked the Corporation's sixth stock repurchase plan. In fiscal 2004, under the previous plans, the Corporation repurchased 314,240 shares at an average price of $17.353. For additional information concerning the Corporation's repurchase activities during the fourth quarter of fiscal 2004, see Item 5 hereof.

     Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock is perceived to contribute to the
overall growth of shareholder value.   The number of shares of stock that
will be repurchased and the price that will be paid is the result of many factors, several of which are outside of the control of the Corporation. The primary factors, however, are market and economic factors such as the price at which the stock is trading in the market, the number of shares available in the market; the attractiveness of other investment alternatives in terms of the rate of return and risk involved in the investment; the ability to increase the value and/or earnings per share of the remaining outstanding shares, and the Corporation's liquidity and capital needs and regulatory requirements. Presently, it is management's belief that purchases made under the current Board approved plan will not materially affect the Corporation's capital or liquidity position.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

     The Corporation continues to be exposed to interest rate risk, although at reduced levels compared to prior years. Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At March 31, 2004, the Corporation had no off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments.

     In fiscal 2004 and fiscal 2003, the Corporation continued to improve its interest rate risk analysis efforts by outsourcing its interest rate risk modeling to a third party provider that utilizes an IPS Sendero model@ .
This model analyzes the Corporation's major balance sheet components, and attempts to estimate the changes to the Corporation's income statement and economic value of equity, under a variety of interest rate change scenarios. The figures contained in the table presented below, in the Quantitative Disclosures About Market Risk section, were derived from this model. While numerous assumptions go into this modeling, and undue reliance should not be placed on the specific results, management believes that this improved modeling will enhance its interest rate risk management efforts.

     In years prior to fiscal 2002, the Corporation analyzed its interest rate sensitivity using GAP analysis. The interest rate GAP is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period, and the interest-bearing liabilities maturing or repricing within that same time period. A GAP is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate liabilities during the same period. Banks with a positive GAP are considered "Asset Sensitive". A GAP is considered negative when the amount of interest sensitive liabilities exceeds the amount of interest sensitive assets. Banks with a negative GAP are considered "Liability Sensitive."

     Regardless of the method used (the more sophisticated model being used currently, or the GAP analysis performed in prior years) the Corporation's balance sheet has historically been considered liability sensitive, due to the assumption that its liabilities (primarily comprised of liquid deposit accounts and certificates of deposit) would reprice more rapidly than its assets (which are primarily longer term loans). However, recent interest rate risk modeling shows that the Corporation is currently moderately asset sensitive. This is due in large part to the growth in variable rate and shorter term commercial loans on the Corporation's Balance Sheet. Also contributing to this change is the growth in wholesale borrowings in recent years, most of which with maturities greater than three years at the time of the borrowing. Other factors, such as prepayments on mortgages and investments, the interest rate sensitivity of deposits, the overall level of interest rates, and general economic conditions can also have significant effects on the Corporation's performance in a changing interest rate environment. For example, at the end of fiscal 2004, interest rates were near historically low levels. As a result, the Corporation's liability rates already reflect the impact of a lower rate environment. Therefore, further declines in rates would not likely result in improved profitability for the Corporation.

     In the past three fiscal years, the balance sheet was further diversified by adding variable rate loans, shorter term fixed rate loans, and a decreased reliance on certificates of deposits for its funding needs. As a result of the Bank's shift in focus to a community commercial bank, the balance sheet has become slightly asset sensitive. For example, with the level of interest rates at March 31, 2004, and the associated prepayment assumptions in the low-rate environment, interest rate risk modeling predicts moderate improvement in the Bank's performance in a moderately higher rate environment. However, as interest rates increase, prepayment assumptions can change significantly, therefore it would be inappropriate to assume that significantly higher rates would have a sustained positive effect on the Bank's and the Corporation's performance. Further, an increase in rates, without a corresponding increase in certain indices (such as Prime), would adversely affect the Corporation's performance.

     For example, if it becomes necessary for the Corporation to increase the rates it pays to attract funds in a rising rate environment, an absence of a corresponding increase in Prime would, of course, negatively affect performance. In addition, depending on timing differences, the magnitude of various rates change in future quarters, and the composition of the Corporation's balance sheet, future modeling efforts may show the Corporation's returning to a liability sensitive position. Management continues to monitor these areas, in its ongoing effort to manage the Corporation's interest rate risk.

Effects of Interest Rate Floors
-------------------------------

     Periodically, the Corporation is able to establish interest rate floors on certain loans, in order to enhance the Corporation's profitability. At March 31, 2004, the Corporation had $212.6 in commercial loans tied to Prime. Of these Prime based loans, approximately 63% will increase immediately when Prime increases due to the lack of difference between the loan's current rate and any floors in place. Approximately 12% of the Corporation's Prime Based loans are at their floor, and require an increase of 0.50% before floating; 12% will float only after an increase of 1.0%; 11% require an increase of 1.50%; and the balance of the Prime based portfolio will float only after Prime increases 2.0% to 3.0%. While these floors provide an overall better return for the Corporation, the information provided in this section is intended to provide additional information regarding the degree to which the Corporation's earnings may be enhanced due to future increases in Prime.

     Quantitative Disclosures About Market Risk. The table below represents the balances of the Bank's financial instruments at March 31, 2004. The expected maturity categories take into consideration projected prepayment rates as well as actual amortization of principal. In preparation of the table, numerous assumptions were made regarding prepayment rates and deposit account interest sensitivity.

                                                                                            Amor-
                                                                                            tized    Fair
                          Average    Within   1 Year to    2 Years    3 Years     Beyond     Cost    Value
                           Yield     1 Year    2 Years   to 3 Years  to 5 Years   5 Years   Total    Total
                           -----     ------    -------   ----------  ----------   -------   -----    -----
                                                          (Dollars in thousands)
Interest-Sensitive Assets:

Loans receivable.........  7.15%   $335,489   $131,681     $73,299    $96,347    $21,410   $658,226
$665,897
Mortgage-backed
  securities.............  3.71       9,277      3,297       2,874      6,234      7,225     28,907
29,413

Investments and other
 interest-earning assets.  3.51      50,734     22,688      10,411     18,726      3,255     98,799
106,352

                                         (table continued on following page)

                                                                                            Amor-
                                                                                            tized    Fair
                          Average    Within   1 Year to    2 Years    3 Years     Beyond     Cost    Value
                           Yield     1 Year    2 Years   to 3 Years  to 5 Years   5 Years   Total    Total
                           -----     ------    -------   ----------  ----------   -------   -----    -----
                                                          (Dollars in thousands)
Interest-Sensitive
Liabilities:
Checking accounts........  0.46       7,870     17,367      17,367     23,105     57,762    123,471
123,471
Money market/
 ultimate accounts.......  1.08      91,918      9,848       9,848      5,628     14,069    131,311
131,311
Savings accounts.........  0.73       8,105      4,053       4,053      6,947     17,369     40,527
40,527
Certificates of deposit..  2.99     220,406     79,520      30,505     44,520         --    374,951
380,778
Other borrowings.........  4.06      11,969     12,000      13,500     30,000         --     67,469
69,275

Off-Balance Sheet Items:
Commitments to
 extend credit...........  5.00      33,233         --          --         --         --     33,233
33,233
Unused lines of credit...  5.75      47,042         --          --         --         --     47,042
47,042
Credit card arrange-
 ments................... 11.88       7,991         --          --         --         --      7,991
7,991



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

Contractual Obligations
-----------------------

     In the normal course of business, the Corporation enters into contractual obligations that meet various business needs. These contractual obligations include time deposits to customers, borrowings from the FHLB of Seattle and lease obligations for facilities. See Note 9, 11 and 16 of the Notes to Consolidated Financial Statements included in Item 8 of this report for additional information. The following table summarizes the Corporation's long-term contractual obligations at March 31, 2004:

                           Less than   One to   Three to
                              One      Three      Five
                              Year     Years     Years    Thereafter  Total
                           --------  --------   -------   ---------- --------
                                            (In thousands)

Time deposits............. $212,282  $112,933   $46,849     $2,887   $374,951
Long-term borrowings......   11,969    25,500    30,000         --     67,469
Operating lease
 obligations..............      205       327       171        130        833
                           --------  --------   -------     ------   --------
    Total................. $224,456  $138,760   $77,020     $3,017   $443,253
                           ========  ========   =======     ======   ========

Off-Balance Sheet Arrangements
------------------------------

     In the normal course of business, the Corporation makes off-balance sheet arrangements, including credit commitments to its customers to meet their financial needs. These arrangements involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated statement of financial condition. The Bank makes personal, commercial, and real estate lines of credit available to customers as well as stand by letters of credit or financial guarantees.

     Commitments to extend credit to customers are subject to the Bank's normal credit policies and are essentially the same as those involved in
extending loans to customers.    See Note 19 of the Notes to Consolidated
Financial Statements included in Item 8 of this report for additional information.

Impact of Inflation
-------------------

     The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

     Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. The primary impact of inflation is reflected in the increased cost of our operations. As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. In a period of rapidly rising interest rates, the liquidity and maturities structures of our assets and liabilities are critical to the maintenance of acceptable performance levels.

     The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of non-interest expense. Expense items such as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in dollar value of the collateral securing loans that we have made. Our management is unable to determine the extent, if any, to which properties securing loans have appreciated in dollar value due to inflation.

Recent Accounting Pronouncements
--------------------------------

     For a discussion of new accounting pronouncements and their impact on the Corporation, see Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     Information required by this item is incorporated herein by reference to the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" contained in Item 7 hereof.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

(a)  (1)  Financial Statements.                                       Page
          --------------------                                        ----

           Independent Auditor's Report                                 43
          Consolidated Statement of Financial Position,
            March 31, 2004 and 2003                                    44
          Consolidated Statement of Income for the years ended
            March 31, 2004, 2003 and 2002                              45
          Consolidated Statement of Stockholders' Equity  for
            the years ended March 31, 2004, 2003 and 2002              46
          Consolidated Statement of Cash Flows for the years
            ended March 31, 2004, 2003 and 2002                        47
          Notes to Consolidated Financial Statements                   48

                          Independent Auditor's Report

To the Stockholders and Directors
Horizon Financial Corp.

We have audited the accompanying consolidated statement of financial position of Horizon Financial Corp. and Subsidiary as of March 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horizon Financial Corp. and Subsidiary as of March 31, 2004 and 2003, and the results of their operations and cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moss Adams LLP

Bellingham, Washington
April 16, 2004

                                                       HORIZON FINANCIAL
CORP.
                                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                      MARCH 31, 2004 AND 2003
-----------------------------------------------------------------------------
-

                                     Assets
                                                      2004           2003
                                                 ------------   ------------

Cash and cash equivalents                       $  18,431,964   $ 15,083,505
Interest-bearing deposits                          20,767,398     59,929,418
Investment securities
  Available-for-sale (amortized cost 2004:
   $77,662,276; 2003: $66,206,662)                 85,183,872     74,560,801
  Held-to-maturity (estimated fair value 2004:
   $400,299; 2003: $402,020)                          369,444        369,292
Mortgage-backed securities
  Available-for-sale (amortized cost 2004:
   $27,362,914; 2003: $37,140,593)                 27,759,813     37,921,192
  Held-to-maturity (estimated fair value 2004:
   $1,653,590; 2003: $2,983,743)                    1,544,034      2,793,089
Federal Home Loan Bank Stock                        7,014,900      6,638,500
Loans receivable, net of allowance for loan
 losses of $10,121,532 in 2004 and $8,506,133
 in 2003                                          658,226,144    582,269,145
Loans held for sale                                 1,333,500      2,838,300
Accrued interest and dividends receivable           4,032,007      4,620,466
Premises and equipment, net                        17,193,671     15,934,254
Real estate owned                                      63,432      1,072,341
Net deferred income tax assets                        831,123              -
Other assets                                       16,124,579     15,841,571
                                                 ------------   ------------

TOTAL ASSETS                                     $858,875,881   $819,871,874
                                                 ============   ============

                  Liabilities and Stockholders' Equity

Deposits                                         $670,259,218   $646,722,160
Accounts payable and other liabilities              8,301,761      8,048,477
Other borrowed funds                               67,468,842     53,762,740
Advances by borrowers for taxes and insurance         416,899        986,702
Income tax currently payable                        1,375,274        906,003
Net deferred income tax liabilities                         -      1,531,504
Deferred compensation                               1,746,894      1,670,770
                                                 ------------   ------------
     Total liabilities                            749,568,888    713,628,356
                                                 ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value,
   10,000,000 shares authorized; none issued or
   outstanding                                              -              -
  Common stock, $1 par value, 30,000,000 shares
    authorized; 10,405,331 and 10,550,113 issued
    and outstanding, respectively                  10,405,331     10,550,113
  Additional paid-in capital                       56,893,824     57,352,824
  Retained earnings                                36,925,836     32,527,963
  Unearned ESOP shares                               (144,205)      (216,309)
  Accumulated other comprehensive income            5,226,207      6,028,927
                                                 ------------   ------------
     Total stockholders' equity                   109,306,993    106,243,518
                                                 ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $858,875,881   $819,871,874
                                                 ============   ============

           See accompanying notes to these financial statements

                                                       HORIZON FINANCIAL
CORP.
                                             CONSOLIDATED STATEMENT OF INCOME
                                   YEARS ENDED MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-


                                          2004         2003          2002
                                      -----------   -----------   -----------

INTEREST INCOME
 Interest on loans                    $43,842,447   $44,626,384   $47,572,857
 Investment and mortgage-backed
  securities
   Taxable interest                     4,474,212     5,336,638     4,991,974
   Nontaxable interest income             111,519        37,855        46,168
   Dividends                              551,436       696,866       700,875
                                      -----------   -----------   -----------
      Total interest income            48,979,614    50,697,743    53,311,874

                                      -----------   -----------   -----------

INTEREST EXPENSE
 Interest on deposits                  13,224,629    17,672,959    24,996,112
 Interest on other borrowings           2,284,728     1,788,142     1,544,457
                                      -----------   -----------   -----------
      Total interest expense           15,509,357    19,461,101    26,540,569
                                      -----------   -----------   -----------
      Net interest income              33,470,257    31,236,642    26,771,305

PROVISION FOR LOAN LOSSES               1,915,000     2,740,000     1,089,642
                                      -----------   -----------   -----------
      Net interest income after
       provision for loan losses       31,555,257    28,496,642    25,681,663
                                      -----------   -----------   -----------

NONINTEREST INCOME
 Service fees                           2,860,089     2,262,860     2,308,411
 Other                                  1,938,208     1,828,618       533,476

 Net gain (loss) on sales of loans -
  servicing retained                      195,354       100,413
(252,984)
 Net gain on sales of loans -
  servicing released                    2,198,500     2,685,251     1,554,853
 Net gain on sale of investment
  securities                              689,350        62,258       249,393
                                      -----------   -----------   -----------
      Total noninterest income          7,881,501     6,939,400     4,393,149
                                      -----------   -----------   -----------

NONINTEREST EXPENSE
 Compensation and employee benefits    11,520,922     9,359,463     7,852,528
 Building occupancy                     2,641,378     2,335,481     2,324,248
 Other expenses                         4,733,971     4,055,430     3,016,851
 Data processing                          557,803       837,983       969,739
 Advertising                              784,149       757,602       727,542
                                      -----------   -----------   -----------
      Total noninterest expense        20,238,223    17,345,959    14,890,908
                                      -----------   -----------   -----------

INCOME BEFORE PROVISION FOR
 INCOME TAX                            19,198,535    18,090,083    15,183,904

PROVISION FOR INCOME TAX
 Current                                8,281,271     7,457,372     5,866,947
 Deferred                              (1,949,104)   (1,507,160)
(737,000)
                                      -----------   -----------   -----------
      Total provision for income tax    6,332,167     5,950,212     5,129,947
                                      -----------   -----------   -----------

NET INCOME                            $12,866,368   $12,139,871   $10,053,957
                                      ===========   ===========   ===========

BASIC EARNINGS PER SHARE              $      1.23   $      1.14   $       .92
                                      ===========   ===========   ===========
DILUTED EARNINGS PER SHARE            $      1.20   $      1.12   $       .91
                                      ===========   ===========   ===========

            See accompanying notes to these financial statements

                                                                                    HORIZON FINANCIAL CORP.
                                                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                YEARS ENDED MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------------------------------------
-

                                 Common Stock                                                   Accumulated
                           ------------------------    Additional                   Unearned       Other
                            Number of      At Par        Paid-In       Retained       ESOP
Comprehensive
                             Shares        Value         Capital       Earnings      Shares    Income
(Loss)
                           ----------   -----------   ------------   ------------   ---------   -----------
BALANCE, March 31, 2001     8,861,238  $  8,861,238   $ 62,380,016   $ 23,046,017   $ (360,517)  $3,982,603
 Comprehensive income
 Net income                         -             -              -     10,053,957            -            -
 Other comprehensive income
   Change in unrealized gains
    on available-for-sale
    securities, net taxes
    of $87,116                      -             -              -              -            -      169,107
   Total other comprehensive
    income                          -             -              -              -            -            -
 Comprehensive income               -             -              -              -            -            -
Recognition of ESOP shares
 released                           -             -              -              -       72,104            -
Cash dividends on common
 stock at $.48 per share            -             -              -     (4,172,135)           -            -
Dividend reinvestment plan     16,879        16,879        190,371              -            -            -
Stock options exercised        57,288        57,288        291,998              -            -            -
Stock dividend - fractional
 shares adjustment               (336)         (336)        (3,368)         3,704            -            -
Treasury stock purchased            -             -              -              -            -            -
Retirement of treasury
 stock                       (327,952)     (327,952)    (2,430,779)    (1,230,604)           -            -
                           ----------  ------------   ------------   ------------   ----------   ----------
BALANCE, March 31, 2002     8,607,117     8,607,117     60,428,238     27,700,939     (288,413)   4,151,710
Comprehensive income
 Net income                         -             -              -     12,139,871            -            -
 Other comprehensive income
   Change in unrealized
    gains on available-for-
    sale securities, net
    taxes of $967,051               -             -              -              -            -    1,877,217
   Total other comprehensive
    income                          -             -              -              -            -            -
 Comprehensive income               -             -              -              -            -            -
Recognition of ESOP shares
 released                           -             -              -              -       72,104            -

Cash dividends on common stock
 at $.45 per share                  -             -              -     (4,789,101)           -            -
Dividend reinvestment plan     43,536        43,536        522,227              -            -            -
Stock options exercised       141,670       141,670        914,187              -            -            -
25% stock split             2,138,190     2,138,190     (2,138,190)             -            -            -
Cash paid for fractional
 shares                             -             -              -         (7,425)           -            -
Treasury stock purchased            -             -              -              -            -            -
Retirement of treasury
 stock                       (380,400)     (380,400)    (2,373,638)    (2,516,321)           -            -
                           ----------  ------------   ------------   ------------   ----------   ----------
BALANCE, March 31, 2003    10,550,113    10,550,113     57,352,824     32,527,963     (216,309)   6,028,927
Comprehensive income
 Net income                         -             -              -     12,866,368            -            -
 Other comprehensive income
   Change in unrealized
    gains (losses) on
    available-for-sale
    securities, net tax
    (benefit) of $(413,523)         -             -              -              -            -
(802,720)
   Total other comprehensive
    income                          -             -              -              -            -            -
 Comprehensive income               -             -              -              -            -            -
Recognition of ESOP shares
 released                           -             -              -              -       72,104            -
Cash dividends on common
 stock at $.49 per share            -             -              -     (5,121,345)           -            -
Dividend reinvestment plan     39,601        39,601        646,876              -            -            -
Stock options exercised       129,857       129,857        685,606              -            -            -
Treasury stock purchased            -             -              -              -            -            -
Retirement of treasury
 stock                       (314,240)     (314,240)    (1,791,482)    (3,347,150)           -            -
                           ----------  ------------   ------------   ------------   ----------   ----------
BALANCE, March 31, 2004    10,405,331  $ 10,405,331   $ 56,893,824   $ 36,925,836   $ (144,205)  $5,226,207

                           ==========  ============   ============   ============   ==========   ==========

                                  Treasury                        Total
                                   Stock      Stockholders'   Comprehensive
                                  at Cost        Equity          Income
                                -----------  -------------    ------------
BALANCE, March 31, 2001       $         -     $  97,909,357
Comprehensive income
 Net income                             -        10,053,957    $ 10,053,957
 Other comprehensive income
   Change in unrealized gains
    on available-for-sale
    securities, net taxes
    of $87,116                          -           169,107         169,107
                                                               ------------
   Total other comprehensive
    income                              -                 -         169,107
                                                               ------------
 Comprehensive income                   -                 -    $ 10,223,064
                                                               ============
Recognition of ESOP shares
 released                               -            72,104
Cash dividends on common
 stock at $.48 per share                -        (4,172,135)
Dividend reinvestment plan              -           207,250
Stock options exercised                 -           349,286
Stock dividend - fractional
 shares adjustment                      -                 -
Treasury stock purchased       (3,989,335)       (3,989,335)
Retirement of treasury
 stock                          3,989,335                 -
                              -----------     -------------
BALANCE, March 31, 2002                 -       100,599,591
Comprehensive income
 Net income                             -        12,139,871    $ 12,139,871
 Other comprehensive income
   Change in unrealized
    gains on available-for-
    sale securities, net
    taxes of $967,051                   -         1,877,217       1,877,217
                                                               ------------
   Total other comprehensive
    income                              -                 -       1,877,217
                                                               ------------
 Comprehensive income                   -                 -    $ 14,017,088
                                                               ============
Recognition of ESOP shares
 released                               -            72,104
Cash dividends on common stock
 at $.45 per share                      -        (4,789,101)
Dividend reinvestment plan              -           565,763
Stock options exercised                 -         1,055,857
25% stock split                         -                 -
Cash paid for fractional
 shares                                 -            (7,425)
Treasury stock purchased       (5,270,359)       (5,270,359)
Retirement of treasury
 stock                          5,270,359                 -
                              -----------     -------------
BALANCE, March 31, 2003                 -       106,243,518
Comprehensive income
 Net income                             -        12,866,368    $ 12,866,368
 Other comprehensive income
   Change in unrealized
    gains (losses) on
    available-for-sale
    securities, net tax
    (benefit) of $(413,523)             -          (802,720)       (802,720)
                                                               ------------
   Total other comprehensive
    income                              -                 -        (802,720)
                                                               ------------
 Comprehensive income                   -                 -    $ 12,063,648
                                                               ============
Recognition of ESOP shares
 released                               -            72,104
Cash dividends on common
 stock at $.49 per share                -        (5,121,345)
Dividend reinvestment plan              -           686,477
Stock options exercised                 -           815,463
Treasury stock purchased       (5,452,872)       (5,452,872)
Retirement of treasury
 stock                          5,452,872                 -
                              -----------     -------------
BALANCE, March 31, 2004       $         -     $ 109,306,993
                              ===========     =============

                                      See accompanying notes to these financial statements




                                                       HORIZON FINANCIAL
CORP.
                                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                   YEARS ENDED MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-
               Increase (Decrease) in Cash and Cash Equivalents

                                       2004          2003            2002

                                  ------------   ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                      $ 12,866,368   $ 12,139,871   $  10,053,957
Adjustments to reconcile net
 income to net cash provided by
 operating activities
  Depreciation                       1,085,060      1,000,314       1,112,467
  Amortization and deferrals, net      799,212        771,900       1,128,744
  Stock dividends - Federal Home
   Loan Bank stock                    (376,400)      (395,200)
(411,300)
  Provision for loan losses          1,915,000      2,740,000       1,089,642
  Provision for deferred income
   tax                              (1,949,104)    (1,507,160)
(737,000)
Changes in assets and liabilities
  Interest and dividends receivable    588,459       (125,106)        128,554
  Interest payable                       3,692        (27,533)          6,343
  Federal income tax payable           469,271        392,494         331,947
  Net change in loans held for sale  1,504,800        457,600
(913,675)
  Other assets                        (283,008)    (6,703,825)
(5,121,933)
  Other liabilities                   (331,490)      (422,065)        787,060
                                  ------------   ------------    ------------
    Net cash flows from operating
     activities                     16,291,860      8,321,290       7,454,806
                                  ------------   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in interest-bearing
   deposits, net                    39,162,020      9,845,582
(57,214,988)
  Purchases of investment
   securities - available-
   for-sale                        (28,598,597)   (30,941,880)
(27,723,932)
  Proceeds from sales and
   maturities of investment
   securities - available-
   for-sale                         17,142,983      5,352,629       2,972,914
  Purchases of mortgage-backed
   securities - available-
   for-sale                        (12,811,737)   (18,285,779)
(9,812,336)
  Proceeds from sales and
   maturities of mortgage-backed
   securities - available-
   for-sale                         22,589,915     10,598,409      27,336,684
  Proceeds from maturities of
   mortgage-backed  securities -
   held-to-maturity                  1,248,403      1,617,115       2,120,006
  Net change in loans              (78,599,106)   (18,857,731)     26,398,362
  Purchases of bank premises
   and equipment                    (2,344,477)    (1,739,519)
(1,092,997)
  Net change in other real
   estate owned                      1,008,909        669,359         244,799
                                  ------------   ------------    ------------
    Net cash flows from investing
     activities                    (41,201,687)   (41,741,815)
(36,771,488)
                                  ------------   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits            23,537,058     17,939,690      32,868,803
  Repayments of securities sold
   under agreements to repurchase            -              -
(5,938,000)
  Advances from other borrowed
   funds                            20,706,102     24,642,011      22,120,729
  Repayments of other borrowed
   funds                            (7,000,000)             -
(10,000,000)
  Common stock issued, net             925,792      1,132,286         363,918
  Cash dividends paid               (4,457,794)    (4,126,638)
(3,869,999)

  Treasury stock purchased          (5,452,872)    (5,270,359)
(3,989,335)
                                  ------------   ------------    ------------
    Net cash flows from financing
     activities                     28,258,286     34,316,990      31,556,116
                                  ------------   ------------    ------------

NET CHANGE IN CASH AND CASH
 EQUIVALENTS                         3,348,459        896,465       2,239,434

CASH AND CASH EQUIVALENTS,
 beginning of year                  15,083,505     14,187,040      11,947,606
                                  ------------   ------------    ------------

CASH AND CASH EQUIVALENTS,
 end of year                      $ 18,431,964   $ 15,083,505    $ 14,187,040
                                  ============   ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION
  Cash paid during the year for
   interest                       $ 15,505,666   $ 19,488,634    $ 26,527,133
                                  ============   ============    ============
  Cash paid during the year for
   income tax                     $  7,812,000   $  7,315,000    $  5,535,000
                                  ============   ============    ============

NONCASH INVESTING AND FINANCING
 TRANSACTIONS
  Property taken in settlement
   of loans                       $    382,086   $  1,452,271    $    641,158
                                  ============   ============    ============
  Property sold through seller
   financing                      $          -   $          -    $
(106,930)
                                  ============   ============    ============

           See accompanying notes to these financial statements

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations - Horizon Financial Corp. (the "Company"), through its wholly-owned subsidiary, Horizon Bank (the "Bank"), provides a full range of commercial and mortgage lending services to borrowers and a full range of customer services to depositors through 16 full-service offices, three commercial loan centers, and three real estate loan centers located in Whatcom, Skagit and Snohomish Counties of Washington State. The Bank is an FDIC insured, state-chartered stock savings bank.

Financial Statement Presentation and Use of Estimates - The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of revenues and expenses for the period and assets and liabilities as of the balance sheet date. Actual results could differ from estimated amounts.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the estimated losses on loans and foreclosed assets held for sale, management obtains independent appraisals for significant properties.

All per share date included in the financial statements have been restated to reflect the stock dividend effective May 11, 2001 and the 25% stock split effective July 23, 2002 as well as the Company's ongoing share repurchase activities.

Principles of Consolidation - As of March 31, 2004, 2003, and 2002, and for the years then ended, the consolidated financial statements include the accounts of Horizon Financial Corp. and its wholly-owned subsidiary, Horizon Bank. Westward Financial Services, Inc. a land development company, is a wholly-owned subsidiary of Horizon Bank, whose accounts are also included in the consolidation. All material intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and noninterest-bearing amounts due from banks.

Included in cash and cash equivalents are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve Bank and other banks. Reserve requirements approximate $2,616,000 and $2,787,000 for the years ended March 31, 2004 and 2003, respectively.

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Investments in Interest-Bearing Deposits - Investments in interest-bearing deposits consist principally of funds on deposit with the Federal Home Loan Bank and short-term certificates of deposit with Western Washington financial institutions.

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

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued)

Premiums and discounts are recognized in interest income using the interest method over the period to maturity. The Company had no trading securities at March 31, 2004 and 2003.

Noncash Investing and Financing Transactions - Noncash investing and financing transactions consist principally of securitizing mortgage loans and exchanging them for FHLMC participation certificates. At the time of the securitization, the pool of loans are reclassified from the loan portfolio and are aggregated in a participation certificate in the available-for-sale investment portfolio. A separate mortgage servicing right is established using an estimate of fair market value and reorganized upon securitization. The transaction does not result in the recognition of income or expense in the income statement.

Federal Home Loan Bank Stock - The Bank's investment in Federal Home Loan Bank (the "FHLB") stock is a restricted investment carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Loans Receivable - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is accrued on the unpaid principal balance.

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

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-


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

Premises and Equipment - Premises and equipment are stated at cost less accumulated depreciation. Major renewals or betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed on the straight-line method over the estimated useful lives of 35 years for buildings and three to ten years for equipment.

Bank Owned Life Insurance - The carrying amount of Bank Owned Life Insurance approximates its fair value. Fair value of Bank Owned Life Insurance is estimated using the cash surrender value. The Bank owns approximately $11 million and $10 million in Bank Owned Life Insurance as of March 31, 2004 and 2003, respectively, and is included in Other Assets.

Goodwill - Goodwill was recognized in connection with the purchase of branch assets and related liabilities. The Company performs periodic evaluations for impairment. During the current year impairment testing was performed and Goodwill was found not to be impaired. At March 31, 2004 and 2003, Goodwill in the amount of $545,336 was included in Other Assets

Other Real Estate Owned - Other real estate owned includes properties acquired through foreclosure. These properties are recorded at the lower of cost or estimated fair value. Losses arising from the acquisition of property, in full or partial satisfaction of loans, are charged to the allowance for loan losses.

Subsequent to the transfer to other real estate owned, these assets continue to be recorded at the lower of cost or fair value (less estimated cost to sell), based on periodic evaluations. Generally, legal and professional fees associated with foreclosures are expensed as incurred. Costs incurred to improve property prior to sale are capitalized, however, in no event are recorded costs allowed to exceed fair value. Subsequent gains, losses, or expenses recognized on the sale of these properties are included in noninterest income or expense.

Income Taxes - The Company reports income and expenses using the accrual method of accounting and files a consolidated tax return which includes its subsidiary. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled using the liability method. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between the Bank's financial statements and its tax returns.

Earnings Per Share - Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-


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

Advertising Costs - The Company expenses advertising costs as they are incurred.

Stock Options - The Company recognizes the financial effects of stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). Generally, stock options are issued at a price equal to the fair value of the Company's stock as of the grant date.

Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Company's financial statements. Disclosures required by Statement of Financial Accounting Standard No. 123 Accounting for Stock-Based Compensation, as amended are as follows.

The pro forma information recognizes, as compensation, the value of stock options granted using an option valuation model known as the Black Scholes model. Pro forma earnings per share amounts also reflect an adjustment for an assumed purchase of treasury stock from proceeds deemed obtained from the issuance of stock options. The estimated fair value for options issued for the years ended 2004, 2003 and 2002 is estimated at $2,317, $64,192, and $1,093, respectively. The following assumptions were used to estimate the fair value of the options for the year ended March 31:

                                        2004           2003           2002
                                      --------       --------       --------
Risk-free interest rate                 1.93%          2.35%         4.438%
Dividend yield rate                     3.02%          3.65%         4.130%

Price volatility                       3.884%          2.457%        2.606%
Weighted average expected life
 of options                            3.72 yr.        3.70 yr.      3.50 yr.


Management believes that the assumptions used in the option pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted will be allocated to pro forma earnings over the vesting period of the options.

Pro forma disclosures for the years ended March 31:

                                        2004           2003           2002
                                    -----------    -----------    -----------
Net income as reported              $12,866,368    $12,139,871    $10,053,957
Additional compensation for fair
 value of stock options                 (78,469)       (88,462)
(237,564)
                                    -----------    -----------    -----------
Pro forma net income                $12,787,899    $12,051,409    $ 9,816,393
                                    ===========    ===========    ===========
Earnings per share
  Basic
    As reported                     $      1.23    $      1.14    $       .92
                                    ===========    ===========    ===========
    Pro forma                       $      1.22    $      1.13    $       .90
                                    ===========    ===========    ===========
  Diluted
    As reported                     $      1.20    $      1.12    $       .91
                                    ===========    ===========    ===========
    Pro forma                       $      1.20    $      1.11    $       .89
                                    ===========    ===========    ===========


The remaining unrecognized compensation for fair value of stock options was $1,738, $32,096 and $273 as of March 31, 2004, 2003, and 2002, respectively.

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-


Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements - In November 2003, the Emerging Issues Task Force (EITF) researched a consensus that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under FASB Statements No. 115 and 124, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. This EITF consensus is effective for fiscal years ending after December 15, 2003. Accordingly, the Company has adopted this statement as of March 31, 2004 and the result did not have an impact on the Company's statement of financial position or results of operations.

Reclassifications - Certain reclassifications have been made to prior years' amounts to conform to the current year presentation. These reclassifications have no significant effect on the Bank's previously reported financial position or results of operations.

Note 2 - Interest-Bearing Deposits

Interest bearing deposits consisted of the following at March 31, 2004 and 2003:

                                     2004           2003
                                 -----------     ----------
FHLB Demand                      $20,467,373     59,629,418
Certificates of deposit              300,025        300,000
                                 -----------     ----------
                                 $20,767,398     59,929,418
                                 ===========     ==========

The Company has funds on deposit with the Federal Home Loan Bank in a Demand account. This account acts like a savings account and earns interest based on the daily federal funds rate. These funds are uninsured deposits held at the Federal Home Loan Bank of Seattle. The FHLB of Seattle, a federally chartered corporation, is one of 12 district FHLBanks, which operate under the supervision of the Federal Housing Finance Board. The Finance Board is an independent agency of the executive branch within the US Government which ensures that the FHLBanks operate in a safe and sound manner, remain adequately capitalized, and can raise funds in the capital markets.

Note 3 - Investment Securities

The Company's investment policy requires that the Company purchase only high-grade investment securities. Purchases of debt instruments are generally restricted to those rated A or better by a nationally recognized statistical rating organization.

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-


Note 3 - Investment Securities (Continued)

The amortized cost and estimated market values of investments, together with unrealized gains and losses, are as follows as of March 31, 2004 and 2003, respectively:

                                           2004
                  -----------------------------------------------------------
                                           Gross        Gross
                                         Unrealized   Unrealized
                                 Gross     Losses       Losses     Estimated
                  Amortized   Unrealized  Less Than  Greater Than     Fair
                    Costs        Gains    12 Months   12 Months       Value
                  ---------   ----------  ---------  ------------  ----------
Available-For-Sale
 Securities
 State and political
  subdivisions and
  U.S. government
  agency
  securities      $57,396,588  $1,666,140  $       -    $(62,268)
$59,000,460
 Marketable equity
  securities        1,831,368   5,906,524   (441,000)          -
7,296,892
 Mutual funds       5,000,000           -    (20,141)          -
4,979,859
 Corporate debt
  securities       13,434,320     472,341          -           -
13,906,661
                  -----------  ----------  ---------    --------   ----------
-
   Total available-
    for-sale
    securities     77,662,276   8,045,005   (461,141)    (62,268)
85,183,872
                  -----------  ----------  ---------    --------   ----------
-
Held-To-Maturity
 Securities
 State and political
  subdivisions and
  U.S. government
  agency
  securities          369,444      30,855          -           -
400,299
                  -----------  ----------  ---------    --------   ----------
-
   Total held-to-
    maturity
    securities        369,444      30,855          -           -
400,299
                  -----------  ----------  ---------    --------   ----------
-
   Total investment
    securities    $78,031,720  $8,075,860  $(461,141)   $(62,268)
$85,584,171
                  ===========  ==========  =========    ========
===========


Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. At March 31, 2004, the Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At March 31, 2004, there are approximately 10 investment securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate.

                                               2003
                        -----------------------------------------------------
                                         Gross          Gross       Estimated
                        Amortized      Unrealized     Unrealized      Fair

                           Costs          Gains         Losses        Value
                        -----------    ----------     ----------  -----------
Available-For-Sale Securities
  State and political
   subdivisions and U.S.
   government agency
   securities           $38,820,895    $1,888,238     $        -  $40,709,133
  Marketable equity
   securities             3,805,723     5,553,778       (130,000)   9,229,501
  Mutual funds            5,000,000        10,070              -    5,010,070
  Corporate debt
   securities            18,580,044     1,032,053              -   19,612,097
                        -----------    ----------     ----------  -----------
    Total available-
     for-sale
     securities          66,206,662     8,484,139       (130,000)  74,560,801
                        -----------    ----------     ----------  -----------

Held-To-Maturity Securities
  State and political
   subdivisions and
   U.S. government agency
   securities               369,292        32,728              -      402,020
                        -----------    ----------     ----------  -----------
    Total held-to-maturity
     securities             369,292        32,728              -      402,020
                        -----------    ----------     ----------  -----------
    Total investment
     securities         $66,575,954    $8,516,867     $ (130,000) $74,962,821
                        ===========    ==========     ==========  ===========

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-


Note 3 - Investment Securities (Continued)

The amortized cost and estimated fair value of investment securities at March 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               2004
                        -----------------------------------------------------
                           Available-For-Sale           Held-To-Maturity
                        -------------------------  --------------------------
                         Amortized     Estimated    Amortized     Estimated
                            Cost       Fair Value     Cost        Fair Value
                        ----------     ----------  ----------     ----------
State and political
 subdivisions and
 U.S. government agencies
   One year            $ 8,025,037    $ 8,131,630   $        -     $        -
   Two to five years    43,702,611     45,207,580      369,444        400,299
   Five to ten years     2,868,213      2,869,326            -              -

   Over ten years        2,800,727      2,791,924            -              -
                       -----------    -----------   ----------     ----------

                        57,396,588     59,000,460      369,444        400,299
                       -----------    -----------   ----------     ----------

Corporate debt securities
   One year              6,413,622      6,545,261            -              -

   Two to five years     7,020,698      7,361,400            -              -

   Over ten years                -              -            -              -
                       -----------    -----------   ----------     ----------

                        13,434,320     13,906,661            -              -
                       -----------    -----------   ----------     ----------

Mutual funds and
 marketable equity
 securities (liquid)     6,831,368     12,276,751            -              -

                       -----------    -----------   ----------     ----------
Total investment
 securities            $77,662,276    $85,183,872   $  369,444     $  400,299
                       ===========    ===========   ==========     ==========

Proceeds from sales of investments and gross realized gains and losses on investment sales were as follows for the year ended March 31:

                                           2004          2003        2002
                                        ----------     --------    --------
Proceeds from sales of investments      $6,839,100      $    -     $64,725
                                        ==========      ======     =======
Gross gains realized on sales of
 investments                            $  688,001      $    -     $64,397
                                        ==========      ======     =======
Gross losses realized on sales of
 investments                            $   (3,000)     $    -     $     -
                                        ==========      ======     =======

Please refer to Note 4 for information on gross gains and losses on mortgage-backed security sales.

Information about concentrations of investments in particular industries for marketable equity securities and corporate debt securities at March 31 consist of the following:

                                        2003                   2002
                            ------------------------  -----------------------
-
                                             Market                  Market
                                 Cost        Value       Cost        Value
                            -----------  -----------  -----------  ----------
-
Marketable equity securities
   Banking                  $   315,171  $ 1,822,492  $   318,380  $
1,636,271
   Government agency stocks   1,516,197    5,474,400    3,487,343
7,593,230
                            -----------  -----------  -----------  ----------
-
                            $ 1,831,368  $ 7,296,892  $ 3,805,723  $
9,229,501
                            ===========  ===========  ===========
===========

Corporate debt securities
   Finance companies        $ 6,940,420  $ 7,177,139  $11,045,036
$11,650,459
   Private utilities          2,710,725    2,792,817    2,705,224
2,853,869
   Manufacturing companies    3,783,175    3,936,705    4,829,784
5,107,769
                            -----------  -----------  -----------  ----------
-
Total                       $13,434,320  $13,906,661  $18,580,044
$19,612,097
                            ===========  ===========  ===========
===========

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-

Note 3 - Investment Securities (Continued)

At March 31, 2004 and 2003, U.S. government agency and corporate debt securities of $9,170,000 and $3,370,000 were pledged as collateral for deposits of state and local government agencies and deposits for trust accounts in excess of $100,000, as required by Washington State Law.

Note 4 - Mortgage-Backed Securities

Mortgage-backed securities at March 31 consist of the following:

                                           2004
                  -----------------------------------------------------------
                                           Gross        Gross
                                         Unrealized   Unrealized
                                 Gross     Losses       Losses     Estimated
                  Amortized   Unrealized  Less Than  Greater Than     Fair
                    Costs        Gains    12 Months   12 Months       Value
                  ---------   ----------  ---------  ------------  ----------
Available-for-sale
 securities      $27,362,914   $ 506,130   $    -     $ (109,231)
$27,759,813
Held-to-maturity
 securities        1,544,034     109,556        -              -
1,653,590
                 -----------   ---------   ------     ----------   ----------
-
   Total mortgage-
    backed
    securities   $28,906,948   $ 615,686   $    -     $ (109,231)
$29,413,403
                 ===========   =========   ======     ==========
===========

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. At March 31, 2004, the Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At March 31, 2004, there are approximately 17 investment securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

                                                   2003
                           --------------------------------------------------
-                                              Gross        Gross
Estimated
                             Amortized    Unrealized   Unrealized      Fair
                                Cost         Gains       Losses        Value
                           -----------    ----------   ---------   ----------
-
Available-for-sale
 securities                $37,140,593    $  894,448   $(113,849)
$37,921,192
Held-to-maturity securities  2,793,089       190,654           -
2,983,743
                           -----------    ----------   ---------   ----------
-
    Total mortgage-backed
     securities            $39,933,682    $1,085,102   $(113,849)
$40,904,935
                           ===========    ==========   =========
===========

The amortized cost and estimated fair value of mortgage-backed securities at March 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                   2003
                          ---------------------------------------------------
-
                             Available-For-Sale          Held-To-Maturity
                          ------------------------   ------------------------
-
                           Amortized    Estimated     Amortized     Estimated
                              Cost      Fair Value      Cost        Fair
Value
                          -----------  -----------   ----------    ----------
-
Mortgage-backed securities
   One year               $    86,753  $    87,025   $      988    $    1,088
   Two to five years          881,648      860,482      862,792       917,418
   Six to ten years         5,089,356    5,316,098      438,955       468,743
   After ten years         21,305,157   21,496,208      241,299       266,341
                          -----------  -----------   ----------    ----------
Total                     $27,362,914  $27,759,813   $1,544,034    $1,653,590
                          ===========  ===========   ==========    ==========

All of the above mortgage-backed securities are rated AAA by a nationally recognized statistical rating organization.

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-

Note 4 - Mortgage-Backed Securities (Continued)

Proceeds from sales of mortgage-backed securities and gross realized gains and losses on mortgage-backed security sales were as follows for the year ended March 31:

                                            2004        2003        2002
                                         ---------   ---------    --------
Proceeds from sales of mortgage-backed
 securities                              $      -   $2,403,548   $22,429,008
                                         ========   ==========   ===========
Gross gains realized on sales of
 mortgage-backed securities              $      -   $   62,187   $   225,104
                                         ========   ==========   ===========
Gross losses realized on sales of
 mortgage-backed securities              $      -   $        -   $   (70,108)
                                         ========   ==========   ===========

Note 5 - Loans Receivable

Loans receivable (collateralized principally by properties in the Whatcom, Skagit and Snohomish Counties of Washington State) at March 31 consist of the following:

                                                      2004            2003
                                                  ------------   ------------
First mortgage loans
  1-4 Family                                      $286,126,631   $350,487,597
  1-4 Family construction                           14,165,219     28,035,560
  Less participations                              (74,278,637)
(137,172,801)
                                                  ------------   ------------
    Net first mortgage loans                       226,013,213    241,350,356
Construction and land development                   36,303,953     66,111,738
Residential commercial real estate                  53,343,779     56,929,901
Non-residential commercial real estate             257,321,796    182,157,758
Commercial loans                                    78,751,858     54,132,254
Home equity secured                                 26,291,270     22,729,371
Other consumer loans                                 6,330,294      6,886,950
                                                  ------------   ------------
                                                   684,356,163    630,298,328
Less:
  Undisbursed loan proceeds                        (11,962,770)
(34,678,121)
  Deferred loan fees                                (4,045,717)
(4,844,929)
  Allowance for loan losses                        (10,121,532)
(8,506,133)
                                                  ------------   ------------
                                                  $658,226,144   $582,269,145
                                                  ============   ============

The Company originates both adjustable and fixed interest rate loans. At March 31, 2004, the Company had adjustable and fixed rate loans as follows:

           Fixed Rate                                Adjustable Rate
-----------------------------------      ------------------------------------
Term to Maturity        Book Value       Term to Maturity         Book Value
------------------     ------------      ------------------      ------------
Less than one year     $ 71,943,306      Less than one year      $152,584,370
One to two years         15,186,248      One to two years          38,913,311
Two to five years        56,798,921      Two to five years         75,649,679
Five to ten years        91,232,992      Five to ten years         36,373,484
Over ten years          108,698,311      Over ten years            36,975,541

Loans serviced for others are $88,190,792 and $140,535,316, respectively, as of March 31, 2004 and 2003.

The Bank generally receives a monthly fee of 0.25% to 0.375% per annum of the unpaid balance of each loan. The sold loans are sold without right of recourse to the Bank by the buyer of the loan interests in the event of default by the borrower.

Impaired loans on a nonaccrual basis and the related interest are not material as of March 31, 2004 and 2003.

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-

Note 5 - Loans Receivable (Continued)

The allowance for loan losses at March 31, and changes during the year are as follows:

                                         2004          2003           2002
                                     -----------    -----------    ----------
Balance, beginning of year           $ 8,506,133    $ 5,887,482    $4,976,670
Provision for loan losses              1,915,000      2,740,000     1,089,642
Loan chargeoffs                         (385,335)      (129,406)
(187,095)
Loan recoveries                           85,734          8,057         8,265
                                     -----------    -----------    ----------
Balance, end of year                 $10,121,532    $ 8,506,133    $5,887,482
                                     ===========    ===========    ==========

Note 6 - Mortgage Servicing Rights

Loan costs allocated to mortgage servicing rights as of March 31, were as follows:

                                                  2004            2003
                                               ----------     -----------
Beginning balance                              $1,284,143     $ 2,129,964
Additions for new loans                           107,798          63,850
Amortization                                     (745,823)       (909,671)
                                               ----------     -----------
Ending balance                                    646,118       1,284,143
Valuation allowance for impairment
 of mortgage servicing rights                    (333,678)       (668,183)
                                               ----------     -----------
Balance, end of year                           $  312,440     $   615,960
                                               ==========     ===========

Changes in the valuation allowance for impairment of mortgage servicing was as follows:

Beginning balance                              $ (668,183)    $(1,111,016)
Additions                                         (42,819)        (29,090)

Credited to income                                377,324         471,923
                                               ----------     -----------
Balance, end of year                           $ (333,678)    $  (668,183)
                                               ==========     ===========

Note 7 - Accrued Interest and Dividends Receivable

Accrued interest and dividends receivable at March 31 is summarized as follows:

                                                  2004            2003
                                               ----------     -----------
Investment securities                          $1,015,346     $1,020,845
Mortgage-backed securities                        147,503        191,989
Loans receivable                                2,763,333      3,237,921
Dividends on marketable equity securities         105,825        169,711
                                               ----------     ----------
                                               $4,032,007     $4,620,466
                                               ==========     ==========

Note 8 - Premises and Equipment

Premises and equipment at March 31 consisted of:

                                                  2004            2003
                                               ----------     -----------
Buildings                                     $12,728,536     $11,952,760
Equipment                                       8,816,230       8,072,921
                                              -----------     -----------
                                               21,544,766      20,025,681
Accumulated depreciation                       (9,593,624)     (9,308,956)
                                              -----------     -----------
                                               11,951,142      10,716,725
Land                                            5,242,529       5,217,529
                                              -----------     -----------
Balance, end of year                          $17,193,671     $15,934,254
                                              ===========     ===========

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-

Note 9 - Deposits

A comparative summary of deposits at March 31 follows:

                                                    2004         2003
                                               ------------  ------------
Demand deposits
  Savings                                      $ 40,526,619  $ 38,455,124
  Checking                                       78,697,106    66,169,430
  Checking (noninterest-bearing)                 44,773,672    28,052,250
  Money market                                   25,264,073    26,426,247
  Ultimate Money Market                         106,046,597    99,378,323
                                               ------------  ------------
                                                295,308,067   258,481,374
                                               ------------  ------------

Time certificates of deposit
  Less than $100,000                            245,608,118   258,623,337
  Greater than or equal to $100,000             129,343,033   129,617,449
                                               ------------  ------------
                                                374,951,151   388,240,786
                                               ------------  ------------
Total deposits                                 $670,259,218  $646,722,160
                                               ============  ============

Time certificate of deposit maturities at March 31 are as follows:

                                                2004
                        ---------------------------------------
                          Variable      Fixed
                            Rate         Rate          Total         2002
                        -----------  ------------  ------------  ------------
Within one year         $12,460,768  $199,821,284  $212,282,052  $237,979,138
One to two years          1,989,834    79,519,385    81,509,219    65,822,342
Two to three years          918,740    30,504,899    31,423,639    26,007,151
Three to four years         924,429    30,360,116    31,284,545    26,354,415
Four to five years        1,360,620    14,203,839    15,564,459    30,922,698
Over five years           2,887,237             -     2,887,237     1,155,042
                        -----------  ------------  ------------  ------------
                        $20,541,628  $354,409,523  $374,951,151  $388,240,786
                        ===========  ============  ============  ============

The terms of variable rate certificates of deposit allow customers to make additional deposits to existing certificates of deposit at any time.

The weighted average nominal interest rate on all deposits at March 31, 2004 and 2003 was 2.06 percent and 2.79 percent, respectively.

Interest expense on deposits for the years ended March 31 is summarized as follows:

                                    2004          2003           2002
                               -----------    -----------     -----------
Money market                   $ 1,323,697    $ 2,212,086     $ 2,664,570
Checking                           500,240        491,383         572,826
Savings                            288,768        437,912         694,646
Certificates of deposit         11,111,924     14,531,578      21,064,070
                               -----------    -----------     -----------

Balance, end of year           $13,224,629    $17,672,959     $24,996,112
                               ===========    ===========     ===========

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-

Note 10 - Securities Sold Under Agreements to Repurchase

The Bank has from time to time sold certain securities of the U.S. Government and its agencies and other approved investments under agreements to repurchase. A safekeeping agent not under control of the Bank held the securities underlying the agreements. The Bank did not have any securities sold under agreements to repurchase as of March 31, 2004 and 2003.

Note 11 - Other Borrowed Funds

The Bank is a member of the Federal Home Loan Bank ("FHLB") of Seattle. As a member, the Bank has a committed line of credit up to 20% of total assets, subject to the Bank pledging sufficient collateral and maintaining the required stock investment. Committed lines of credit agreements totaling approximately $164.1 million and $162.3 million were available to the Bank, of which, $64.5 million and $52.5 million were outstanding at March 31, 2004 and 2003, respectively. These advances bear interest ranging from 2.67% to 5.35% and 2.67% to 5.96% per annum, respectively. Maturities for the advances are $9,000,000 in fiscal 2005, $12,000,000 in fiscal 2006, $13,500,000 in fiscal 2007, $29,000,000 in fiscal 2008, and $1,000,000 in fiscal 2009.

The maximum outstanding and average outstanding balances and average interest rates on advances from the FHLB were as follows for the year ended March 31:

                                                  In Thousands
                                          -------------------------------
                                              2004      2003       2002
                                          ----------  --------   --------
Maximum outstanding at any month-end      $ 64,500    $ 52,500   $ 28,000
Average outstanding                         56,318      38,276     27,131

Weighted average interest rates:
  Annual                                      4.06%       4.67%      5.69%
                                              ====        ====       ====
  End of year                                 3.84%       4.33%      5.07%
                                              ====        ====       ====

The Bank also has other borrowed funds in the form of retail repurchase agreements. These agreements are collateralized by securities held by a safekeeping agent not under control of the Bank. These advances are considered overnight borrowings bearing interest rates that fluctuate daily based on current market rates. The Bank had $2,968,842 and $1,262,740 outstanding as of March 31, 2004 and 2003, respectively.

Note 12 - Income Tax

Deferred income tax results from temporary differences in the recognition of income and expense for tax and financial statement purposes. The source of these differences and the related tax effects for the years ended March 31 are as follows:

                                         2004           2003         2002
                                      ----------    ----------    ---------
Deferred loan fees                    $ (274,000)   $ (264,000)   $ 219,000
Loan loss and general reserves           560,000       873,000      700,000
Deferred compensation                     26,000        71,000       (3,000)
Other, net                             1,637,104       827,160     (179,000)
                                      ----------    ----------    ---------
                                      $1,949,104    $1,507,160    $ 737,000
                                      ==========    ==========    =========

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-

Note 12 - Income Tax (Continued)

The nature and components of the Company's net deferred tax assets (liabilities), established at an estimated tax rate of 34.25%, are as follows at March 31:

                                                    2004           2003
                                               -----------    -----------
Deferred Tax Assets
  Deferred compensation agreements             $   598,000    $   572,000
  Deferred loan fees for tax purposes in
   excess of amounts deferred for financial
   reporting purposes                              671,000              -
  Financial reporting loan loss reserve not
   recognized for tax purposes                   3,467,000      2,541,000
  Financial reporting accrued expenses not
   recognized for tax purposes                     183,000        222,000
  Other deferred tax assets                        166,000        188,000
                                               -----------    -----------
     Total deferred assets                       5,085,000      3,523,000
                                               -----------    -----------

Deferred Tax Liabilities
  Deferred loan fees for tax purposes in
   excess of amounts deferred for financial
   reporting purposes                                    -       (466,000)
  Tax effect of unrealized gains on
   available-for-sale securities                (2,692,000)    (3,106,000)
  FLHB stock dividends                            (720,000)      (605,000)
  Other deferred tax liabilities                  (841,877)      (877,504)
                                               -----------    -----------
     Total deferred liabilities                 (4,253,877)    (5,054,504)
                                               -----------    -----------
     Net deferred tax assets (liabilities)     $   831,123    $(1,531,504)
                                               ===========    ===========

The Company believes, based upon the available evidence, that all deferred assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

A reconciliation of the Company's income tax provision to the statutory federal income tax rate for the years ended March 31 is as follows:

                                       2004          2003          2002
                                    ----------    ----------    ----------
Provision for income tax at the
 statutory rate of 35 percent       $6,721,000    $6,332,000    $5,314,366
Increase (decrease) in tax
 resulting from:
   Income taxed at lower brackets            -      (100,000)      (95,000)
   Dividends received deduction        (53,000)      (70,000)      (71,166)
   Other, net                         (335,833)     (211,788)      (18,253)
                                    ----------    ----------    ----------
Income tax provision                $6,332,167    $5,950,212    $5,129,947
                                    ==========    ==========    ==========

Prior to 1997, the Company was allowed a bad debt deduction of 8 percent of taxable income, subject to certain limitations. During 1997, a tax law change eliminated this tax deduction and, in addition, requires the Company to recapture and pay taxes on these deductions taken after fiscal year ended March 31, 1988. The Company previously recorded deferred tax liabilities to account for this obligation, thus retroactive effects of this law change have not been significant. The cumulative tax-basis bad debt deduction as of March 31, 2004 and 2003 was approximately $-0- and $1,067,000, respectively. If any portion of this amount is subsequently used for purposes other than to absorb loan losses, that portion will be subject to federal income tax at the then prevailing tax rate.

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-

Note 13 - Benefit Plans

Deferred Compensation Plan - The Company has entered into deferred compensation agreements with certain of its officers. The agreements provide for additional retirement benefits payable over a 12 to 20 year period following retirement. In connection with these agreements, the Company has acquired life insurance policies on the individual officers covered by the deferred compensation agreements. At March 31, 2004 and 2003, the cash surrender values of these policies included in Other Assets aggregated $2,617,276 and $2,411,219, respectively.

The Company performs a present value calculation using an appropriate discount rate on an annual basis to ensure that those obligations are adequately estimated in the accompanying financial statements. The discount rate was 3.50%, 4.00%, and 4.75% in 2004, 2003 and 2002, respectively.
Deferred compensation expense amounted to $150,000, $155,000 and $191,298 in 2004, 2003 and 2002, respectively.

Employee Incentive Plan - The Company has an incentive plan with employees meeting certain service requirements. Payments made to employees pursuant to the plan are based upon earnings, growth in deposits and loans and attainment of certain corporate objectives. Costs of the plan were $1,657,000, $1,403,000 and $751,488 for the years ended March 31 2004, 2003 and 2002, respectively.

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

In April 1996, the Company issued a new loan to the ESOP in the amount of $500,000, to purchase 40,000 shares of common stock in the open market. The loan is to be repaid over a period of ten years, with annual payments including interest due on March 31. The ESOP shares initially were pledged as collateral for its debt. As the obligation is reduced, shares are released from collateral and allocation to the participants' accounts at a rate of 10% a year. In May 1997, the Company issued a 15% stock dividend which added an additional 5,400 shares to the unallocated ESOP shares. In May 1999, the Company made an additional loan to the ESOP in the amount of $154,725, to purchase 12,500 shares of common stock in the open market. The loan is to be repaid over seven years with annual payments including interest due March 31. In April 2001, the Company issued a 15% stock dividend which added an additional 4,789 shares to the unallocated ESOP shares. In July 2002, the Company issued a 25% stock split which added an additional 7,342 shares to the unallocated ESOP shares. Shares released for allocation were 9,180 for the years ended March 31, 2004, 2003, and 2002. The ESOP shares relating to the loans outstanding as of March 31 were as follows:

                                      2004         2003         2002
                                   ---------    ---------    ---------
Number of shares
  Allocated shares                    65,738       56,558       47,378
  Unallocated shares                  18,355       27,535       36,715
                                   ---------    ---------    ---------
     Total ESOP shares                84,093       84,093       84,093
                                   =========    =========    =========
Fair value
  Unallocated shares               $ 340,118    $ 409,996    $ 371,568
                                   =========    =========    =========

Dividends paid on unallocated shares of stock are reinvested and the new shares purchased are allocated to the participants. Compensation expense for the ESOP plan is based upon the fair value of shares committed to be released each year.

401(k) Plan - Effective January 1, 1993, the Company adopted a defined contribution 401(k) retirement and savings plan (the "Plan") covering substantially all employees. The Company contributes three percent of participating employee's eligible salary to the Plan and a discretionary amount determined annually by the Board of Directors. Total contributions to the Plan amounted to $430,000, $360,000 and $323,850 for the years ended March 31, 2004, 2003, and 2002, respectively.

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-

Note 14 - Stockholders' Equity

Capital Requirements - The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines within the regulatory framework for prompt corrective action, the Company must meet specific capital adequacy guidelines that involve quantitative measures of each entity's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures are established by regulation to ensure capital adequacy, require maintenance of minimum amounts and ratios (set forth in the table below in thousands) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2004, that each entity meets all capital adequacy requirements to which they are subject.

As of February 17, 2004, the most recent notification from the Bank's regulator categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.




                                                                                   To Be Well Capitalized
                                                            For Capital            Under Prompt Corrective
                                      Actual              Adequacy Purposes          Action Provisions
                              ---------------------     --------------------       ---------------------
                               Amount        Ratio       Amount       Ratio         Amount        Ratio
                              --------      -------     --------      ------       --------       ------
As of March 31, 2004
Total Capital
 (to Risk Weighted Assets)
    Consolidated              $ 114,607      16.60%      $ 55,247      >8.00%       $ 69,059      >10.00%
    Horizon Bank              $ 114,765      16.60%      $ 55,299      >8.00%       $ 69,124      >10.00%
Tier I Capital
 (to Risk Weighted Assets)
    Consolidated              $ 103,505      14.99%      $ 27,624      >4.00%       $ 41,436      > 6.00%
    Horizon Bank              $ 103,655      15.00%      $ 27,650      >4.00%       $ 41,475      > 6.00%
Tier I Capital
 (to Average Assets)
    Consolidated              $ 103,505      12.56%      $ 32,954      >4.00%       $ 41,192      > 5.00%
    Horizon Bank              $ 103,655      12.58%      $ 32,954      >4.00%       $ 41,192      > 5.00%



                                                                                   To Be Well Capitalized
                                                            For Capital            Under Prompt Corrective
                                      Actual              Adequacy Purposes          Action Provisions
                              ---------------------     --------------------       ---------------------
                               Amount        Ratio       Amount       Ratio         Amount        Ratio
                              --------      -------     --------      ------       --------       ------
As of March 31, 2003
Total Capital
 (to Risk Weighted Assets)
    Consolidated              $109,357       18.75%      $ 46,652     >8.00%       $ 58,315       >10.00%
    Horizon Bank              $109,147       18.70%      $ 46,684     >8.00%       $ 58,355       >10.00%
Tier I Capital
 (to Risk Weighted Assets)
    Consolidated              $ 99,608       17.08%      $ 23,326     >4.00%       $ 34,989       > 6.00%
    Horizon Bank              $ 99,393       17.03%      $ 23,342     >4.00%       $ 35,013       > 6.00%
Tier I Capital
 (to Average Assets)
    Consolidated              $ 99,608       12.46%      $ 31,979     >4.00%       $ 39,973       > 5.00%
    Horizon Bank              $ 99,393       12.44%      $ 31,954     >4.00%       $ 39,943       > 5.00%

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-

Note 14 - Stockholders' Equity (Continued)

Holding Company Loans - Under federal regulations, the Bank is limited, unless previously approved, as to the amount it may loan to the holding company and any one affiliate, to 10 percent of its capital stock and surplus, and the total of loans to the holding company and affiliates must not exceed 20 percent of capital and surplus. Further, all such loans must be fully collateralized.

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

Stock Repurchase Plans - In January 2000, the Company announced a plan to repurchase up to 1,240,562 shares, as restated, or approximately 10% of the Company's outstanding common stock. During fiscal 2001, 710,269 shares were repurchased under this plan at a cost of $4,898,256. In October 2000, the Company announced a plan to repurchase up to 1,121,250 shares, as restated, or approximately 10% of the Company's outstanding common stock. During fiscal 2001, 144,468 shares were repurchased under this plan at a cost of $1,109,850. Effective March 31, 2001, all 1,380,862 shares of treasury stock were retired. During fiscal 2002, 409,940 shares were repurchased and subsequently retired under this plan at a cost of $3,989,335. During fiscal 2003, 214,650 shares were repurchased and subsequently retired under this plan at a cost of $2,498,191. In October 2002, the Company announced a plan to repurchase up to 1,065,000 shares, or approximately 10% of the Company's outstanding common stock. During Fiscal 2003, 195,700 shares were repurchased and subsequently retired under this plan at a cost of $2,772,168. During Fiscal 2004, 162,400 shares were repurchased and subsequently retired under this plan at a cost of $2,698,586. In September 2003, the Company announced a plan to repurchase up to 1,050,000 shares, or approximately 10% of the Company's outstanding common stock. During Fiscal 2004, 151,840 shares were repurchased and subsequently retired under this plan at a cost of $2,754,286. In total, the Company repurchased 314,240 shares and subsequently retired at a cost of $5,452,872. All share information has been restated to reflect stock splits and dividends.

Stock Split - The Company's Board of Directors at its June 25, 2002 Board meeting, announced a 25% stock split to be issued July 23, 2002 for shareholders of record July 11, 2002.

Stock Dividend - The Company's Board of Directors at its April 24, 2001 Board meeting, announced a 15% stock dividend to be issued June 4, 2001 for shareholders of record May 11, 2001.

Stock Warrants - In 1992, certain key organizers of the Bank of Bellingham received warrants for 24,000 shares of stock at an exercise price of $12.50 per share. In conjunction with the merger of Bellingham Bancorporation, the outstanding warrants as of June 19, 1999 were converted at 2.74 shares of Horizon for each share of Bellingham Bancorporation - amounting to 37,812 shares at an exercise price of $4.56 per share. The number of shares were then adjusted to 47,365 at an exercise price of $3.17 per share due to stock splits and stock dividends. Warrants for 7,877 and 39,387 shares of stock were still outstanding as of March 31, 2002 and 2001, respectively. During the fiscal year ended March 31, 2003, all remaining warrants were exercised.

Stock Option and Incentive Plans - The Company may award options for a maximum of 595,125 as restated, of authorized common stock to certain officers and key employees under the 1995 Stock Option and Incentive Plan. Options are granted at no less than fair market value and may or may not vest immediately upon issuance based on the terms established by the Board of Directors. Options are generally exercisable within one to five years from date of grant and expire after ten years.

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-

Note 14 - Stockholders' Equity (Continued)

                              Shares of Common Stock
                             ------------------------    Weighted Average of
                             Available for     Under      Exercise Price of
                             Option/Award       Plan      Shares Under Plan
                             ------------     -------     ------------------
Balance, March 31, 2002           25,638      586,982
  Authorized                           -            -
  Granted                        (33,000)      33,000      $ 10.66 - 14.625
  Exercised                            -     (148,652)     $  4.19 - 14.625
  Lapsed                          15,922      (15,922)     $  4.19 - 14.625
  Expired                            (12)           -
                                 -------     --------
Balance, March 31, 2003            8,548      455,408
  Authorized                           -            -
  Granted                         (1,000)       1,000      $   14.485
  Exercised                            -     (146,888)     $  4.19 - 14.625
  Lapsed                           2,055       (2,055)     $  4.19 - 14.625
  Expired                             (8)           -
                                 -------     --------
Balance, March 31, 2004            9,595      307,465
                                 =======     ========

                       Options Outstanding              Options Exercisable
               ------------------------------------  -----------------------
                              Weighted
                              Average      Weighted
   Range of                   Remaining    Average                 Average
   Exercise       Number     Contractual   Exercise     Number     Exercise
    Prices     Outstanding      Life        Price    Exercisable    Price
  ----------   -----------   -----------   --------  -----------  ---------
 $ 5 to $ 10     273,465     4.842 years    $ 7.75     240,945     $ 7.91
 $10 to $ 15      34,000     8.068 years     11.75       8,251     $11.66

At March 31, 2004, 317,060 shares of common stock were reserved for issuance pursuant to stock plans and options.

Note 15 - Earnings Per Share

The numerators and denominators of basic and diluted earnings per share are as follows:

                                      2004          2003          2002
                                  -----------    -----------  -----------
Net income (numerator)            $12,866,368    $12,139,871   10,053,957
Shares used in the calculation
 (denominators)
  Basic earnings per weighted
   average share outstanding       10,480,785     10,674,506   10,921,233
  Effect of dilutive stock
   options                            205,260        190,463      145,822
                                  -----------    -----------  -----------
  Diluted shares                   10,686,045     10,864,969   11,067,055
                                  ===========    ===========  ===========

Basic earnings per share          $      1.23    $      1.14  $       .92
                                  ===========    ===========  ===========

Diluted earnings per share        $      1.20    $      1.12  $       .91
                                  ===========    ===========  ===========

At March 31, 2004, 2003, and 2002, there were options to purchase 307,465, 455,408, and 586,982 shares of common stock outstanding. At March 31, 2004, 2003, and 2002, all options to purchase shares of common stock were included in the diluted net income per share calculation.

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-

Note 16 - Commitments And Contingencies

Employment Agreement - The Company has entered into a four-year employment agreement with the Company's president at an amount approximating his current level of compensation. In the event of specified termination of the president's employment following a change in control of the Company (as defined), the agreement provides the president with severance payments of up to 2.99 times his annual compensation plus continuation of certain benefits.

Purchase Commitments - As of March 31, 2004, the Bank had a purchase commitment outstanding of approximately $1,200,000 to purchase a full service office and regional facility in Everett, Washington, which will replace the Company's existing Everett office.

Long-Term Lease Commitments - The Company has entered into lease agreements for certain parcels of land and branch offices. Future noncancelable lease payments under these agreements are as follows for the years ending March 31:

                  2005                    $  204,402
                  2006                       162,090
                  2007                       164,988
                  2008                       136,744
                  2009                        34,654
               Thereafter                    130,171
                                          ----------
                                          $  833,049
                                          ==========

Rent expense charged to operations was $248,661, $162,440, and $151,169 for the years ending March 31, 2004, 2003, and 2002.

CBS Conversion Agreement - Subsequent to year end, the Company entered into a 5 year service agreement with a third party processor for account processing services, development services, and software products. Included in this agreement are system conversion services, for which the third party processor will bill the Company on a monthly basis, as services are used and products installed.

Note 17 - Related Party Transactions

Certain directors, executive officers, and principal stockholders are Bank customers and have had banking transactions with the Bank. All loans and commitments to loan included in such transactions were made in compliance with applicable laws on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present any other unfavorable features.

The aggregate balances and activity during 2004, 2003 and 2002 are as follows and were within regulatory limitations:

                                     2004           2003           2002
                                 ------------   ------------   ------------
Balance, beginning of year       $ 19,851,634   $ 19,846,801   $ 11,935,707
New loans or advances               7,572,429     16,750,744     13,753,750
Repayments                        (11,733,810)   (16,745,911)    (5,842,656)
                                 ------------   ------------   ------------
Balance, end of year             $ 15,690,253   $ 19,851,634   $ 19,846,801
                                 ============   ============   ============
Interest earned on loans         $  1,080,891   $  1,372,680   $  1,095,527
                                 ============   ============   ============

Deposits from related parties totaled approximately $1,663,000 and $1,625,000 at March 31, 2004 and 2003, respectively.

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-

Note 18 - Significant Group Concentrations of Credit Risk

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

Note 19 - Financial Instruments

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at March 31, 2004.

The Bank has not been required to perform on any financial guarantees and has not incurred any losses on its commitments for the years ended March 31 2004, 2003 and 2002.

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding at March 31:

                                         2004               2003
                                      -----------       -----------
Commitments to extend credit          $80,275,294       $58,878,487
Credit card arrangements                7,991,317         7,385,414
Standby letters of credit               2,058,818         1,263,217


Note 20 - Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of the following classes of financial instruments:

Cash Equivalents, Interest-bearing Deposits, and Loans Held-for-Sale - Due to the relatively short period of time between the origination of these instruments and their expected realization, the carrying amount is estimated to approximate market value.

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-

Note 20 - Disclosures About Fair Value of Financial Instruments (Continued)

Investment and Mortgage-Backed Securities   Fair values are based on quoted
market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Federal Home Loan Bank ("FHLB") Stock - FHLB Stock is carried at $100 par value. This investment is considered restricted, as a minimum investment must be maintained in order to obtain borrowing commitments from FHLB. The Company may redeem its investment only at par value, which is used as the estimated market value.

Loans Receivables - For certain homogeneous categories of loans, such as those written to Federal Home Loan Mortgage Corporation ("FHLMC") standards, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

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

The carrying amounts and estimated fair values of the Bank's financial instruments at March 31, 2004 and 2003 are as follows:

                                   2004                       2003
                       --------------------------  --------------------------
                         Carrying                    Carrying
                          Amount      Fair Value      Amount      Fair Value
                       ------------  ------------  ------------  ------------
Financial Assets
  Cash and cash
   equivalents         $ 18,431,964  $ 18,431,964  $ 15,083,505  $ 15,083,505
  Investment
   securities            85,553,316    85,584,171    74,930,093    74,962,821
  Mortgage-backed
   securities            29,303,847    29,413,403    40,714,281    40,904,935
  Interest-bearing
   deposits              20,767,398    20,767,398    59,929,418    59,929,418
  Federal Home Loan
   Bank stock             7,014,900     7,014,900     6,638,500     6,638,500
  Loans receivable      658,226,144   665,897,087   582,269,145   590,991,597
  Loans held-for-sale     1,333,500     1,333,500     2,838,300     2,838,300
  Accrued interest and
   dividends receivable   4,032,007     4,032,007     4,620,466     4,620,466

Financial Liabilities
  Demand and savings
   deposits             295,308,067   295,308,067   258,481,374   258,481,374
  Time deposits         374,951,151   380,778,241   388,240,786   396,849,780
  Accounts payable and
   other liabilities      8,011,206     8,011,206     7,761,614     7,761,614
  Accrued interest
   payable                  290,555       290,555       286,863       286,863
  Other borrowed funds   67,468,842    69,275,192    53,762,740    55,720,840

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-

Note 21 - Parent Company (Only) Financial information

                                                  In Thousands
                                         -----------------------------
                                            2004                2003
                                         ---------           ---------
Condensed balance sheet at March 31:
  Cash                                   $      28                 458
  Investment in Bank                       109,457             106,029
  Other assets                               1,148               1,000
                                         ---------           ---------
                                         $ 110,633           $ 107,487
                                         =========           =========

  Other liabilities                      $   1,326           $   1,243
  Stockholders' equity                     109,307             106,244
                                         ---------           ---------
                                         $ 110,633           $ 107,487
                                         =========           =========

Condensed statement of income for the years ended March 31, 2004 and 2003 and 2002:

                                               In Thousands
                                   ------------------------------------
                                      2004         2003          2002
                                   --------     --------       --------
Income
  Cash dividends from Bank
   subsidiary                      $  9,028     $  9,005       $  7,787
  Interest                                5            6              8
                                   --------     --------       --------
     Total income                     9,033        9,011          7,795
                                   --------     --------       --------
Expenses
  Compensation                          108          105            124
  Other                                 321          330            170
                                   --------     --------       --------
     Total expenses                     429          435            294
                                   --------     --------       --------
Income before equity in
 undistributed income of
 subsidiary and benefit equivalent
 to income taxes                      8,604        8,576          7,501
Benefit equivalent to income taxes       81           84             43
                                   --------     --------       --------
Income before equity in
 undistributed income of subsidiary   8,685        8,660          7,544
Equity in undistributed income of
 subsidiary                           4,181        3,480          2,510
                                   --------     --------       --------
     Net income                    $ 12,866     $ 12,140       $ 10,054
                                   ========     ========       ========

                                      2004         2003          2002
                                   --------     --------       --------
Cash flows from operating
 activities
  Net income                       $ 12,866     $ 12,140       $ 10,054
Adjustments to reconcile net
 income to net cash flows from
 operating activities
  Equity in undistributed income
   of subsidiary                     (4,181)      (3,480)        (2,510)


  Other operating activities           (152)           23           (65)
                                   --------     ---------      --------
     Net cash flows from operating
      activities                     (8,533)       (8,683)        7,479
                                   --------     ---------      --------
Cash flows from investing activities
  Other investing activities             22            22            22
                                   --------     ---------      --------
     Net cash flows from investing
      activities                         22            22            22
                                   --------     ---------      --------
Cash flows from financing activities
  Sale of common stock                  926         1,132           363
  Dividends paid                     (4,458)       (4,126)       (3,870)
  Treasury stock purchased           (5,453)       (5,270)       (3,989)
                                   --------     ---------      --------
     Net cash flows from financing
      activities                     (8,985)       (8,264)       (7,496)
                                   --------     ---------      --------
Net change in cash                     (430)          441             5
Cash, beginning of year                 458            17            12
                                   --------     ---------      --------
Cash, end of year                  $     28     $     458      $     17
                                   ========     =========      ========

                                                       HORIZON FINANCIAL
CORP.
                                                NOTES TO FINANCIAL STATEMENTS
                                               MARCH 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------
-

Note 22 - Selected Quarterly Financial Data (Unaudited)

                                     Year Ended March 31, 2004
                        -----------------------------------------------------
                        1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                        -----------   -----------   -----------   -----------
Interest income         $12,494,587   $12,210,493   $11,978,834   $12,295,700
Interest expense          4,136,452     3,932,265     3,762,912     3,677,728
                        -----------   -----------   -----------   -----------
Net interest income       8,358,135     8,278,228     8,215,922     8,617,972
Provision for loan
 losses                     525,000       500,000       220,000       670,000
Noninterest income        2,031,321     2,458,097     1,440,968     1,951,115
Noninterest expense       4,915,759     5,262,744     5,125,364     4,934,356
                        -----------   -----------   -----------   -----------
Income before provision
 for income tax           4,948,697     4,973,581     4,311,526     4,964,731
Provision for income tax  1,627,357     1,632,861     1,409,485     1,662,464
                        -----------   -----------   -----------   -----------
Net income              $ 3,321,340   $ 3,340,720   $ 2,902,041   $ 3,302,267
                        ===========   ===========   ===========   ===========

Basic earnings per share
 (adjusted for stock
 splits and dividends)  $       .31   $       .32   $       .28   $       .32
                        ===========   ===========   ===========   ===========
Diluted earnings per
 share (adjusted for
 stock splits and
 dividends)             $       .31   $       .31   $       .27   $       .31
                        ===========   ===========   ===========   ===========


                                     Year Ended March 31, 2003
                        -----------------------------------------------------
                        1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                        -----------   -----------   -----------   -----------
Interest income         $12,558,048   $12,625,067   $12,979,617   $12,535,010
Interest expense          5,318,384     5,011,148     4,772,948     4,358,621
                        -----------   -----------   -----------   -----------
Net interest income       7,239,664     7,613,919     8,206,669     8,176,389
Provision for loan
  losses                    300,000       350,000     1,050,000     1,040,000
Noninterest income        1,479,411     1,432,947     2,059,342     1,967,701
Noninterest expense       4,163,790     4,363,950     4,281,989     4,536,230
                        -----------   -----------   -----------   -----------
Income before provision
 for income tax           4,255,285     4,332,916     4,934,022     4,567,860
Provision for income tax  1,401,031     1,421,061     1,624,108     1,504,012
                        -----------   -----------   -----------   -----------
Net income              $ 2,854,254   $ 2,911,855   $ 3,309,914   $ 3,063,848
                        ==========    ===========   ===========   ===========

Basic earnings per share
 (adjusted for stock
 splits and dividends)  $      .27    $       .27   $       .31   $       .29
                        ==========    ===========   ===========   ===========

Diluted earnings per
 share (adjusted for
 stock splits and
 dividends)             $      .26    $       .27   $       .31   $       .28
                        ==========    ===========   ===========   ===========

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

     Not applicable.

Item 9A.  Controls and Procedures
---------------------------------

     (a) Evaluation of Disclosure Controls and Procedures: (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13(a)-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management as of the end of the period covered by this report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Securities and Exchange Act of 1934 is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: In the year ended March 31, 2004, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the Registrant's Proxy Statement is incorporated herein by reference.

     The executive officers of the Corporation and the Bank are as follows:

Name                 Age                      Position
-------------------  ---   --------------------------------------------------
V. Lawrence Evans    57    Chairman of the Board, Chief Executive Officer and
                           President of the Corporation; and Chairman of the Board and Chief Executive Officer of the Bank (1)

Dennis C. Joines     54    President, Chief Operating Officer and Director of
                           the Bank; Executive Vice President and Director of the Corporation

Richard P. Jacobson  41    Vice President and Secretary of the Corporation
and
                           Executive Vice President and Secretary of the Bank

Steve L. Hoekstra    53    Executive Vice President of the Bank

Karla C. Lewis       57    Senior Vice President of the Bank

Kelli J. Holz        35    Vice President of the Corporation and the Bank

A.R. (Gus) Ayala     54    Senior Vice President of the Bank

Tammy D. Barnett     44    Senior Vice President of the Bank
Jane L. VanVoorst    52    Senior Vice President of the Bank

                       (footnote on following page)

------------
(1)  Effective April 23, 2002, Dennis C. Joines, was named President and
Chief
     Operating Officer of Horizon Bank. V. Lawrence Evans, who has served as President of Horizon Bank since 1990 continues to serve as Chairman of the Board and Chief Executive Officer of Horizon Bank and Chairman of
the
     Board, President and Chief Executive Officer of Horizon Financial Corp.

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

     RICHARD P. JACOBSON has worked for the Bank for 17 years and was appointed Vice President/Finance and Corporate Secretary in December 1994. In March 1998, Mr. Jacobson was appointed Senior Vice President of the Bank. In March 2000, he was appointed Executive Vice President of the Bank.

     STEVE L. HOEKSTRA joined the Bank in June, 2002 as Executive Vice President, Commercial Banking. Mr. Hoekstra has 25 years of experience in the local commercial banking industry. Most recently, he led the Bellingham commercial and retail team for Frontier Bank. Prior to that, Mr. Hoekstra was employed for 22 years by SeaFirst/Bank of America, where his titles included Commercial Credit Administrator, Sales Team Leader, Equipment Financing and Leasing Specialist and Dealer Banking.

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

     TAMMY D. BARNETT joined the Bank in 1994. From 1994 to March 2003, she was the Branch Manager of the Burlington office. She was appointed Vice President in March 2002. In March 2003, she was appointed Senior Vice President, and is currently the Bank's Mortgage Loan Operations Manager.

     JANE L. VANVOORST joined Horizon Bank in May, 2002 as Vice President, Consumer Lending Manager. In March 2004, she was appointed Senior Vice President, Retail Sales Manager. Previously, Mrs. VanVoorst was Senior Vice President, District Retail Leader for Key Bank from 1998 to 2002.

     Audit Committee Financial Expert

     The Audit Committee of the Corporation is composed of Directors Fred R. Miller (Chairperson), James A. Strengholt and Robert C. Tauscher. Each member of the Audit Committee is "independent," in accordance with the requirements for companies quoted on The Nasdaq Stock Market. The Corporation's Board of Directors has determined that there is no "audit committee financial expert," as defined in the SEC regulations. The Board believes that the current members of the Audit Committee are qualified to serve based on their experience and background.

     Code of Ethics

     The Board of Directors adopted Codes of Ethics for the Corporation's officers (including its senior financial officers), directors, and employees. The Codes of Ethics require the Corporation's officers, directors, and employees to maintain the highest standards of professional conduct. A copy of the Code of Ethics applicable to the Principal Executive Officer and Senior Financial Officer is attached hereto as Exhibit 14.

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

     Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Corporation's equity compensation plans as of March 31, 2004.

                                                                    (c)
                                                                 Number of
                                                                 securities
                                                                 remaining
                                                               available for
                               (a)                  (b)        future
issuance
                       Number of securities  Weighted-average   under equity
                        to be issued upon     exercise price    compensation

                           exercise of       of outstanding    plans (exclud-
                       outstanding options,      options       ing securities
                            Warrants             warrants        reflected in
Plan category              and rights           and rights        column (a))
----------------------     ----------           ----------        -----------

Equity compensation plans
approved by security
holders:
  Option plan.............   307,465              $ 8.19            9,595

Equity compensation plans
not approved by security
holders...................        --                  --               --

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

Item 14.  Principal Accountant Fees and Services
------------------------------------------------

     The information contained under the section captioned "Independent Auditors" is included in the Corporation's Proxy Statement and is incorporated herein by reference.

                                  PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
 --------------------------------------------------------------------------

     (a)  Exhibits

           3.1    Articles of Incorporation of Horizon Financial, Corp.
                  (incorporated by reference to Exhibit 3.1 to the
                  Registrant's Current Report on Form 8-K dated October 13,
                  1995)
           3.2    Bylaws of Horizon Financial Corp. (incorporated by
reference
                  to Exhibit 3.2 to the Registrant's Current Report on Form
                  8-K dated October 13, 1995)
           10.1   Amended and Restated Employment Agreement with V. Lawrence
                  Evans (incorporated by reference to the Registrant's Annual
                  Report on Form 10-K for the year ended March 31, 1996)
           10.2   Deferred Compensation Plan (incorporated by reference to
the
                  Registrant's Annual Report on Form 10-K for the year ended
                  March 31, 1996)
           10.3   1986 Stock Option and Incentive Plan (incorporated by
                  reference to Exhibit 99.1 to the Registrant's Registration
                  Statement on Form S-8 (File No. 33-99780))
           10.4   1995 Stock Option Plan (incorporated by reference to
Exhibit
                  99.2 to the Registrant's Registration Statement on Form S-8
                  (File No. 33-99780))
           10.5   Bank of Bellingham 1993 Employee Stock Option Plan
                  (incorporated by reference to Exhibit 99 to the
Registrant's
                  Registration Statement on Form S-8 (File No. 33-88571))
           10.6   Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K
for
                  the year ended March 31, 2002)
           10.7   Severance Agreement with Richard P. Jacobson (incorporated by reference to the Registrant's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2002)
           10.8   Severance Agreement with Steve Hoekstra (incorporated by
                  reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
           14     Code of Ethics
           21     Subsidiaries of the Registrant
           23     Consent of Independent Auditors
           31.1   Certification of Chief Executive Officer Pursuant to
Section
                  302 of the Sarbanes-Oxley Act
           31.2   Certification of Chief Financial Officer Pursuant to
Section
                  302 of the Sarbanes-Oxley Act
           32     Certification of Chief Executive Officer and Chief
Financial
                  Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

     (b)  Reports on Form 8-K

          A Current Report on Form 8-K was filed on January 26, 2004 to report the Corporation's earnings for the quarter ended December 31, 2003.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HORIZON FINANCIAL CORP.

Date:  June 11, 2004             By:  /s/ V. Lawrence Evans
                                      ---------------------------------------
                                      V. Lawrence Evans
                                      Chairman of the Board, Chief Executive
                                      Officer, and President
                                      (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/V. Lawrence Evans                  By:  /s/Robert C. Diehl
     ----------------------------               ----------------------------
     V. Lawrence Evans                          Robert C. Diehl
     Chairman of the Board, Chief Executive     Director
     Officer, and President

     Date:  June 11, 2004                       Date:  June 11, 2004

By:  /s/ Richard P. Jacobson               By:  /s/Fred R. Miller
      ----------------------------               ----------------------------
     Richard P. Jacobson                        Fred R. Miller
     Principal Financial Officer                Director

     Date:  June 11, 2004                  Date:  June 11, 2004

By:  /s/ Dennis C. Joines                  By:  /s/ James A. Strengholt
     ----------------------------               ----------------------------
     Dennis C. Joines                           James A. Strengholt
     President, Chief Operating Officer         Director
     and Director of Horizon Bank, and
     Executive Vice President and
     Director of Horizon Financial Corp.

     Date:  June 11, 2004                  Date:  June 11, 2004

By:  /s/Kelli J. Holz                      By:  /s/Robert C. Tauscher
     ----------------------------               ----------------------------
     Kelli J. Holz                              Robert C. Tauscher
     Principal Accounting Officer               Director

     Date:  June 11, 2004                  Date:  June 11, 2004

By:  /s/ Richard R. Haggen                 By:  /s/Gary E. Goodman
     ----------------------------               ----------------------------
     Richard R. Haggen                          Gary E. Goodman
     Director                                   Director

     Date:  June 11, 2004                  Date:  June 11, 2004

                                Exhibit 14

                              Code of Ethics

                         Horizon Financial Corp.
              Code of Ethics for Principal Executive Officer
                      And Senior Financial Officers

Introduction

The business of Horizon Financial Corp. ("Horizon") is built on trust. Our stockholders, customers and employees depend upon our honesty and integrity. Accordingly, the Board of Directors of Horizon has adopted this Code of Ethics ("Code") to express a code of conduct applicable to our Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, Chief Financial Officer, Controller, and Investor Relations Manager (collectively, the "Senior Financial Officers"). This Code does not constitute a new set of requirements to which the Senior Financial Officers must adhere, but simply reduces to writing the behavior that has always been required of the Senior Financial Officers. The Code sets forth certain standards for the guidance of the Senior Financial Officers.

The Code should be considered as illustrative, but not regarded as all-inclusive. The Senior Financial Officers are also subject to Horizon's Code of Ethics applicable to all officers and employees.

Honest and Ethical Conduct

Each Senior Financial Officer must act honestly and ethically. Senior Financial Officers should also promote honest and ethical behavior within Horizon.

Acting honestly and ethically includes the duty to avoid actual or apparent conflicts of interest. A conflict of interest may arise when personal or financial interest is adverse to, or appears adverse to, the interests of Horizon. In those cases where personal interests do exist, or may appear to exist, the officer or employee in question should disqualify himself or herself and permit other members of our staff to handle the transaction.

Each Senior Financial Officer should report to the Audit Committee of the Board of Directors any material transaction or relationship that reasonably could be expected to result in a conflict of interest.

In addition to the duty to avoid conflicts of interest, Senior Financial Officers must treat confidential information properly. All information obtained by virtue of employment with Horizon should be held in strictest confidence. Confidential information must not be disclosed to anyone except as required for business transactions or as required by law. When confidential information is disclosed, it must be done in a manner that does not risk violating confidentiality.

Preparation of Public Documents

Each Senior Financial Officer must ensure that all public documents and documents filed with the Securities and Exchange Commission, NASDAQ, or other regulatory bodies, which he or she is involved in preparing or reviewing contain full, fair, accurate, timely and understandable disclosure. In order to ensure this, the Senior Financial Officers must maintain the skills relevant to Horizon's needs. The Senior Financial Officers are also responsible for establishing and maintaining appropriate disclosure controls and procedures and internal controls.

Compliance with Laws, Rules and Regulations

Each Senior Financial Officer must comply with all local, state and federal laws, rules and regulations. Any Senior Financial Officer engaged in activities found to be in conflict with and against these laws, rules and regulations will be subject to disciplinary action, up to and including termination of employment.

Administration of the Code

Any violation or suspected violation of this Code of Ethics must be promptly reported to the Audit Committee of the Board of Directors. Violators of the Code may be subject to disciplinary action, up to and including termination of employment. Questions regarding the Code and requests for a waiver from the Code should be brought to the Audit Committee. The Audit Committee will administer the Code and will make periodic reports to the Board of Directors, as necessary. This Code of Ethics shall be publicly available. Changes to, and waivers from, the Code shall also be disclosed to the public.

                                 Exhibit 21

                       Subsidiaries of the Registrant



Parent
------

Horizon Financial Corp.

                                                          Jurisdiction
                                     Percentage            or State of
Subsidiaries (a)                    of Ownership          Incorporation
------------------                  ------------          -------------

Horizon Bank                            100%               Washington

Westward Financial
  Services, Inc. (b)                    100%               Washington

--------
(a) The operation of the Corporation's wholly owned subsidiaries are included in the Consolidated Financial Statements contained in the Item 8 of this Form 10-K.
(b)  Wholly-owned subsidiary of Horizon Bank.

                                Exhibit 23

                      Consent of Independent Auditors

                     CONSENT OF INDEPENDENT AUDITOR'S


We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-99780) of Horizon Financial Corp. pertaining to the 1986 Stock Option and Incentive Plan, and the 1995 Stock Option Plan; and the Registration Statement on Form S-8 (No. 333-88571) pertaining to the Bank of Bellingham 1993 Employee Stock Option Plan; of our report dated April 16, 2004, appearing in the Annual Report on Form 10-K of Horizon Financial Corp., which is incorporated by reference in Horizon Financial Corp.'s Annual Report on Form 10-K for the year ended March 31, 2004.


/s/Moss-Adams LLP

Bellingham, Washington
June 9, 2004

                                Exhibit 31.1

                          Certification Required
     by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, V. Lawrence Evans, certify that:

1.   I have reviewed this annual report on Form 10-K of Horizon Financial
     Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the
     statements made, in light of the circumstances under which such state-ments were made, not misleading with respect to the period covered by this report;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the
registrant
     and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the
         effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 11, 2004

                                      /s/V. Lawrence Evans
                                      --------------------------------------
                                      V. Lawrence Evans
                                      Chief Executive Officer and President

                               Exhibit 31.2

                          Certification Required
     by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Richard P. Jacobson, certify that:


1.   I have reviewed this annual report on Form 10-K of Horizon Financial
     Corp.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the
     statements made, in light of the circumstances under which such state-ments were made, not misleading with respect to the period covered by this report;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the
registrant
     and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the
         effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 11, 2004



                                       /s/Richard P. Jacobson
                                       -------------------------------------
                                       Richard P. Jacobson
                                       Chief Financial Officer

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

/s/V. Lawrence Evans                       /s/Richard P. Jacobson
-----------------------------------        ------------------------------
V. Lawrence Evans                          Richard P. Jacobson
Chief Executive Officer                    Chief Financial Officer

Dated: June 11, 2004