Form 10-Q
period 2004-06-30
HORIZON FINANCIAL CORP
filed 2004-08-05
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                                 (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

                 For the quarterly period ended June 30, 2004

                                     OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

      For the transition period from                 to
                                     ---------------    ----------------

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

                                 YES   X   NO
                                    -------   -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES   X   NO
                                    -------   -------

As of June 30, 2004, 10,303,013 common shares, $1.00 par value, were outstanding.

                             HORIZON FINANCIAL CORP.

INDEX                                                                PAGE
-----                                                                ----

PART 1        FINANCIAL INFORMATION

Item 1        Financial Statements

              Consolidated Statements of Financial Position           3

              Consolidated Statements of Income                       4

              Consolidated Statements of Stockholders' Equity         5

              Consolidated Statements of Cash Flows                   6

              Notes to Consolidated Financial Statements             7-8

Item 2        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                 9-14

Item 3        Quantitative and Qualitative Disclosures About
                 Market Risk                                          14

Item 4        Controls and Procedures                                 14

PART II       OTHER INFORMATION

Item 1        Legal Proceedings                                       15

Item 2        Changes in Securities, Use of Proceeds, and
                 Issuer Purchases of Equity Securities                15

Item 3        Defaults Upon Senior Securities                         15

Item 4        Submission of Matters to a Vote of  Security Holders    15

Item 5        Other Information                                       15

Item 6        Exhibits and Reports on Form 8-K                        15


                 SIGNATURES                                           16

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)

                             HORIZON FINANCIAL CORP.
                 Consolidated Statements of Financial Position

                                    ASSETS

                                                     June 30,     March 31,
                                                       2004         2004
                                                   (unaudited)
                                                  ------------  ------------
Cash and cash equivalents                         $ 17,888,032  $ 18,431,964
Interest-bearing deposits                           10,421,232    20,767,398
Investment securities
  Available-for-sale                                83,756,442    85,183,872
  Held-to-maturity                                     369,482       369,444
Mortgage-backed securities
  Available-for-sale                                22,718,625    27,759,813
  Held-to-maturity                                   1,398,013     1,544,034
Federal Home Loan Bank Stock                         7,084,600     7,014,900
Loans receivable, net of allowance of loan
 losses of $10,534,187 at June 30 and
 $10,121,532 at March 31                           690,508,898   658,226,144
Loans held for sale, at fair value                   3,277,670     1,333,500
Accrued interest and dividends receivable            3,988,689     4,032,007
Bank premises and equipment, net                    18,784,627    17,193,671
Deferred income tax receivables                      1,595,590       831,123
Real estate owned                                       63,432        63,432
Other assets                                        15,687,434    16,124,579
                                                  ------------  ------------

TOTAL ASSETS                                      $877,542,766  $858,875,881
                                                  ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                          $679,918,924  $670,259,218
Accounts payable and other liabilities               5,847,769     8,301,761
Other borrowed funds                                79,832,863    67,468,842
Advances by borrowers for taxes and insurance          195,879       416,899
Income tax currently payable                         2,403,061     1,375,274
Deferred compensation                                1,765,445     1,746,894
                                                  ------------  ------------
     Total liabilities                             769,963,941   749,568,888
                                                  ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value,
   10,000,000 shares, authorized; none issued
   or outstanding                                            -             -
  Common stock, $1 par value, 30,000,000 shares
   authorized; 10,303,013 and 10,405,331 issued and
   outstanding, respectively                        10,303,013    10,405,331
  Additional paid-in capital                        56,336,087    56,893,824
  Retained earnings                                 37,460,871    36,925,836
  Unearned ESOP shares                                (144,205)     (144,205)
  Accumulated other comprehensive income,
   net of tax                                        3,623,059     5,226,207
                                                  ------------  ------------
     Total stockholders' equity                    107,578,825   109,306,993
                                                  ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $877,542,766  $858,875,881
                                                  ============  ============

                 (See Notes to Consolidated Financial Statements)

                             HORIZON FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                      Three months ended
                                                            June 30,
                                                        2004        2003
                                                    -----------  -----------

INTEREST INCOME
  Interest on loans                                 $11,065,554  $11,054,413
  Interest on investments and mortgage-backed
   securities                                         1,112,656    1,440,174
                                                    -----------  -----------
     Total interest income                           12,178,210   12,494,587
                                                    -----------  -----------

INTEREST EXPENSE
  Interest on deposits                                3,142,172    3,572,455
  Interest on other borrowings                          589,050      563,997
                                                    -----------  -----------
     Total interest expense                           3,731,222    4,136,452
                                                    -----------  -----------
     Net interest income                              8,446,988    8,358,135

PROVISION FOR LOAN LOSSES                               300,000      525,000
                                                    -----------  -----------
     Net interest income after provision for
      loan losses                                     8,146,988    7,833,135
                                                    -----------  -----------

NONINTEREST INCOME
  Service fees                                          844,418      738,189
  Other                                                 262,162      492,134
  Net gain on sales of loans - servicing released       335,104      794,535
  Net gain on sales of loans - servicing retained         9,983        2,115
  Net gain on sale of investment securities             317,311        4,348
                                                    -----------  -----------
     Total noninterest income                         1,768,978    2,031,321
                                                    -----------  -----------

NONINTEREST EXPENSE
  Compensation and employee benefits                  3,010,924    2,779,136
  Building occupancy                                    642,506      605,572
  Other expenses                                      1,178,639    1,236,566
  Data processing                                       192,478       82,349
  Advertising                                           189,274      212,136
                                                    -----------  -----------
     Total noninterest expense                        5,213,821    4,915,759
                                                    -----------  -----------

NET INCOME BEFORE PROVISION FOR INCOME TAX            4,702,145    4,948,697

PROVISION FOR INCOME TAX                              1,427,787    1,627,357
                                                    -----------  -----------

NET INCOME                                          $ 3,274,358  $ 3,321,340
                                                    ===========  ===========

BASIC EARNINGS PER SHARE                               $  .32       $  .31
                                                       ======       ======

DILUTED EARNINGS PER SHARE                             $  .31       $  .31
                                                       ======       ======


                  (See Notes to Consolidated Financial Statements)

                                         HORIZON FINANCIAL CORP.
                            Consolidated Statements of Stockholders' Equity
                                Three Months Ended June 30, 2004 and 2003
                                               (unaudited)

                                                                                        Accumu-
                                                                                        lated
                                                                                        Other
                            Common Stock                                                Compre-
                       ---------------------    Additional                Unearned      hensive   Treasury
                        Number of                 Paid-In     Retained      ESOP        Income      Stock
                         Shares       At Par      Capital     Earnings     Shares       (Loss)     at Cost
                       ---------  -----------  -----------  -----------  ---------   ----------  ----------
BALANCE, March 31,
 2003                 10,550,113  $10,550,113  $57,352,824  $32,527,963  $(216,309) $ 6,028,927   $       -
Comprehensive income
 Net income                    -            -            -    3,321,340          -            -           -
 Other comprehensive
  income
  Change in unrealized
   gains on available-
   for-sale securities,
   net of tax of $25,188       -            -            -            -          -       48,894           -
  Total other compre-
   hensive income              -            -            -            -          -            -           -
  Comprehensive income         -            -            -            -          -            -           -
Cash dividends on
 common stock at
 $.12/share                    -            -            -   (1,262,550)         -            -
Stock options exercised   37,301       37,301      250,919            -          -            -           -
Dividend reinvestment
 plan                      9,593        9,593      142,456            -          -            -           -
Treasury stock purchased       -            -            -            -          -            -  (1,249,149)
Retirement of treasury
 stock                   (77,300)     (77,300)    (440,687)    (731,162)         -            -   1,249,149
                      ----------  -----------  -----------  -----------  ---------  -----------  ----------
BALANCE, June 30,
 2003                 10,519,707  $10,519,707  $57,305,512  $33,855,591  $(216,309) $ 6,077,821  $        -
                      ==========  ============ ===========  ===========  =========  ===========  ==========

BALANCE, March 31,
 2004                 10,405,331  $10,405,331  $56,893,824  $36,925,836  $(144,205) $ 5,226,207  $        -
Comprehensive income
 Net income                    -            -            -    3,274,358          -            -           -
 Other comprehensive
  income
  Change in unrealized
   losses on available-
   for-sale securities,
   net taxes (benefit)
   of $(825,864)               -            -            -            -          -   (1,603,148)          -
  Total other compre-
   hensive income              -            -            -            -          -            -           -
Comprehensive income           -            -            -            -          -            -           -
Cash dividends on common
 stock at $.13/sh              -            -            -   (1,338,923)         -            -           -
Stock options exercised   23,079       23,079      157,151            -          -            -           -
Treasury stock purchased       -            -            -            -          -            -  (2,240,685)
Retirement of treasury
 stock                  (125,397)    (125,397)    (714,888)  (1,400,400)         -            -   2,240,685
                      ----------  -----------  -----------  -----------  ---------  -----------  ----------

BALANCE, June 30,
 2004                 10,303,013  $10,303,013  $56,336,087  $37,460,871  $(144,205) $ 3,623,059  $        -
                      ==========  ============ ===========  ===========  =========  ===========  ==========

                                  (See Notes to Consolidated Financial Statements)


                                                    Total
                            Stockholders'        Comprehensive
                               Equity               Income
                            ------------        --------------

BALANCE, March 31,
 2003                       $106,243,518
Comprehensive income
 Net income                    3,321,340         $ 3,321,340
 Other comprehensive
  income
  Change in unrealized
   gains on available-
   for-sale securities,
   net of tax of $25,188          48,894              48,894
                                                 -----------
  Total other compre-
   hensive income                      -              48,894
                                                 -----------
  Comprehensive income                 -         $ 3,370,234
                                                 ===========
Cash dividends on
 common stock at
 $.12/share                   (1,262,550)
Stock options exercised          288,220
Dividend reinvestment
 plan                            152,049
Treasury stock purchased      (1,249,149)
Retirement of treasury
 stock                                 -
                            ------------
BALANCE, June 30,
 2003                       $107,542,322
                            ============

BALANCE, March 31,
 2004                       $109,306,993
Comprehensive income
 Net income                    3,274,358         $ 3,274,358
 Other comprehensive
  income
  Change in unrealized
   losses on available-
   for-sale securities,
   net taxes (benefit)
   of $(825,864)              (1,603,148)         (1,603,148)
                                                 -----------
  Total other compre-
   hensive income                      -          (1,603,148)
                                                 -----------
Comprehensive income                   -         $ 1,671,210
                                                 ===========
Cash dividends on common
 stock at $.13/sh             (1,338,923)
Stock options exercised          180,230
Treasury stock purchased      (2,240,685)
Retirement of treasury
 stock                                 -
                            ------------

BALANCE, June 30,
 2004                       $107,578,825
                            ============

                               (See Notes to Consolidated Financial Statements)


                             HORIZON FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       Three Months Ended
                                                            June 30,
                                                        2004        2003
                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $ 3,274,358  $ 3,321,340
Adjustments to reconcile net income to net
cash provided by operating activities
  Depreciation and amortization                          40,715      507,909
  Stock dividends - Federal Home Loan Bank stock        (69,700)    (110,400)
  Provision for loan losses                             300,000      525,000
Changes in assets and liabilities
  Accrued interest and dividends receivable              43,318      369,622
  Interest payable                                          990      (13,322)
  Net change in loans held for sale                  (1,944,170)  (3,566,816)
  Federal income tax (receivable) payable             1,027,787    1,427,357
  Other assets                                          437,145      317,152
  Other liabilities                                  (2,695,695)   3,865,837
                                                    -----------  -----------
    Net cash flows from operating activities            414,748    6,643,679
                                                    -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in interest-bearing deposits, net       10,346,166   31,601,663
  Purchases of investment securities -
   available-for-sale                                (9,285,000)  (7,359,977)
  Proceeds from sales and maturities of
   investment securities - available-for-sale         8,597,946    3,604,301
  Purchases of mortgage-backed securities -
   available-for-sale                                         -  (11,300,000)
  Proceeds from maturities of mortgage-backed
   securities - available-for-sale                    4,788,058    4,410,858
  Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                        145,983      491,655
  Net change in loans                               (32,339,670) (19,308,387)
  Purchases of bank premises and equipment           (1,874,755)  (1,072,218)
  Net change in other real estate owned                       -      919,039
                                                    -----------  -----------
    Net cash flows from investing activities        (19,621,272)   1,986,934
                                                    -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                              9,659,706   (3,071,111)
  Advances from other borrowed funds                 19,364,021     (620,155)
  Repayments of other borrowed funds                 (7,000,000)           -
  Common stock issued, net                              180,230      304,684
  Cash dividends paid                                (1,300,680)  (1,077,863)
  Treasury stock purchased                           (2,240,685)  (1,249,149)
                                                    -----------  -----------
    Net cash flows from financing activities         18,662,592   (5,713,594)
                                                    -----------  -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                (543,932)   2,917,019

CASH AND CASH EQUIVALENTS, beginning of period       18,431,964   15,083,505
                                                    -----------  -----------

CASH AND CASH EQUIVALENTS, end of period            $17,888,032  $18,000,524
                                                    ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest          $ 3,730,232  $ 4,149,733
                                                    ===========  ===========
  Cash paid during the period for income tax        $   400,000  $   200,000
                                                    ===========  ===========

               (See Notes to Consolidated Financial Statements)

                          HORIZON FINANCIAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED JUNE 30, 2004
                                (unaudited)


NOTE 1 -

Basis of Presentation
---------------------


     The consolidated financial statements as of and for the three months ended June 30, 2004, include the accounts of Horizon Financial Corp. (the Corporation), Horizon Bank (the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. annual report for the year ended March 31, 2004.


Reclassification
----------------


     Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.


Net Income Per Share
--------------------


     Basic earnings per share (EPS) for the three months ended June 30, 2004 and 2003 are calculated on the basis of 10,360,624 and 10,551,570 weighted average shares outstanding. Diluted EPS for the three months ended June 30, 2004 and 2003 are calculated on the basis of 10,524,783 and 10,770,467 weighted average shares outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options and warrants under the treasury stock method.

Stock Options
-------------

     The Corporation recognizes the financial effects of stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). Generally, stock options are issued at a price equal to the fair value of the Company's stock as of the grant date.

     Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Corporation's financial statements. Disclosures required by Statement of Financial Accounting Standard No. 123 Accounting for Stock-Based Compensation, as amended are as follows:


Pro forma disclosures:


                                            For the quarter ended June 30,
                                                 2004           2003
                                             ----------      ----------
Net income as reported                       $3,274,358      $3,321,340
Additional compensation for fair value
 of stock options                               (11,932)        (27,324)
                                             ----------      ----------
Pro forma net income                         $3,262,426      $3,294,016
                                             ==========      ==========

Earnings per share

Basic

  As reported                                   $   .32         $   .31
                                                =======         =======
  Pro forma                                     $   .31         $   .31
                                                =======         =======

Diluted

  As reported                                   $   .31         $   .31
                                                =======         =======
  Pro forma                                     $   .31         $   .31
                                                =======         =======

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

Forward Looking Statements
--------------------------

     Management's Discussion and Analysis and other portions of this report contain certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor provisions of said Act with respect to all "forward looking statements." The Corporation has used "forward looking statements" to describe future plans and strategies, including expectations of its potential future financial results. Management's ability to predict results or the effect of future plans and strategies is inherently uncertain. Factors that could affect results include, but are not limited to: the future level of interest rates, loan demand, industry trends, general economic conditions, loan delinquency rates, and changes in state and federal regulations. These factors should be considered when evaluating the "forward looking statements" and undue reliance should not be placed on such statements.

General
-------

     Horizon Financial Corp. was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank, effective October 13, 1995. Effective June 19, 1999, the Corporation completed the acquisition of Bellingham Bancorporation, whose wholly-owned subsidiary, Bank of Bellingham, was merged with and into Horizon Bank. At June 30, 2004, the Corporation had total assets of $877.5 million, total deposits of $679.9 million and total equity of $107.6 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth herein, including the consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

     The Bank was organized in 1922 as a Washington State chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979, the Bank converted to a Washington State chartered mutual savings bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). On August 12, 1986, the Bank converted to a state chartered stock savings bank under the name "Horizon Bank, a savings bank". The Bank became a member of the Federal Home Loan Bank
(FHLB) of Seattle in December 1998. Effective March 1, 2000, the Bank changed its name to its current title, "Horizon Bank".

     The Bank's operations are conducted through 16 full-service office facilities, located in Whatcom, Skagit and Snohomish counties in Northwest Washington. The acquisition of Bellingham Bancorporation increased the Corporation's and the Bank's presence in Whatcom County. During fiscal 2000, the Bank purchased a bank site in Marysville. In fiscal 2002, the Bank acquired a bank site in Lynnwood, Washington, which was remodeled and opened for business in March 2003. The Bank opened commercial banking/loan centers in Bellingham, Snohomish and Everett and expanded its operations in Burlington during the first quarter of fiscal 2004. In June 2004, the Bank purchased a building that was formerly occupied by another bank in the city of Lakewood, located in Pierce County, just south of Tacoma. The estimated opening for the Lakewood office is January 2005. Future plans for the Bank include the opening of a full service office in Marysville during fiscal 2005 and a full service office in Everett during fiscal 2006, which will replace the Bank's existing Everett office.

     The Corporation's results of operations depend primarily on revenue generated as a result of its net interest income and non-interest income. Net interest income is the difference between the interest income the Corporation earns on its interest-earning assets (consisting primarily of loans and investment securities) and the interest the Corporation pays on its interest-bearing liabilities (consisting primarily of customer savings and money market accounts, time deposits and borrowings). Non-interest income consists primarily of service charges on deposit and loan accounts, gains on the sale of loans and investments, and loan servicing fees. The Corporation's results of operations are also affected by its provisions for loan losses and other expenses. Other expenses consist primarily of non-interest expense, including compensation and benefits, occupancy, equipment, data processing, marketing, automated teller machine costs and, when applicable, deposit insurance premiums. The Corporation's results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

     The primary business of the Bank is to acquire funds in the form of deposits and wholesale funds, and to use the funds to make commercial, consumer, and real estate loans in its primary market area. In addition, the Bank invests in a variety of investment grade securities including, but not necessarily limited to U.S. Government and federal agency obligations, mortgage-backed securities, corporate debt, equity securities, and municipal securities. The Bank intends to continue to fund its assets primarily with retail and commercial deposits, although FHLB advances and other wholesale borrowings may be used as a supplemental source of funds.

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

     The Bank's business strategy is to operate as a well-capitalized, profitable and independent community bank, dedicated to commercial lending, home mortgage lending, consumer lending, small business lending and providing quality financial services to local personal and business customers. The Bank has sought to implement this strategy by: (i) focusing on commercial banking opportunities; (ii) continued efforts towards the origination of residential mortgage loans, including one to four family residential construction loans;
(iii) providing high quality, personalized financial services to individuals and business customers and communities served by its branch network; (iv) selling many of its fixed rate mortgages to the secondary market; (v) focusing on asset quality; (vi) containing operating expenses; and (vii) maintaining capital in excess of regulatory requirements combined with prudent growth.

Financial Condition
-------------------

     Total consolidated assets for the Corporation as of June 30, 2004, were $877,542,766, a 2.2% increase from the March 31, 2004, level of $858,875,881.
This increase in assets was due primarily to the growth in loans receivable, which increased 4.9% to $690,508,898 from $658,226,144 at March 31, 2004. The following is an analysis of the loan portfolio by major type of loans:

                                          June 30,            March 31,
                                            2004                2004
                                        ------------        ------------
First mortgage loans
  1-4 Family                            $172,724,444        $183,622,770
  1-4 Family construction                 78,074,789          75,941,688
  Less participations                    (63,198,787)        (74,278,637)
                                        ------------        ------------
     Net first mortgage loans            187,600,446         185,285,821
Construction and land development         84,639,372          78,273,205
Residential commercial real estate        60,619,970          53,135,324
Non-residential commercial real estate   265,809,598         257,074,876
Commercial loans                          86,407,069          77,960,168
Home equity secured                       27,798,525          26,296,475
Other consumer loans                       5,661,705           6,330,294
                                        ------------        ------------
     Subtotal                            530,936,239         499,070,342
                                        ------------        ------------

                        (table continues on following page)

                                          June 30,            March 31,
                                            2004                2004
                                        ------------        ------------

     Subtotal                            718,536,685         684,356,163
                                        ------------        ------------
Less:
  Undisbursed loan proceeds              (13,204,799)        (11,962,770)
  Deferred loan fees                      (4,288,801)         (4,045,717)
  Allowance for loan losses              (10,534,187)        (10,121,532)
                                        ------------        ------------
                                        $690,508,898        $658,226,144
                                        ============        ============

Net Residential loans                   $174,005,909   25%  $174,345,886   26%
Net Commercial loans                      84,713,083   12%    76,415,588   12%
Net Commercial RE loans                  398,920,508   58%   375,440,228   57%
Net Consumer loans                        32,869,398    5%    32,024,442    5%
                                        ------------  ---   ------------  ---
                                        $690,508,898  100%  $658,226,144  100%
                                        ============  ===   ============  ===

Also contributing to the change in assets was the decline in available for sale (AFS) investment and mortgage-backed securities, which, combined, decreased to $106,475,067 from $112,943,685 at March 31, 2004.

The tables below display the characteristics of the AFS and held to maturity
(HTM) portfolios as of June 30, 2004:

                                                                Estimated
                                    Amortized        Net          Fair
                                      Cost       Gain/(Loss)      Value
                                  ------------   ----------    ------------
AFS Securities
 State and political subdivisions
  and U.S. government agency
  securities                      $ 59,802,660  $  (127,919)   $ 59,674,741
 Marketable equity securities        1,826,862    5,342,051       7,168,913
 Mutual funds                        5,000,000      (50,352)      4,949,648
 Corporate debt securities          11,719,809      243,331      11,963,140
 Mortage-backed securities and
  CMOs                              22,574,856      143,769      22,718,625
                                  ------------   ----------    ------------
  Total available-for-sale
   securities                      100,924,187    5,550,880     106,475,067
                                  ------------   ----------    ------------
HTM Securities
 State and political subdivisions
  and U.S. government agency
  securities                           369,482       20,350         389,832
 Mortgage-backed securities and
  CMOs                               1,398,013      108,552       1,506,565
                                  ------------   ----------    ------------
  Total held-to-maturity
   securities                        1,767,495      128,902       1,896,397
                                  ------------   ----------    ------------
  Total securities                $102,691,682   $5,679,782    $108,371,464
                                  ============   ==========    ============

                                     Maturity Schedule of Securities
                      --------------------------------------------------------
                          Available-For-Sale             Held-To-Maturity
                      ---------------------------     ------------------------
                       Amortized      Estimated       Amortized     Estimated
                          Cost        Fair Value         Cost       Fair Value
                      ------------   ------------     ----------   -----------
Maturities:
  One year            $ 16,131,139   $ 16,392,027     $      481   $      502
  Two to five years     49,867,644     49,941,430      1,461,331    1,542,645
  Five to ten years      7,151,591      7,246,115         69,548       73,978
  Over ten years        20,946,951     20,776,934        236,135      279,272
                      ------------   ------------     ----------   ----------
                        94,097,325     94,356,506      1,767,495    1,896,397
                      ------------   ------------     ----------   ----------

Mutual funds and
 Marketable equity
 securities (liquid)     6,826,862     12,118,561              -            -
                      ------------   ------------     ----------   ----------
Total investment
 securities           $100,924,187   $106,475,067     $1,767,495   $1,896,397
                      ============   ============     ==========   ==========

     Total liabilities also increased slightly to $769,963,941 at June 30, 2004, from $749,568,888 at March 31, 2004. This increase in liabilities was due in large part to the growth in other borrowed funds, which increased 18.3% to $79,832,863 from $67,468,842 at March 31, 2004. The Bank borrowed additional funds from the FHLB to help fund the growth in net loans receivable to $690,508,898. Also contributing to the net change in total liabilities was the slight increase in deposits, to

$679,918,924 from $670,259,218 at March 31, 2004.  The following is an analysis of the deposit portfolio by major type of deposit at June 30, 2004 and March 31, 2004:

                                                     June 30       March 31
                                                  ------------  ------------
Demand deposits
  Savings                                          $40,583,295   $40,526,619
  Checking                                          77,168,014    78,697,106
  Checking (noninterest-bearing)                    52,405,860    44,773,672
  Money Market                                     133,655,295   131,310,670
                                                  ------------  ------------
                                                   303,812,464   295,308,067
                                                  ------------  ------------

Time certificates of deposit
  Less than $100,000                               245,099,406   245,608,118
  Greater than or equal to $100,000                131,007,054   129,343,033
                                                  ------------  ------------
                                                   376,106,460   374,951,151
                                                  ------------  ------------

Total deposits                                    $679,918,924  $670,259,218
                                                  ============  ============

     Stockholders' equity at June 30, 2004 decreased 1.6% to $107,578,825 from $109,306,993 at March 31, 2004. This decrease was due primarily to the decrease in accumulated other comprehensive income to $3,623,059 at June 30, 2004 from $5,226,207 at March 31, 2004. The primary reason for the decline was the decrease in fair market value of various securities in the Bank's portfolio due to rising interest rates. The Corporation remains strong in terms of its capital position, with a stockholder equity-to-assets ratio of 12.3% at June 30, 2004, compared to 12.73% at March 31, 2004.



Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At June 30, 2004, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $71,033,843.

     As of June 30, 2004, the total book value of investments and mortgage-backed securities was $102,691,682 compared to a market value of $108,371,464 with an unrealized gain of $5,679,782. As of March 31, 2004, the total book value of investments and mortgage-backed securities was $106,938,668, compared to a market value of $114,997,574 with an unrealized
gain of $8,058,906.   The Bank foresees no factors that would impair its
ability to hold debt securities to maturity.

     As indicated on the Corporation's Consolidated Statement of Cash Flows, the Bank's primary sources of funds are cash flow from operations, which consist primarily of mortgage loan repayments, deposit increases, loan sales, borrowings and cash received from the maturity or sale of investment securities. The Bank's liquidity fluctuates with the supply of funds and management believes that the current level of liquidity is adequate at this time. If additional liquidity is needed, the Bank's options include, but are not necessarily limited to: 1) selling additional loans in the secondary market; 2) entering into reverse repurchase agreements; 3) borrowing from the FHLB of Seattle; 4) accepting additional jumbo and/or public funds deposits; or 5) accessing the discount window of the Federal Reserve Bank of San Francisco.

     Stockholders' equity as of June 30, 2004 was $107,578,825, or 12.26% of assets, compared to $109,306,993, or 12.73% of assets at March 31, 2004. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of June 30, 2004 was 15.9%, compared to 16.6% as of March 31, 2004. These figures are well above the well-capitalized minimum of 10% set by the FDIC.

     The Corporation has been in various stock buy-back programs since August 1996. In March 2004, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2005 fiscal year, allowing the Corporation to repurchase up to 10% of total shares outstanding, or approximately 1.04 million shares. This marked the Corporation's sixth stock repurchase plan. During the quarter ended June 30, 2004, the Corporation repurchased 125,397 shares at an average price of $17.819.

     Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock contributes to the overall growth of shareholder value. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside of the Corporation's control. The primary factors, however, are market and economic factors such as the price at which the stock is trading in the market, the number of shares available in the market; the attractiveness of other investment alternatives in terms of the rate of return and risk involved in the investment; the ability to increase the value and/or earnings per share of the remaining outstanding shares and the Bank's and the Corporation's liquidity and capital needs and regulatory requirements. Presently, it is management's belief that purchases made under the current Board approved plan will not materially affect the Bank's capital or liquidity position.

Net Interest Income
-------------------

     Net interest income for the three months ended June 30, 2004 increased 1.1% to $8,446,988 from $8,358,135 in the same time period of the previous year. Interest on loans for the quarter ended June 30, 2004 increased slightly to $11,065,554, from $11,054,413. Included in these numbers are $166,381 and $607,739, respectively of deferred fee income recognition as a result of loan paydowns, payoffs, and loans sold from the available for sale mortgage portfolio. Interest and dividends on investments and mortgage-backed securities decreased 22.7% to $1,112,656, from $1,440,174 for the comparable quarter a year ago. This decrease was due to an lower level of investments and mortgage backed securities outstanding at June 30, 2004 of $125,748,394 versus $160,948,273 at June 30, 2003. Total interest income decreased 2.5% to $12,178,210 from $12,494,587 in the comparable period one year ago.

     Total interest paid on deposits decreased 12.0% to $3,142,172 at June 30, 2004 from $3,572,455 at June 30, 2003. This decrease in interest expense is due to an overall decline in interest rates. Interest on borrowings increased to $589,050 during the quarter ended June 30, 2004, compared to $563,997 for the comparable period one year ago. The increased expense in the current year was due to a higher level of borrowings outstanding. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

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

     The provision for loan losses was $300,000 for the quarter ended June 30, 2004 compared to $525,000 for the quarter ended June 30, 2003 This decrease resulted from management's ongoing analysis of changes in loan portfolio composition by collateral categories, overall credit quality of the portfolio, peer group analysis and current economic conditions. The reserve for loan losses was $10,534,187, or 1.53% of net loans receivable at June 30, 2004, compared to $8,768,273, or 1.46% of net loans receivable at June 30 2003. The increased reserve level at June 30, 2004 compared to the June quarter one year ago was due to the continued loan portfolio growth in the higher-risk lending categories of commercial and multi-family construction/permanent loans and business loans during the period, which comprised $483.6 million, or 70.1% of the portfolio at June 30, 2004, versus $402.6 million, or 67.0% at June 30, 2003.

     As of June 30, 2004, there were three loans in the Bank's portfolio over 90 days delinquent and no loans on nonaccrual status. At June 30, 2004 total non-performing loans were $133,030. Real estate owned at June 30, 2004 totaled $63,432. Total non-performing assets represented .02% of total assets at June 30, 2004 compared to $502,412 or .06% of total assets at June 30, 2003.

                                                     As of June 30,
Non-Performing Assets                               2004         2003
                                                  --------     --------

Accruing loans - 90 days past due                 $133,030     $348,764
Non-accrual loans                                        -          346
                                                  --------     --------
Total non-performing loans                         133,030      349,110
Total non-performing loans/net loans                  0.02%        0.06%
Real estate owned                                   63,432      153,302
                                                  --------     --------
Total non-performing assets                        196,462      502,412
                                                  --------     --------
Total non-performing assets/total assets              0.02%        0.06%

Noninterest Income
------------------

     Noninterest income for the three months ended June 30, 2004 decreased 12.9% to $1,768,978 from $2,031,321 for the same time period a year ago. Service fee income increased 14.4% to $844,418 from $738,189. The primary reason for the increase over the prior year was increased deposit related fees due to the growth in deposits outstanding and revisions to the Bank's fee schedules during fiscal 2004. The net gain on the sale of loans servicing released decreased to $335,104 from $794,535 in the comparable period one year ago. The recent low mortgage rate environment was the primary reason for the increased amount in the prior year. The net gain on sales of investment securities increased to $317,311 in the quarter ended June 30, 2004 from $4,348 in the quarter ended June 30, 2003. The gains in the current period were due primarily to the sale of selected common stocks from the AFS investment portfolio. Other non interest income for the quarter decreased 46.7% to $262,162 from $492,134. The primary reason for the increase in the prior period was the recognition of approximately $96,000 in profit from a real estate development project from a joint venture of the Bank's wholly owned subsidiary, Westward Financial Services Corporation and approximately $61,000 recognized in profit on sale of other real estate owned.

Noninterest Expense
-------------------

     Noninterest expense for the three months ended June 30, 2004 increased 6.1% to $5,213,821 from $4,915,759. Compensation and employee benefits increased 8.3% for the quarter ended June 30, 2004 to $3,010,924 from $2,779,136. The increase in compensation and employee benefits was primarily due to the overall growth in employment at the Bank, including key additions to staff as the Bank continues its efforts to enhance its commercial banking expertise. Building occupancy for the quarter ended June 30, 2004 increased 6.1% to $642,506 from $605,572. Data processing expenses increased 133.7% to $192,478 from $82,349. The primary reason for the lesser amount in the prior period relates to a renegotiation of the Bank's contract with its core data processor which included substantial concessions in the first quarter of
fiscal 2004, and a reduced monthly expense thereafter.   Advertising and
marketing expenses for the quarter ended June 30, 2004 decreased 10.8% to $189,274 from $212,136. The increased levels in the prior period were due primarily to the transition to a new advertising and marketing agency, and the development of a new brand strategy for the Bank. Other non-interest expense decreased slightly to $1,178,639 from $1,236,566 due a decreasing mortgage servicing portfolio which results in less amortization related to the loan service asset.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At June 30, 2004, the Corporation had no off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At June 30, 2004, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2004.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

     An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer, and several other members of the Corporation's senior management as of the end of the period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls
----------------------------

     In the quarter ended June 30, 2004, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
            Horizon Financial Corporation has certain litigation and/or negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters are likely to have a materially adverse effect on the Corporation's financial position or results of operation.

Item 2. Changes in Securities, Use of Porceeds and Issuer Repurchases of Equity Securities

                                                                  (d) Maximum
                                                    (c) Total      Number (or
                                                    Number of     approximate
                                                       Shares    Dollar Value)
                                                    (or Units)  of shares (or
                                                    Purchased     Units) that
                       (a) Total                   as Part of      May Yet Be
                       Number of     (b) Average     Publicly       Purchased
                      Shares (or      Price Paid    Announced       Under the
                           Units)      Per Share     Plans or        Plans or
     Period            Purchased        (or Unit)    Programs        Programs
------------------    ----------     -----------   ----------   --------------

April 1, 2004 -
 April 30, 2004          3,200         $17.272        3,200       1,036,800
May 1, 2004 -
 May 31, 2004           76,100          17.428       79,300         960,700
June 1, 2004 -
 June 30, 2004          46,097          18.501      125,397         914,603
Total                  125,397          17.819      125,397         914,603

Item 3.   Defaults Upon Senior Securities
            None

Item 4.   Submission of Matters to a Vote of Security Holders
            None

Item 5.   Other Information
            None

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits
          --------
           (3.1) Articles of Incorporation of Horizon Financial, Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 13,
                    1995)
           (3.2) Bylaws of Horizon Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
           (10.1) Amended and Restated Employment Agreement with V. Lawrence Evans (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31,
                    1996)
           (10.2) Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
           (10.3) 1986 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
           (10.4)   1995 Stock Option Plan (incorporated by reference to
                    Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
           (10.5) Bank of Bellingham 1993 Employee Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 33-88571))
           (10.6) Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2004)
           (10.7) Severance Agreement with Richard P. Jacobson (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
           (10.8) Severance Agreement with Steven L. Hoekstra (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
           (31.1)   Certification of Chief Executive Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act
           (31.2)   Certification of Chief Financial Officer Pursuant to
                    Section 302 of the Sarbanes-Oxley Act
           (32) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)       Reports on Form 8-K:
          --------------------

          A Current Report on Form 8-K (Items 7 and 12) was filed on April 22, 2004 regarding the Corporation's earnings for the fourth quarter and year ended March 31, 2003.

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


                          HORIZON FINANCIAL CORP.



                          By: /s/ V. Lawrence Evans
                              -------------------------------
                              V. Lawrence Evans
                              Chairman, President, and Chief Executive Officer


                          By: /s/ Richard P. Jacobson
                              -------------------------------
                              Richard P. Jacobson
                              Chief Financial Officer



                          Dated:  August 5, 2004
                                --------------------

                                    Exhibit 31.1

                                   Certification

I, V. Lawrence Evans, certify that:

1.   I have reviewed this Quarterly Report on  Form 10-Q of Horizon Financial
     Corp;

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

Date:  August 5, 2004

                              /s/V. Lawrence Evans
                              ----------------------------------
                              V. Lawrence Evans
                              Chairman, President, and Chief Executive Officer
17

                                 Exhibit 31.2

                                Certification

I, Richard P. Jacobson, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of Horizon Financial
     Corp;

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

Date:  August 5, 2004

                              /s/Richard P. Jacobson
                              ----------------------------------
                              Richard P. Jacobson
                              Chief Financial Officer, EVP
18

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

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report of Form 10-Q, that:

     1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.

/s/V. Lawrence Evans                       /s/Richard P. Jacobson
--------------------------------           ----------------------------------
V. Lawrence Evans                          Richard P. Jacobson
Chairman, President, and                   Chief Financial Officer
 Chief Executive Officer

Dated:  August 5, 2004