Form 10-Q
period 2004-09-30
HORIZON FINANCIAL CORP
filed 2004-11-04
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

               For the quarterly period ended September 30, 2004
                                              ------------------

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

      For the transition period from ______________ to __________________

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

As of September 30, 2004, 10,168,034 common shares, $1.00 par value, were outstanding.

                             HORIZON FINANCIAL CORP.

INDEX                                                              PAGE

PART 1     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Statements of Financial Position            2

           Consolidated Statements of Income                       3-4

           Consolidated Statements of Stockholders' Equity          5

           Consolidated Statements of Cash Flows                    6

           Notes to Consolidated Financial Statements              7-8

Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  9-15

Item 3     Quantitative and Qualitative Disclosures About
              Market Risk                                           15

Item 4     Controls and Procedures                                  15


PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                        16

Item 2     Unregistered Sales of Equity Securities and
              Use of Proceeds                                       16

Item 3     Defaults Upon Senior Securities                          16

Item 4     Submission of Matters to a Vote of  Security Holders   16-17

Item 5     Other Information                                        17

Item 6     Exhibits                                                 17


           SIGNATURES                                               18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)

                             HORIZON FINANCIAL CORP.
                 Consolidated Statements of Financial Position

                                    ASSETS
                                                  September 30,
                                                      2004         March 31,
                                                   (unaudited)       2004
                                                  ------------   ------------


Cash and cash equivalents                         $ 19,585,732   $ 18,431,964
Interest-bearing deposits                            9,567,904     20,767,398
Investment securities
  Available-for-sale                                81,218,045     85,183,872
  Held-to-maturity                                     369,519        369,444
Mortgage-backed securities
  Available-for-sale                                20,986,391     27,759,813
  Held-to-maturity                                   1,256,413      1,544,034
Federal Home Loan Bank Stock                         7,155,000      7,014,900
Loans receivable, net of allowance of loan
 losses of $10,856,867 at September 30 and
 $10,121,532 at March 31                           704,784,147    658,226,144
Loans held for sale, at fair value                   2,454,750      1,333,500
Accrued interest and dividends receivable            4,160,302      4,032,007
Bank premises and equipment, net                    19,505,983     17,193,671
Net deferred income tax assets                       1,321,675        831,123
Federal income tax receivable                           65,765              -
Real estate owned                                            -         63,432
Other assets                                        16,036,906     16,124,579
                                                  ------------   ------------
TOTAL ASSETS                                      $888,468,532   $858,875,881
                                                  ============   ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                          $685,982,695   $670,259,218
Accounts payable and other liabilities               6,998,547      8,301,761
Other borrowed funds                                86,181,569     67,468,842
Advances by borrowers for taxes and insurance          344,090        416,899
Income tax currently payable                                 -      1,375,274
Deferred compensation                                1,783,995      1,746,894
                                                  ------------   ------------
     Total liabilities                             781,290,896    749,568,888
                                                  ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value,
   10,000,000 shares, authorized; none issued
   or outstanding                                            -              -
  Common stock, $1 par value, 30,000,000 shares
   authorized; 10,168,034 and 10,405,331 issued
   and outstanding, respectively                    10,168,034     10,405,331
  Additional paid-in capital                        55,605,362     56,893,824
  Retained earnings                                 37,393,667     36,925,836
  Unearned ESOP shares                                (144,205)      (144,205)
  Accumulated other comprehensive income,
   net of tax                                        4,154,778      5,226,207
                                                  ------------   ------------
     Total stockholders' equity                    107,177,636    109,306,993
                                                  ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $888,468,532   $858,875,881
                                                  ============   ============


                (See Notes to Consolidated Financial Statements)

                           HORIZON FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Three months ended
                                                           September 30,
                                                         2004        2003
                                                     -----------  -----------
INTEREST INCOME
  Interest on loans                                  $11,833,129  $11,003,995
  Interest on investments and mortgage-backed
   securities                                          1,057,001    1,206,498
                                                     -----------  -----------
     Total interest income                            12,890,130   12,210,493
                                                     -----------  -----------

INTEREST EXPENSE
  Interest on deposits                                 3,246,069    3,375,101
  Interest on other borrowings                           634,754      557,164
                                                     -----------  -----------
     Total interest expense                            3,880,823    3,932,265
                                                     -----------  -----------
     Net interest income                               9,009,307    8,278,228

PROVISION FOR LOAN LOSSES                                325,000      500,000
                                                     -----------  -----------
     Net interest income after provision for
      loan losses                                      8,684,307    7,778,228
                                                     -----------  -----------

NONINTEREST INCOME
  Service fees                                           816,812      806,946
  Other                                                  555,749      498,602
  Net gain on sales of loans - servicing released        204,607    1,031,883
  Net gain on sales of loans - servicing retained         45,441       80,666
  Net gain on sale of investment securities              152,440       40,000
                                                     -----------  -----------
     Total noninterest income                          1,775,049    2,458,097
                                                     -----------  -----------

NONINTEREST EXPENSE
  Compensation and employee benefits                   3,169,091    2,916,019
  Building occupancy                                     695,303      697,984
  Other expenses                                       1,420,189    1,279,928
  Data processing                                        241,553      158,083
  Advertising                                            187,172      210,730
                                                     -----------  -----------
     Total noninterest expense                         5,713,308    5,262,744
                                                     -----------  -----------

NET INCOME BEFORE PROVISION FOR INCOME TAX             4,746,048    4,973,581

PROVISION FOR INCOME TAX                               1,439,174    1,632,861
                                                     -----------  -----------

NET INCOME                                           $ 3,306,874  $ 3,340,720
                                                     ===========  ===========

BASIC EARNINGS PER SHARE                               $  0.32      $  0.32
                                                       =======      =======

DILUTED EARNINGS PER SHARE                             $  0.32      $  0.31
                                                       =======      =======

                 (See Notes to Consolidated Financial Statements)

                           HORIZON FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        Six months ended
                                                          September 30,
                                                       2004          2003
                                                   -----------   -----------
INTEREST INCOME
  Interest on loans                                $22,898,683   $22,058,408
  Investment and mortgage-backed securities          2,169,657     2,646,672
                                                   -----------   -----------
     Total interest income                          25,068,340    24,705,080
                                                   -----------   -----------

INTEREST EXPENSE
  Interest on deposits                               6,388,241     6,947,556
  Interest on other borrowings                       1,223,804     1,121,161
                                                   -----------   -----------
     Total interest expense                          7,612,045     8,068,717
                                                   -----------   -----------
     Net interest income                            17,456,295    16,636,363

PROVISION FOR LOAN LOSSES                              625,000     1,025,000
                                                   -----------   -----------
     Net interest income after provision for
      loan losses                                   16,831,295    15,611,363
                                                   -----------   -----------

NONINTEREST INCOME
  Service fees                                       1,661,230     1,545,135
  Other                                                817,911       990,736
  Net gain (loss) on sales of loans -
   servicing released                                  539,711     1,826,418
  Net gain (loss) on sales of loans -
   servicing retained                                   55,424        82,781
  Net gain on sale of investment securities            469,751        44,348
                                                   -----------   -----------
     Total noninterest income                        3,544,027     4,489,418
                                                   -----------   -----------

NONINTEREST EXPENSE
  Compensation and employee benefits                 6,180,015     5,695,155
  Building occupancy                                 1,344,007     1,303,556
  Other expenses                                     2,598,828     2,516,494
  Data processing                                      427,833       240,432
  Advertising                                          376,446       422,866
                                                   -----------   -----------
     Total noninterest expense                      10,927,129    10,178,503
                                                   -----------   -----------

NET INCOME BEFORE PROVISION FOR INCOME TAX           9,448,193     9,922,278

PROVISION FOR INCOME TAX                             2,866,961     3,260,218
                                                   -----------   -----------

NET INCOME                                         $ 6,581,232   $ 6,662,060
                                                   ===========   ===========

BASIC EARNINGS PER SHARE                              $  0.64       $  0.63
                                                      =======       =======

DILUTED EARNINGS PER SHARE                            $  0.63       $  0.62
                                                      =======       =======

                  (See Notes to Consolidated Financial Statements)

                                       HORIZON FINANCIAL CORP.
                         Consolidated Statements of Stockholders' Equity
                           Six Months Ended September 30, 2004 and 2003
                                             (unaudited)

                                                                                        Accumu-
                                                                                        lated
                                                                                        Other
                            Common Stock                                                Compre-
                       ---------------------    Additional                Unearned      hensive   Treasury
                        Number of                 Paid-In     Retained      ESOP        Income      Stock
                         Shares       At Par      Capital     Earnings     Shares       (Loss)     at Cost
                       ---------  -----------  -----------  -----------  ---------   ----------  ----------
BALANCE, March 31,
  2003                10,550,113  $10,550,113  $57,352,824  $32,527,963   $(216,309) $6,028,927  $        -
Comprehensive income
 Net income                    -            -            -    6,662,060           -           -           -
 Other comprehensive
  income
  Change in unrealized
   gains on available-
   for-sale securities,
   net of tax of
   $(284,830)                  -            -            -            -           -    (552,906)          -
  Total other compre-
   hensive income              -            -            -            -           -           -           -
 Comprehensive income          -            -            -            -           -           -           -
Cash dividends on
 common stock at
 $.24/sh                       -            -            -   (2,519,558)          -           -
Stock options exercised   67,266       67,266      372,241            -           -           -           -
Dividend reinvestment
 plan                     20,091       20,091      311,369            -           -           -           -
Treasury stock purchased       -            -            -            -           -           -  (2,698,585)
Retirement of treasury
 stock                  (162,400)    (162,400)    (925,842)  (1,610,343)          -           -   2,698,585
                      ----------  -----------  -----------  -----------   ---------  ----------  ----------

BALANCE, September 30,
 2003                 10,475,070  $10,475,070  $57,110,592  $35,060,122   $(216,309) $5,476,021  $        -
                      ==========  ===========  ===========  ===========   =========  ==========  ==========

BALANCE, March 31,
 2004                 10,405,331  $10,405,331  $56,893,824  $36,925,836   $(144,205) $5,226,207  $        -

Comprehensive income
 Net income                    -            -            -    6,581,232           -           -           -

 Other comprehensive
  income
  Change in unrealized
   losses on available-
   for-sale securities,
   net taxes (benefit)
   of $(551,948)               -            -            -            -           -  (1,071,429)          -
  Total other compre-
   hensive income              -            -            -            -           -           -
Comprehensive income           -            -            -            -           -           -           -
Cash dividends on
 common stock at
 $.26/sh                       -            -            -   (2,661,248)          -           -           -
Stock options exercised   49,953       49,953      349,150            -           -           -           -
Treasury stock purchased       -            -            -            -           -           -  (5,377,015)
Retirement of treasury
 stock                  (287,250)    (287,250)  (1,637,612)  (3,452,153)          -           -   5,377,015
                      ----------  -----------  -----------  -----------   ---------  ----------  ----------

BALANCE, September 30,
 2004                 10,168,034  $10,168,034  $55,605,362  $37,393,667   $(144,205) $4,154,778  $        -
                      ==========  ===========  ===========  ===========   =========  ==========  ==========

                            (See Notes to Consolidated Financial Statements)


                                                    Total
                            Stockholders'        Comprehensive
                               Equity               Income
                            ------------        --------------

BALANCE, March 31,
  2003                      $106,243,518
Comprehensive income
 Net income                    6,662,060         $ 6,662,060
 Other comprehensive
  income
  Change in unrealized
   gains on available-
   for-sale securities,
   net of tax of
   $(284,830)                   (552,906)           (552,906)

                                                 -----------
  Total other compre-
   hensive income                      -            (552,906)
                                                 -----------
 Comprehensive income                  -         $ 6,109,154
                                                 ===========
Cash dividends on
 common stock at
 $.24/sh                      (2,519,558)
Stock options exercised          439,507
Dividend reinvestment
 plan                            331,460
Treasury stock purchased      (2,698,585)
Retirement of treasury
 stock                                 -
                            ------------

BALANCE, September 30,
 2003                       $107,905,496
                            ============
BALANCE, March 31,
 2004                       $109,306,993
Comprehensive income
 Net income                    6,581,232         $ 6,581,232
 Other comprehensive
  income
  Change in unrealized
   losses on available-
   for-sale securities,
   net taxes (benefit)
   of $(551,948)              (1,071,429)         (1,071,429)
                                                 -----------
  Total other compre-
   hensive income                      -          (1,071,429)
                                                 -----------
Comprehensive income                   -         $ 5,509,803
                                                 ===========
Cash dividends on
 common stock at
 $.26/sh                      (2,661,248)
Stock options exercised          399,103
Treasury stock purchased      (5,377,015)
Retirement of treasury
 stock                                 -
                            ------------
BALANCE, September 30,
 2004                       $107,177,636
                            ============

                               (See Notes to Consolidated Financial Statements)


                          HORIZON FINANCIAL CORP.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Six Months Ended
                                                          September 30,
                                                        2004        2003
                                                   -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                       $ 6,581,232   $ 6,662,060
Adjustments to reconcile net income to net
cash provided by operating activities
  Depreciation and amortization                        399,751     1,045,960
  Stock dividends - Federal Home Loan Bank stock      (140,100)     (198,700)
  Provision for loan losses                            625,000     1,025,000
Changes in assets and liabilities
  Accrued interest and dividends receivable           (128,295)      686,258
  Interest payable                                      51,260           574
  Net change in loans held for sale                 (1,121,250)   (1,241,435)
  Federal income tax (receivable) payable           (1,441,039)     (829,782)
  Other assets                                          87,673       606,981
  Other liabilities                                 (1,411,360)    1,885,229
                                                   -----------   -----------
     Net cash flows from operating activities        3,502,872     9,642,145
                                                   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in interest-bearing deposits, net      11,199,494    24,997,966
  Purchases of investment securities -
   available-for-sale                               (9,285,000)  (10,925,000)
  Proceeds from sales and maturities of
   investment securities - available-for-sale       11,803,678     6,827,635
  Purchases of mortgage-backed securities -
   available-for-sale                                        -   (12,829,904)
  Proceeds from maturities of mortgage-backed
   securities - available-for-sale                   6,658,592    18,106,635
  Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                       287,545       839,981
  Net change in loans                              (47,003,792)  (21,036,871)
  Purchases of bank premises and equipment          (2,891,274)   (1,915,544)
  Net change in other real estate owned                 63,432     1,008,909
                                                   -----------   -----------
     Net cash flows from investing activities      (29,167,325)    5,073,807
                                                   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                            15,723,477    (5,158,452)
  Advances from other borrowed funds                46,712,727         9,594
  Repayments of other borrowed funds               (28,000,000)            -
  Common stock issued, net                             399,103       490,865
  Cash dividends paid                               (2,640,071)   (2,195,712)
  Treasury stock purchased                          (5,377,015)   (2,698,585)
                                                   -----------   -----------
     Net cash flows from financing activities       26,818,221    (9,552,290)
                                                   -----------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS              1,153,768     5,163,662

CASH AND CASH EQUIVALENTS, beginning of period      18,431,964    15,083,505
                                                   -----------   -----------

CASH AND CASH EQUIVALENTS, end of period           $19,585,732   $20,247,167
                                                   ===========   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest         $ 7,560,785   $ 8,069,291
                                                   ===========   ===========
  Cash paid during the period for income tax       $ 4,308,000   $ 4,090,000
                                                   ===========   ===========

                (See Notes to Consolidated Financial Statements)

                            HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2004
                                 (unaudited)


NOTE 1-

Basis of Presentation
---------------------

     The consolidated financial statements as of and for the three months and six months ended September 30, 2004, include the accounts of Horizon Financial Corp. (the Corporation), Horizon Bank (the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Corporation's Annual Report on Form 10-K for the year ended March 31, 2004.


Reclassification
----------------

     Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.

Net Income Per Share
--------------------

     Basic earnings per share (EPS) for the three months ended September 30, 2004 and 2003 are calculated on the basis of 10,251,020 and 10,504,871 weighted average shares outstanding, respectively. Diluted EPS for the three months ended September 30, 2004 and 2003 are calculated on the basis of 10,403,892 and 10,714,723 weighted average shares outstanding, respectively. Basic earnings per share for the six months ended September 30, 2004 and 2003 are calculated on the basis of 10,305,522 and 10,528,093 weighted average shares outstanding, respectively. Diluted earnings per share for the six months ended September 30, 2004 and 2003 are calculated on the basis of 10,464,462 and 10,742,826 weighted average shares outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options and warrants under the treasury stock method.

Stock Options
-------------

     The Corporation recognizes the financial effects of stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). Generally, stock options are issued at a price equal to the fair value of the Corporation's stock as of the grant date.

     Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Corporation's financial statements. Disclosures required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, as amended are as follows:

Pro forma disclosures:

                          For the Quarter Ended     For the Six Months Ended
                               September 30,              September 30,
                            2004          2003         2004           2003
                         ----------    ----------   ----------    ----------

Net income as reported   $3,306,874    $3,340,720   $6,581,232    $6,662,060
Additional compensation
 for fair value of
 stock options               (1,150)      (15,460)     (13,082)      (42,784)
                         ----------    ----------   ----------    ----------
Pro forma net income     $3,305,724    $3,325,260   $6,568,150    $6,619,276
                         ==========    ==========   ==========    ==========

Earnings per share

Basic

  As reported              $ 0.32        $ 0.32       $ 0.64         $ 0.63
                           ======        ======       ======         ======

  Pro forma                $ 0.32        $ 0.32       $ 0.64         $ 0.63
                           ======        ======       ======         ======

Diluted

  As reported              $ 0.32        $ 0.31       $ 0.63         $ 0.63
                           ======        ======       ======         ======

  Pro forma                $ 0.32        $ 0.31       $ 0.63         $ 0.62
                           ======        ======       ======         ======

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

General
-------

     The Corporation was formed under Washington law on May 22, 1995, and became the holding company for the Bank, effective October 13, 1995.
Effective June 19, 1999, the Corporation completed the acquisition of Bellingham Bancorporation, whose wholly-owned subsidiary, Bank of Bellingham, was merged with and into the Bank. At September 30, 2004, the Corporation had total assets of $888,468,532, total deposits of $685,982,695, and total equity of $107,177,636. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth herein, including the consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

     The Bank was organized in 1922 as a Washington state chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979, the Bank converted to a Washington state chartered mutual savings bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). On August 12, 1986, the Bank converted to a state chartered stock savings bank under the name "Horizon Bank, a savings bank." The Bank became a member of the Federal Home Loan Bank
(FHLB) of Seattle in December 1998. Effective March 1, 2000, the Bank changed its name to its current title, "Horizon Bank."

     The Bank's operations are conducted through 16 full-service office facilities, located in Whatcom, Skagit and Snohomish counties in Northwest Washington. The acquisition of Bellingham Bancorporation increased the Corporation's and the Bank's presence in Whatcom County. In fiscal 2002, the Bank acquired a bank site in Lynnwood, Washington, which was remodeled and opened for business in March 2003. The Bank opened commercial banking/loan centers in Bellingham, Snohomish and Everett and expanded its operations in Burlington during the first quarter of fiscal 2004. In June 2004, the Bank purchased a building that was formerly occupied by another bank in the city of Lakewood, located in Pierce County, just south of Tacoma. The Lakewood office is scheduled to open during the first quarter of 2005. Future plans for the Bank include the opening of a full service office in Marysville in November 2004 and a full service office in Everett during fiscal 2006, which will replace the Bank's existing Everett office.

     The Corporation's results of operations depend primarily on revenue generated as a result of its net interest income and noninterest income. Net interest income is the difference between the interest income the Corporation earns on its interest-earning assets (consisting primarily of loans and investment securities) and the interest the Corporation pays on its interest-bearing liabilities (consisting primarily of customer savings and money market accounts, time deposits and borrowings). Noninterest income consists primarily of service charges on deposit and loan accounts, gains on the sale of loans and investments, and loan servicing fees. The Corporation's results of operations are also affected by its provisions for loan losses and other expenses. Other expenses consist primarily of noninterest expense, including compensation and benefits, occupancy, equipment, data processing, marketing, automated teller machine costs and, when applicable, deposit insurance premiums. The Corporation's results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

Financial Condition
-------------------

     Total consolidated assets for the Corporation as of September 30, 2004, were $888,468,532, a 3.5% increase from the March 31, 2004, level of $858,875,881. This increase in assets was primarily attributable to the growth in loans receivable, which increased 7.1% to $704,784,147 at September 30, 2004 from $658,226,144 at March 31, 2004. The following is an analysis of the loan portfolio by major type of loans:

                                          September 30,       March 31,
                                              2004              2004
                                          ------------       -----------
First mortgage loans
   1-4 family                             $166,072,020       $183,622,770
   1-4 family construction                  85,594,914         75,941,688
   Less participations                     (67,025,656)       (74,278,637)
                                          ------------       ------------
     Net first mortgage loans              184,641,278        185,285,821
Construction and land development           89,365,811         78,273,205
Residential commercial real estate          66,724,776         53,135,324
Non-residential commercial real estate     276,135,169        257,074,876
Commercial loans                            83,183,406         77,960,168
Home equity secured                         31,757,475         26,296,475
Other consumer loans                         6,496,944          6,330,294
                                          ------------       ------------
     Subtotal                              553,663,581        499,070,342
                                          ------------       ------------

     Subtotal                              738,304,859        684,356,163
                                          ------------       ------------
Less:
   Undisbursed loan proceeds               (18,438,917)       (11,962,770)
   Deferred loan fees                       (4,224,928)        (4,045,717)
   Allowance for loan losses               (10,856,867)       (10,121,532)
                                          ------------       ------------
                                          $704,784,147       $658,226,144
                                          ============       ============

Net residential loans                     $168,929,110  24%  $174,345,886  26%
Net commercial loans                        81,555,251  12%    76,415,588  12%
Net commercial real estate loans           416,743,691  59%   375,440,228  57%
Net consumer loans                          37,556,095   5%    32,024,442   5%
                                          ------------ ---   ------------ ---
                                          $704,784,147 100%  $658,226,144 100%
                                          ============ ===   ============ ===

Also contributing to the change in assets was the decline in available for sale (AFS) investment and mortgage-backed securities, which, combined, decreased to $102,204,435 at September 30, 2004 from $112,943,685 at March 31,
2004.

The tables below display the characteristics of the AFS and held to maturity
(HTM) portfolios as of September 30, 2004:

                                                                 Estimated
                                         Amortized      Net        Fair
                                           Cost     Gain/(Loss)    Value
                                       -----------  ----------   ------------

AFS Securities
 State and political subdivisions and
  U.S. government agency securities    $57,709,547  $  458,884   $ 58,168,431
 Marketable equity securities            1,824,224   5,463,194      7,287,418
 Mutual funds                            5,000,000     (50,352)     4,949,648
 Corporate debt securities              10,609,827     202,721     10,812,548
 Mortage-backed securities and CMOs     20,704,322     282,069     20,986,391
                                       -----------  ----------   ------------
   Total available-for-sale securities  95,847,920   6,356,516    102,204,436
                                       -----------  ----------   ------------

HTM Securities
 State and political subdivisions and
  U.S. government agency securities        369,519      24,101        393,620
 Mortgage-backed securities and CMOs     1,256,413      99,722      1,356,135
                                       -----------  ----------   ------------
   Total held-to-maturity securities     1,625,932     123,823      1,749,755
                                       -----------  ----------   ------------
   Total securities                    $97,473,852  $6,480,339   $103,954,191
                                       ===========  ==========   ============

                                     Maturity Schedule of Securities
                      --------------------------------------------------------
                          Available-For-Sale             Held-To-Maturity
                      ---------------------------     ------------------------
                       Amortized      Estimated       Amortized     Estimated
                          Cost        Fair Value         Cost       Fair Value
                      ------------   ------------     ----------   -----------
Maturities:
 One year             $16,042,975   $ 16,252,422      $      126   $      129
 Two to five years     47,689,936     48,199,815       1,382,332    1,462,517
 Five to ten years      6,793,778      6,907,183          12,927       14,469
 Over ten years        18,497,007     18,607,950         230,547      272,640
                      -----------   ------------      ----------   ----------
                       89,023,696     89,967,370       1,625,932    1,749,755
                      -----------   ------------      ----------   ----------

Mutual funds and
 marketable equity
 securities (liquid)    6,824,224     12,237,066               -            -
                      -----------   ------------      ----------   ----------
Total investment
 securities           $95,847,920   $102,204,436      $1,625,932   $1,749,755
                      ===========   ============      ==========   ==========

     Total liabilities increased 4.23% to $781,290,896 at September 30, 2004, from $749,568,888 at March 31, 2004. This increase in liabilities was in large part a result of the growth in other borrowed funds, which increased 27.7% to $86,181,569 from $67,468,842 at March 31, 2004. The Bank borrowed additional funds from the FHLB to help fund the growth in net loans receivable to $704,784,147. Also contributing to the net change in total liabilities was the increase in deposits of 2.4%, to $685,982,695 at September 30, 2004 from $670,259,218 at
March 31, 2004. The following is an analysis of the deposit portfolio by major type of deposit at September 30, 2004 and March 31, 2004:

                                              September 30         March 31
                                              ------------       ------------
Demand deposits
  Savings                                     $ 39,729,901       $ 40,526,619
  Checking                                      82,757,973         78,697,106
  Checking (noninterest-bearing)                43,853,542         44,773,672
  Money market                                 137,610,154        131,310,670
                                              ------------       ------------
                                               303,951,570        295,308,067
                                              ------------       ------------
Time certificates of deposit
  Less than $100,000                           241,424,991        245,608,118
  Greater than or equal to $100,000            140,606,134        129,343,033
                                              ------------       ------------
                                               382,031,125        374,951,151
                                              ------------       ------------
Total deposits                                $685,982,695       $670,259,218
                                              ============       ============

     Stockholders' equity at September 30, 2004 decreased 1.9% to $107,177,636 from $109,306,993 at March 31, 2004. This decrease was primarily attributable to the decrease in accumulated other comprehensive income to $4,154,778 at September 30, 2004 from $5,226,207 at March 31, 2004. The primary reason for the decline was the decrease in fair market value of various securities in the Bank's portfolio as a result of rising interest rates. The Corporation remains strong in terms of its capital position, with a stockholder equity-to-assets ratio of 12.1% at September 30, 2004, compared to 12.7% at March 31, 2004.


Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At September 30, 2004, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $74,168,603.

     As of September 30, 2004, the total book value of investments and mortgage-backed securities was $97,473,852 compared to a market value of $103,954,190 with an unrealized gain of $6,480,338. As of March 31, 2004, the total book value of investments and mortgage-backed securities was $106,938,668, compared to a market value of $114,997,574 with an unrealized
gain of $8,058,906.   The Bank foresees no factors that would impair its
ability to hold debt securities to maturity.

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

     Stockholders' equity as of September 30, 2004 was $107,177,636, or 12.06% of assets, compared to $109,306,993, or 12.73% of assets at March 31, 2004. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of September 30, 2004 was 15.52%, compared to 16.6% as of March 31, 2004. These figures are well above the well-capitalized minimum of 10% set by the FDIC.

     The Corporation has been in various stock buy-back programs since August 1996. In March 2004, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2005 fiscal year, allowing the Corporation to repurchase up to 10% of total shares outstanding, or approximately 1.04 million shares. This marked the Corporation's sixth stock repurchase plan. During the quarter ended September 30, 2004, the Corporation repurchased 161,853 shares at an average price of $19.33. In total, the Corporation has repurchased 287,250 shares at an average price of $18.67 under this plan.

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

Net Interest Income
-------------------

     Net interest income for the three months ended September 30, 2004 increased 8.8% to $9,009,307 from $8,278,228 in the same time period of the previous year. Interest on loans for the quarter ended September 30, 2004 increased 7.5% to $11,833,129, from $11,003,995 for the comparable quarter a year ago. Included in these numbers are $182,469 and $621,613, respectively, of deferred fee income recognition as a result of loan paydowns, payoffs, and loans sold from the available for sale mortgage portfolio. Interest and dividends on investments and mortgage-backed securities for the three months ended September 30, 2004 decreased 12.4% to $1,057,001, from $1,206,498 for the comparable quarter a year ago. This decrease was a result of a lower level of investments and mortgage backed securities outstanding during the respective periods, as total investments decreased to $120,553,272 at September 30, 2004 as compared to $154,555,944 at September 30, 2003. Total interest income increased 5.6% to $12,890,130 from $12,210,493 in the comparable period one year ago.

     Total interest paid on deposits decreased 3.8% to $3,246,069 at September 30, 2004 from $3,375,101 at September 30, 2003. This decrease in interest expense is in large part attributable to an improvement in the Bank's deposit mix, with a decreased reliance on certificates of deposit as a percentage of total deposits. Interest on borrowings increased 13.9% to $634,754 during the quarter ended September 30, 2004, compared to $557,164 for the comparable period one year ago. The increased expense in the current year was a result of a higher level of borrowings outstanding, as a portion of the Bank's loan portfolio growth was funded with wholesale borrowings. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

     Total interest income for the six months ended September 30, 2004 increased 1.5% to $25,068,340 from $24,705,080. Total interest expense for the six-month period ended September 30, 2004 decreased 5.7% to $7,612,045 from $8,068,717 for the six months ended September 30, 2003. Net interest income for the six-month period ended September 30, 2004 increased 4.9% to $17,456,295 from $16,636,363 for the comparable period one year ago which increase was attributable to increases on interest on loans, and decreases in interest and dividends on investments and mortgage-backed securities.

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

     The provision for loan losses was $325,000 for the quarter ended September 30, 2004 compared to $500,000 for the quarter ended September 30, 2003. This decrease resulted from management's ongoing analysis of changes in loan portfolio composition by collateral categories, overall credit quality of the portfolio, peer group analysis and current economic conditions. The reserve for loan losses was $10,856,867, or 1.54% of net loans receivable at September 30, 2004, compared to $9,275,378, or 1.54% of net loans receivable at September 30, 2003. The increased reserve level at September 30, 2004 compared to the September quarter one year ago was attributable to the continued loan portfolio growth in the higher-risk lending categories of commercial and multi-family construction/permanent loans and business loans during the period, which comprised $498,298,942, or 70.7% of the loan portfolio at September 30, 2004, versus $433,913,085, or 72.1% of the loan portfolio at September 30, 2003.

     As of September 30, 2004, there were seven loans in the Bank's portfolio over 90 days delinquent and no loans on nonaccrual status. At September 30, 2004 total non-performing loans were $1,113,990 and the Bank had no real estate owned at September 30, 2004. Total non-performing assets represented 0.13% of total assets at September 30, 2004 compared to $897,600 or 0.11% of total assets at September 30, 2003.

                                                 As of September 30,
Non-Performing Assets                           2004           2003
                                             ----------      --------

 Accruing loans - 90 days past due           $1,113,990      $833,919
 Non-accrual loans                                    -           249
                                             ----------      --------
 Total non-performing loans                   1,113,990       834,168
 Total non-performing loans/net loans              0.16%         0.14%
 Real estate owned                                    -        63,432
                                             ----------      --------
 Total non-performing assets                  1,113,990       897,600
                                             ----------      --------
 Total non-performing assets/total assets          0.13%         0.11%



Noninterest Income
------------------

     Noninterest income for the three months ended September 30, 2004 decreased 27.8% to $1,775,049 from $2,458,097 for the same time period a year ago. Service fee income was generally unchanged for the quarter at $816,812 from $806,946 for the comparable quarter one year ago. However, the prior year quarter included a higher level of mortgage related fees, including escrow fees, in a more active refinance market. The current quarter was positively impacted by revisions made to the Bank's fee schedule earlier in the year. The net gain on the sale of loans servicing released decreased 80.2% to $204,607 during the current quarter from $1,031,883 in the comparable period one year ago. The low interest rate environment in 2003 was the primary reason for the significantly higher level of mortgage activity in the prior period. The net gain on sales of investment securities increased to $152,440 in the quarter ended September 30, 2004 from $40,000 in the quarter ended September 30, 2003. The gains in both periods were primarily a result of the sale of selected common stocks from the Bank's investment portfolio. Other non interest income for the quarter increased 11.5% to $555,749 from $498,602 from the three months ended September 30, 2003. The primary reason for the increase is a result of increased profits recognized on a real estate development project from a joint venture of the Bank's wholly owned subsidiary, Westward Financial Services Corporation.

     Non interest income for the six months ended September 30, 2004 decreased 21.1% to $3,544,027 from $4,489,418 for the six months ended September 30, 2003. Service fee income increased 7.5% to $1,661,230 during the current six month period from $1,545,135 for the comparable period one year ago, primarily as a result of the revised fee schedule discussed above in the quarterly comparison. The net gain/loss on the sale of loans servicing released declined 70.4% to $539,711 for the six months ended September 30, 2004 from $1,826,418 in the comparable period one year ago. The net gain/loss on sales of investment securities increased to $469,751 during the current six month period from $44,348 for the comparable period one year ago. The gains in these periods were primarily attributable to the sale of selected securities from the Bank's investment portfolio. Other noninterest income decreased 17.4% to $817,911 for the six months ended September 30, 2004 from $990,736 for the comparable period one year ago. This variance is primarily a result of the recognition of approximately $150,000 in gains from the sale of real estate owned in the prior year period, versus no such gains in the current year period.

Noninterest Expense
-------------------

     Noninterest expense for the three months ended September 30, 2004 increased 8.6% to $5,713,308 from $5,262,744 for the comparable quarter one year ago. Compensation and employee benefits increased 8.7% for the quarter ended September 30, 2004 to $3,169,091 from $2,916,019 for the comparable quarter one year ago. The increase in compensation and employee benefits was primarily a result of the overall growth in employment at the Bank, including key additions to staff as the Bank continues its efforts to enhance its commercial banking expertise. Building occupancy for the quarter ended September 30, 2004 was essentially unchanged at $695,303 from $697,984 for the three months ended September 30, 2003. Other noninterest expenses increased 11.0% to $1,420,189 for the current quarter from $1,279,928 for the comparable quarter one year ago. The primary reasons for the increase in the current period relates to expenses related to increased accounting services expenses for Sarbanes-Oxley 404 compliance work, and the recognition of expenses
relating to a loss on the sale of real estate owned during the quarter.   Data
processing expenses increased 52.8% to $241,553 for the three months ended September 30, 2004 from $158,083 for the comparable quarter one year ago, primarily as a result of increased expenses in the current period related to the Bank's core processor conversion, scheduled to occur in November 2004. Advertising and marketing expenses for the quarter ended September 30, 2004 decreased 11.2% to $187,172 from $210,730 from the comparable quarter one year ago.

     Non interest expense for the six months ended September 30, 2004 increased 7.4% to $10,927,129 from $10,178,503 for the six months ended September 30, 2003. Compensation and employee benefits increased 8.5% to $6,180,015 for the current quarter from $5,695,155 for similar reasons discussed above in the quarterly comparison. Building occupancy expenses for the current six months increased 3.1% to $1,344,007 from $1,303,556 for the comparable six month period one year ago. Other expenses increased 3.3% to $2,598,828 for the six months ended September 30, 2004 compared to $2,516,494 for the prior period one year ago. Data processing expenses increased 77.9% to $427,833 for the six months ended September 30, 2004 from $240,432 in the prior year period. The current year period increase is primarily attributable to expenses related to the core data processor conversion, as shown above in the discussion on the quarterly results. The other significant contributing factor to this difference relates to an abnormally low level of expenses in the prior year period, as a result of a renegotiation of the Bank's contract with its core data processor at that time, which included substantial concessions in the first quarter of fiscal 2004, and a reduced monthly expense thereafter. Advertising and marketing expenses decreased 11.0% to $376,446 for the current six month period from $422,866 for the six months ended September 30, 2003.



Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At September 30, 2004, the Corporation had no off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At September 30, 2004, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2004.

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

Changes in Internal Controls
----------------------------

     In the quarter ended September 30, 2004, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
             Horizon Financial Corporation has certain litigation and/or negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters are likely to have a materially adverse effect on the Corporation's financial position or results of operation.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company's common stock is traded on the NASDAQ National Market under the symbol "HRZB". As of September 30, 2004, there were 10,168,034 shares of common stock outstanding.

Stock Repurchases

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

     The Corporation is "well-capitalized" in accordance with regulatory standards. The Corporation has been in various stock buy-back programs since August 1996. In March 2004, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2005 fiscal year, allowing the Corporation to repurchase up to 10% of total shares outstanding, or approximately 1.04 million shares. This marked the Corporation's sixth stock repurchase plan. During the quarter ended September 30, 2004, the Corporation repurchased 161,853 shares at an average price of $19.33. In total, the Corporation has repurchased 287,250 shares at an average price of $18.67 under this plan.

     The following table sets forth information about the Corporation's purchases of its outstanding Common Stock during the quarter ended September 30, 2004.

                                                                (d) Maximum
                                                    (c) Total    Number (or
                                                    Number of   approximate
                                                       Shares  Dollar Value)
                                                    (or Units) of shares (or
                                                    Purchased   Units) that
                       (a) Total                   as Part of    May Yet Be
                       Number of     (b) Average     Publicly     Purchased
                      Shares (or      Price Paid    Announced     Under the
                         Units)        Per Share     Plans or      Plans or
     Period            Purchased (1)   (or Unit)    Programs      Programs (2)
------------------    ----------     -----------   ----------   --------------

July 1, 2004 -
 July 31, 2004          18,900          $19.31       144,297        895,703
August 1, 2004 -
 August 31, 2004       112,123          $19.25       256,420        783,580
September 1, 2004 -
 September 30, 2004     30,830          $19.61       287,250        752,750
Total                  161,853          $19.33       287,250        752,750

----------
(1) Of these shares, no shares were purchased other than through a publicly announced program.
(2) In March 2004, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2005 fiscal year, allowing the Corporation to repurchase up to 10% of total shares outstanding, or approximately 1.04 million shares. This program expires when all shares under the plan have been repurchased.

Item 3.  Defaults Upon Senior Securities
           None

Item 4.  Submission of Matters to a Vote of Security Holders

The Corporation's 2004 Annual Meeting of Shareholders was held on July 27, 2004 at the Fox Hall located at 1661 W. Bakerview Road, Bellingham, Washington. The results of the vote on the item presented at the meeting was as follows:

Election of Directors:

Shareholders elected the following nominees to the Board of Directors for a three-year term ending in 2007 by the following vote:

                 FOR:                           AGAINST:
                 Number of Votes   Percentage   Number of Votes   Percentage
                 ---------------   ----------   ---------------   ----------
Dennis C.
 Joines             8,466,886         99.6%         34,264           0.4%
James A.
 Strengholt         8,417,821         99.0%         83,329           1.0%


The following directors, who were not up for re-election at the Annual Meeting of Shareholders, will continue to serve as directors: V. Lawrence Evans, Richard R. Haggen, Robert C. Tauscher, Robert C. Diehl, Fred R. Miller and Gary E. Goodman

Item 5.  Other Information
           None

Item 6.  Exhibits

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



                                 HORIZON FINANCIAL CORP.



                                 By: /s/ V. Lawrence Evans
                                    --------------------------------
                                    V. Lawrence Evans
                                    Chairman, President, and
                                    Chief Executive Officer


                                 By: /s/ Richard P. Jacobson
                                    ---------------------------------
                                    Richard P. Jacobson
                                    Chief Financial Officer



                                 Dated:  November 4, 2004
                                       --------------------

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

Date:  November 4, 2004

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

Date:  November 4, 2004

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

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report of Form 10-Q, that:

     1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/ V. Lawrence Evans                       /s/ Richard P. Jacobson
--------------------------------            --------------------------------
V. Lawrence Evans                           Richard P. Jacobson
Chairman, President, and                    Chief Financial Officer
Chief Executive Officer

Dated:  November 4, 2004