Form 10-Q
period 2004-12-31
HORIZON FINANCIAL CORP
filed 2005-02-09
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

                                  (Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

               For the quarterly period ended December 31, 2004
                                              -----------------

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

As of December 31, 2004, 10,121,148 common shares, $1.00 par value, were outstanding.

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

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)

                              HORIZON FINANCIAL CORP.
                  Consolidated Statements of Financial Position

                                ASSETS

                                                December 31,     March 31,
                                                    2004           2004
                                                (unaudited)
                                                ------------   ------------

Cash and cash equivalents                       $ 20,310,325   $ 18,431,964
Interest-bearing deposits                          1,185,472     20,767,398
Investment securities
  Available-for-sale                              75,766,989     85,183,872
  Held-to-maturity                                   369,557        369,444
Mortgage-backed securities
  Available-for-sale                              19,806,366     27,759,813
  Held-to-maturity                                   957,204      1,544,034
Federal Home Loan Bank Stock                       7,217,900      7,014,900
Loans receivable, net of allowance for loan
  losses of $11,168,216 at December 31 and
  $10,121,532 at March 31                        742,355,144    658,226,144
Loans held for sale, at fair value                 2,588,250      1,333,500
Investment in real estate for a joint venture     17,163,327          -
Accrued interest and dividends receivable          4,390,481      4,032,007
Bank premises and equipment, net                  21,961,281     17,193,671
Net deferred income tax assets                     1,186,433        831,123
Federal income tax receivable                        381,362          -
Real estate owned                                      -             63,432
Other assets                                      16,999,303     16,124,579
                                                ------------   ------------
TOTAL ASSETS                                    $932,639,394   $858,875,881
                                                ============   ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                        $693,834,906   $670,259,218
Accounts payable and other liabilities             7,767,124      8,301,761
Other borrowed funds                             104,418,234     67,468,842
Borrowing related to investment in real estate
  for a joint venture                             16,462,238          -
Advances by borrowers for taxes and insurance        133,817        416,899
Income tax currently payable                           -          1,375,274
Deferred compensation                              1,802,544      1,746,894
                                                ------------   ------------
     Total liabilities                           824,418,863    749,568,888
                                                ------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value,
    10,000,000 shares, authorized; none
    issued or outstanding                              -              -

  Common stock, $1 par value, 30,000,000 shares
    authorized; 10,121,148  and 10,405,331
    issued and outstanding, respectively          10,121,148     10,405,331
  Additional paid-in capital                      55,317,481     56,893,824
  Retained earnings                               38,508,801     36,925,836
  Unearned ESOP shares                              (144,205)      (144,205)
  Accumulated other comprehensive income, net
    of tax                                         4,417,306      5,226,207
                                                ------------   ------------
     Total stockholders' equity                  108,220,531    109,306,993
                                                ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $932,639,394   $858,875,881
                                                ============   ============

               (See Notes to Consolidated Financial Statements)

                            HORIZON FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                   Three months ended
                                                       December 31,
                                                     2004          2003
                                                ------------  ------------
INTEREST INCOME
  Interest on loans                             $ 12,271,820  $ 10,686,806
  Interest on investments and mortgage-
    backed securities                              1,022,340     1,292,028
                                                ------------  ------------
     Total interest income                        13,294,160    11,978,834
                                                ------------  ------------

INTEREST EXPENSE
  Interest on deposits                             3,314,915     3,197,492
  Interest on other borrowings                       770,825       565,420
                                                ------------  ------------
     Total interest expense                        4,085,740     3,762,912
                                                ------------  ------------
     Net interest income                           9,208,420     8,215,922

PROVISION FOR LOAN LOSSES                            350,000       220,000
                                                ------------  ------------
     Net interest income after provision for
       loan losses                                 8,858,420     7,995,922
                                                ------------  ------------

NONINTEREST INCOME
  Service fees                                       759,681       603,407
  Other                                              584,020       441,592
  Net gain on sales of loans - servicing released    221,385       192,487
  Net gain on sales of loans - servicing retained     13,203        12,228
  Net gain on sale of investment securities            1,312       191,254
                                                ------------  ------------
     Total noninterest income                      1,579,601     1,440,968
                                                ------------  ------------

NONINTEREST EXPENSE
  Compensation and employee benefits               3,290,811     3,017,645
  Building occupancy                                 778,933       664,027
  Other expenses                                   1,236,158     1,065,267
  Data processing                                    373,809       154,648
  Advertising                                        134,993       223,777
                                                ------------  ------------
     Total noninterest expense                     5,814,704     5,125,364
                                                ------------  ------------

NET INCOME BEFORE PROVISION FOR INCOME TAX         4,623,317     4,311,526

PROVISION FOR INCOME TAX                           1,399,403     1,409,485
                                                ------------  ------------
NET INCOME                                      $  3,223,914  $  2,902,041
                                                ============  ============
BASIC EARNINGS PER SHARE                           $ 0.32         $ 0.28
                                                   ======         ======
DILUTED EARNINGS PER SHARE                         $ 0.31         $ 0.27
                                                   ======         ======

                  (See Notes to Consolidated Financial Statements)
3

                               HORIZON FINANCIAL CORP.
                    CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                     Nine months ended
                                                       December 31,
                                                     2004          2003
                                                ------------  ------------
INTEREST INCOME
  Interest on loans                             $ 35,170,503  $ 32,745,214
  Investment and mortgage-backed securities        3,191,997     3,938,700
                                                ------------  ------------
     Total interest income                        38,362,500    36,683,914
                                                ------------  ------------

INTEREST EXPENSE
  Interest on deposits                             9,703,156    10,145,048
  Interest on other borrowings                     1,994,629     1,686,581
                                                ------------  ------------
     Total interest expense                       11,697,785    11,831,629
                                                ------------  ------------
     Net interest income                          26,664,715    24,852,285

PROVISION FOR LOAN LOSSES                            975,000     1,245,000
                                                ------------  ------------
     Net interest income after provision for
       loan losses                                25,689,715    23,607,285
                                                ------------  ------------

NONINTEREST INCOME
  Service fees                                     2,420,911     2,148,542
  Other                                            1,401,931     1,432,328
  Net gain (loss) on sales of loans - servicing
    released                                         761,096     2,018,905
  Net gain (loss) on sales of loans - servicing
    retained                                          68,627        95,009
  Net gain on sale of investment securities          471,063       235,602
                                                ------------  ------------
     Total noninterest income                      5,123,628     5,930,386
                                                ------------  ------------

NONINTEREST EXPENSE
  Compensation and employee benefits               9,470,826     8,712,800
  Building occupancy                               2,122,940     1,967,583
  Other expenses                                   3,834,986     3,581,761
  Data processing                                    801,642       395,080
  Advertising                                        511,439       646,643
                                                ------------  ------------
     Total noninterest expense                    16,741,833    15,303,867
                                                ------------  ------------

NET INCOME BEFORE PROVISION FOR INCOME TAX        14,071,510    14,233,804

PROVISION FOR INCOME TAX                           4,266,364     4,669,703
                                                ------------  ------------
NET INCOME                                      $  9,805,146  $  9,564,101
                                                ============  ============

BASIC EARNINGS PER SHARE                           $ 0.96        $ 0.91
                                                   ======        ======

DILUTED EARNINGS PER SHARE                         $ 0.94        $ 0.89
                                                   ======        ======

                  (See Notes to Consolidated Financial Statements)

                                     HORIZON FINANCIAL CORP.
                         Consolidated Statements of Stockholders' Equity
                           Nine Months Ended December 31, 2004 and 2003
                                           (unaudited)
                                                                                        Accumu-
                                                                                        lated
                                                                                        Other
                            Common Stock                                                Compre-
                       ---------------------    Additional                Unearned      hensive   Treasury
                        Number of                 Paid-In     Retained      ESOP        Income      Stock
                         Shares       At Par      Capital     Earnings     Shares       (Loss)     at Cost
                       ---------  -----------  -----------  -----------  ---------   ----------  ----------

BALANCE, March 31,
 2003                 10,550,113  $10,550,113  $57,352,824  $32,527,963   $(216,309) $6,028,927  $        -
Comprehensive income
 Net income                    -            -            -    9,564,101           -           -           -
 Other comprehensive
  income
  Change in unrealized
   gains on available-
   for-sale securities,
   net of tax (benefit)
   of $(426,071)               -            -            -            -           -    (827,079)          -
  Total other compre-
   hensive income              -            -            -            -           -           -           -
 Comprehensive income          -            -            -            -           -           -           -
Cash dividends on
 common stock at $.365/sh      -            -            -   (3,820,585)          -           -           -
Stock options exercised   73,760       73,760      411,155            -           -           -           -
Dividend reinvestment
 plan                     30,589       30,589      485,110            -           -           -           -
Treasury stock purchased       -            -            -            -           -           -  (4,163,987)

Retirement of treasury
 stock                  (246,240)    (246,240)  (1,403,814)  (2,513,933)          -           -   4,163,987
                      ----------  -----------  -----------  -----------   ---------  ----------  ----------
BALANCE, December
 31, 2003             10,408,222  $10,408,222  $56,845,275  $35,757,546   $(216,309) $5,201,848  $        -
                      ==========  ===========  ===========  ===========   =========  ==========  ==========
BALANCE, March 31,
 2004                 10,405,331  $10,405,331  $56,893,824  $36,925,836   $(144,205) $5,226,207  $        -
Comprehensive income
 Net income                    -            -            -    9,805,146           -           -           -
 Other comprehensive
  income
  Change in unrealized
   losses on available-
   for-sale securities,
   net tax (benefit)
   of $(416,707)               -            -            -            -           -    (808,901)          -
  Total other compre-
   hensive income              -            -            -            -           -           -           -
Comprehensive income           -            -            -            -           -           -           -
Cash dividends on
 common stock at $.395/sh      -            -            -   (4,027,603)          -           -           -
Stock options exercised   59,919       59,919      385,382            -           -           -           -
Treasury stock purchased       -            -            -            -           -           -           -
Retirement of treasury
 stock                  (344,102)    (344,102)  (1,961,725)  (4,194,578)          -           -   6,500,405
                      ----------  -----------  -----------  -----------   ---------  ----------  ----------
BALANCE, December
 31, 2004             10,121,148  $10,121,148  $55,317,481  $38,508,801   $(144,205) $4,417,306  $        -
                      ==========  ===========  ===========  ===========   =========  ==========  ==========

                                                         Total
                                     Stockholders'   Comprehensive
                                        Equity          Income
                                     ------------    --------------

BALANCE, March 31, 2003              $106,243,518
Comprehensive income
 Net income                             9,564,101    $9,564,101
 Other comprehensive income
  Change in unrealized gains on
   available-for-sale securities,
   net of tax (benefit) of $(426,071)    (827,079)     (827,079)
                                                     ----------
  Total other comprehensive income              -      (827,079)
                                                     ----------
 Comprehensive income                           -    $8,737,022
Cash dividends on                                    ==========
 common stock at $.365/sh              (3,820,585)
Stock options exercised                   484,915
Dividend reinvestment plan                515,699
Treasury stock purchased               (4,163,987)
Retirement of treasury stock                    -
                                     ------------
BALANCE, December 31, 2003           $107,996,582
                                     ============

BALANCE, March 31, 2004              $109,306,993
Comprehensive income
 Net income                             9,805,146    $9,805,146
 Other comprehensive income
  Change in unrealized
   losses on available-for-sale
   securities, net tax (benefit)
   of $(416,707)                         (808,901)     (808,901)
                                                     ----------
  Total other comprehensive income              -      (808,901)
                                                     ----------
Comprehensive income                            -    $8,996,245
Cash dividends on                                    ==========
 common stock at $.395/sh              (4,027,603)
Stock options exercised                   445,301
Treasury stock purchased               (6,500,405)
Retirement of treasury stock                    -
                                     ------------
BALANCE, December 31, 2004           $108,220,531
                                     ============

                                 (See Notes to Consolidated Financial Statements)

                         HORIZON FINANCIAL CORP.
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     Nine Months Ended
                                                        December 31,
                                                     2004            2003
                                                ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                    $  9,805,146   $  9,564,101
Adjustments to reconcile net income to net
cash provided by operating activities
  Depreciation and amortization                      431,117      1,522,113
  Stock dividends - Federal Home Loan Bank stock    (203,000)      (289,100)
  Provision for loan losses                          975,000      1,245,000
Changes in assets and liabilities
  Accrued interest and dividends receivable         (358,474)       740,323
  Interest payable                                   191,961        (70,219)
  Loans held for sale                             (1,254,750)     1,596,610
  Federal income tax (receivable) payable         (1,756,636)    (1,466,297)
  Other assets                                      (874,724)       293,502
  Other liabilities                               (1,019,719)    (2,596,677)
                                                ------------   ------------
     Net cash flows from operating activities      5,935,921     10,539,356
                                                ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in interest-bearing deposits, net    19,581,926     36,052,100
  Purchases of investment securities - available
    -for-sale                                    (10,915,000)   (19,175,000)
  Proceeds from sales and maturities of
    investment securities - available-for-sale    19,230,816      9,954,052
  Purchases of mortgage-backed securities -
    available-for-sale                                 -        (12,829,904)
  Proceeds from maturities of mortgage-backed
    securities - available-for-sale                7,957,727     20,593,691
  Proceeds from maturities of mortgage-backed
    securities - held-to-maturity                    519,294      1,068,514
  Net change in loans                            (84,645,745)   (36,360,005)
  Purchases of bank premises and equipment        (5,656,982)    (2,146,910)
  Investment in real estate for a joint venture  (17,163,327)         -
  Net change in other real estate owned               63,432        729,433
                                                ------------   ------------
     Net cash flows from investing activities    (71,027,859)    (2,114,029)
                                                ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                          23,575,688     (1,486,016)
  Advances from other borrowed funds              78,949,392      4,036,396
  Repayments of other borrowed funds             (42,000,000)         -
  Advances from other borrowed funds related
    to investment in real estate for a
    joint venture                                 16,462,238          -
  Common stock issued, net                           445,301        574,947
  Cash dividends paid                             (3,961,915)    (3,307,154)
  Treasury stock purchased                        (6,500,405)    (4,163,987)
                                                ------------   ------------
     Net cash flows from financing activities     66,970,299     (4,345,814)
                                                ------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS            1,878,361      4,079,513

CASH AND CASH EQUIVALENTS, beginning of period    18,431,964     15,083,505
                                                ------------   ------------
CASH AND CASH EQUIVALENTS, end of period        $ 20,310,325   $ 19,163,018
                                                ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
  Cash paid during the period for interest      $ 11,505,824   $ 11,901,849
                                                ============   ============
  Cash paid during the period for income tax    $  6,023,000   $  6,136,000
                                                ============   ============

           (See Notes to Consolidated Financial Statements)

                           HORIZON FINANCIAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2004
                                (unaudited)

NOTE 1

Basis of Presentation
---------------------

     The consolidated financial statements as of and for the three months and nine months ended December 31, 2004, include the accounts of Horizon Financial Corp. (the Corporation), Horizon Bank (the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended December 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Corporation's Annual Report on Form 10-K for the year ended March 31, 2004.

Significant Accounting Policies
-------------------------------

     In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities in which an enterprise holds a variable interest. In October 2004, the Bank's wholly owned subsidiary, Westward Financial Services, Inc (Westward), entered into a real estate development joint venture in Greenbriar Northwest LLC (GBNW), an established residential land development company headquartered in Bellingham, Washington. The Corporation believes that GBNW is a variable interest entity. Under FIN 46 GBNW is consolidated in our consolidated balance sheet. The Corporation also accounts for the unowned portion as a minority interest. The investment in real estate is recorded as an asset and the related debt is recorded as our liability. The real estate joint venture has a carrying amount of approximately $17 million, with a related borrowing of approximately $16.5 million.

Reclassification
----------------

     Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.

Net Income Per Share
--------------------

     Basic earnings per share (EPS) for the three months ended December 31, 2004 and 2003 are calculated on the basis of 10,142,905 and 10,447,340 weighted average shares outstanding, respectively. Diluted EPS for the three months ended December 31, 2004 and 2003 are calculated on the basis of 10,288,948 and 10,650,976 weighted average shares outstanding, respectively. Basic earnings per share for the nine months ended December 31, 2004 and 2003 are calculated on the basis of 10,251,119 and 10,501,077 weighted average shares outstanding, respectively. Diluted earnings per share for the nine months ended December 31, 2004 and 2003 are calculated on the basis of 10,406,122 and 10,712,679 weighted average shares outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options and warrants under the treasury stock method.

Stock Based Compensation
------------------------

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS 123R), Share-Based Payment, that addresses the accounting for share-based payments to employees, including grants of employee stock options. Statement 123R requires all share-based payments, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Corporation is currently evaluating SFAS 123R to determine which fair-value-based model and transitional provision it will follow upon adoption. The options for transition methods as prescribed in SFAS 123R include either the modified prospective or the modified retrospective methods. The modified prospective method requires that compensation expense be recorded for all unvested stock options as the requisite service is rendered beginning with the first quarter of adoption, while the modified retrospective method would record compensation expense for stock options beginning with the first period restated. Under the modified retrospective method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. This statement is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Although the Corporation will continue to evaluate the application of SFAS 123R, management expects adoption to have an impact on its results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share below.

     The Corporation currently recognizes the financial effects of stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees (APB
25). Generally, stock options are issued at a price equal to the fair value of the Corporation's stock as of the grant date.

     Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Corporation's financial statements. Disclosures required by Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, as amended are as follows:

Pro forma disclosures:

                           For the Quarter Ended   For the Nine Months Ended
                                December 31,              December 31,
                            2004           2003        2004         2003
                         ----------    ----------  ----------    ----------

Net income as reported   $3,323,914    $2,902,041  $9,805,146    $9,564,101
Additional compensation
  for fair value of
  stock options              (3,063)      (15,968)    (16,145)      (58,752)
                         ----------    ----------  ----------    ----------
Pro forma net income     $3,220,851    $2,886,073  $9,789,001    $9,505,349
                         ==========    ==========  ==========    ==========
Earnings per share
  Basic
    As reported            $ 0.32        $ 0.28      $ 0.96         $0.91
                           ======        ======      ======         =====
    Pro forma              $ 0.32        $ 0.28      $ 0.95         $0.91
                           ======        ======      ======         =====

  Diluted
    As reported            $ 0.31        $ 0.27      $ 0.94         $0.89
                           ======        ======      ======         =====
    Pro forma              $ 0.31        $ 0.27      $ 0.94         $0.89
                           ======        ======      ======         =====

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

Forward Looking Statements
--------------------------

     Management's Discussion and Analysis and other portions of this report contain certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This statement is for the express purpose of availing the Corporation of the protections of such safe harbor provisions of said Act with respect to all "forward looking statements." The Corporation has used "forward looking statements" to describe future plans and strategies, including expectations of its potential future financial results. Management's ability to predict results or the effect of future plans and strategies is inherently uncertain. Factors that could affect results include, but are not limited to: the future level of interest rates, loan demand, industry trends, general economic conditions, loan delinquency rates, and changes in local, state and federal regulations. These factors should be considered when evaluating the "forward looking statements" and undue reliance should not be placed on such statements.

General
-------

     The Corporation was formed under Washington law on May 22, 1995, and became the holding company for the Bank, effective October 13, 1995.
Effective June 19, 1999, the Corporation completed the acquisition of Bellingham Bancorporation, whose wholly-owned subsidiary, Bank of Bellingham, was merged with and into the Bank. At December 31, 2004, the Corporation had total assets of $932,639,394, total deposits of $693,834,906, and total equity of $108,220,531. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth herein, including the consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

     The Bank's operations are conducted through 17 full-service office facilities, located in Whatcom, Skagit and Snohomish counties in Northwest Washington. The acquisition of Bellingham Bancorporation increased the Corporation's and the Bank's presence in Whatcom County. In fiscal 2002, the Bank acquired a bank site in Lynnwood, Washington, which was remodeled and opened for business in March 2003. The Bank opened commercial banking/loan centers in Bellingham and Everett and expanded its operations in Burlington during the first quarter of fiscal 2004. In November 2004, the Bank opened a full service office in Marysville. Future plans for the Bank include the opening of a full service office in Lakewood, located in Pierce County, just south of Tacoma during the first quarter of 2005 and in Everett during fiscal 2006, which will replace the Bank's existing Everett office.

     The Corporation's results of operations depend primarily on revenue generated as a result of its net interest income and noninterest income. Net interest income is the difference between the interest income the Corporation earns on its interest-earning assets (consisting primarily of loans and investment securities) and the interest the Corporation pays on its interest-bearing liabilities (consisting primarily of customer savings and money market accounts, time deposits and borrowings). Noninterest income consists primarily of service charges on deposit and loan accounts, gains on the sale of loans and investments, and loan servicing fees. The Corporation's results of operations are also affected by its provisions for loan losses and other expenses. Other expenses consist primarily of noninterest expense, including compensation and benefits, occupancy, equipment, data processing, marketing, automated teller machine costs and deposit insurance premiums. The Corporation's results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

Financial Condition
-------------------

     Total consolidated assets for the Corporation as of December 31, 2004, were $932,639,394, a 8.6% increase from the March 31, 2004, level of $858,875,881. This increase in assets was primarily attributable to the growth in loans receivable, which increased 12.8% to $742,355,144 at December 31, 2004 from $658,226,144 at March 31, 2004. The following is an analysis of the loan portfolio by major type of loans:

                                      December 31,          March 31,
                                         2004                 2004
                                     ------------         ------------
 First mortgage loans
   1-4 family                        $168,776,916         $181,625,282
   1-4 family construction             71,613,823           63,978,918
   Less participations                (65,211,495)         (74,278,637)
                                     ------------         ------------
     Net first mortgage loans         175,179,244          171,325,563
 Construction and land development     86,502,623           78,273,205
 Residential commercial real estate    71,003,481           53,135,324
 Non-residential commercial real
   estate                             299,555,640          255,026,647
 Commercial loans                      80,640,835           77,960,168
 Home equity secured                   34,589,464           26,296,475
 Other consumer loans                   6,052,073            6,330,294
                                     ------------         ------------
     Subtotal                         578,344,116          497,022,113
                                     ------------         ------------
     Subtotal                         753,523,360          668,347,676
                                     ------------         ------------
Less:
  Allowance for loan losses           (11,168,216)         (10,121,532)
                                     ------------         ------------
                                     $742,355,144         $658,226,144
                                     ============         ============

 Net residential loans               $173,607,451   23%   $169,751,995   26%
 Net commercial loans                  79,058,073   11%     76,393,834   12%
 Net commercial real estate loans     449,770,582   61%    380,085,298   57%
 Net consumer loans                    39,919,038    5%     31,995,017    5%
                                     ------------  ---    ------------  ---
                                     $742,355,144  100%   $658,226,144  100%
                                     ============  ===    ============  ===

Also contributing to the change in assets was the decline in available for sale (AFS) investment and mortgage-backed securities, which, combined, decreased to $95,573,355 at December 31, 2004 from $112,943,685 at March 31,
2004.

The tables below display the characteristics of the AFS and held to maturity
(HTM) portfolios as of December 31, 2004:

                                                                   Estimated
                                      Amortized       Net           Fair
                                         Cost      Gain/(Loss)      Value
                                   -----------  -----------    -----------
AFS Securities
  State and political subdivisions
    and U.S. government agency
    securities                       $53,559,624  $    94,591    $53,654,215
  Marketable equity securities         1,824,224    6,264,799      8,089,023
  Mutual funds                         5,000,000      (55,388)     4,944,612
  Corporate debt securities            8,962,613      116,526      9,079,139
  Mortage-backed securities and
    CMOs                              19,472,610      333,756     19,806,366
                                     -----------  -----------    -----------
     Total available-for-sale
       securities                     88,819,071    6,754,284     95,573,355
                                     -----------  -----------    -----------

HTM Securities
  State and political subdivisions
    and U.S. government agency
    securities                           369,558       20,474        390,032
  Mortgage-backed securities and
    CMOs                                 957,204       66,707      1,023,911
                                     -----------  -----------    -----------
     Total held-to-maturity
       securities                      1,326,762       87,181      1,413,943
                                     -----------  -----------    -----------
     Total securities                $90,145,833  $ 6,841,465    $96,987,298
                                     ===========  ===========    ===========

                                  Maturity Schedule of Securities
                          -------------------------------------------------
                              Available-For-Sale        Held-To-Maturity
                          ------------------------   ----------------------
                           Amortized   Estimated    Amortized   Estimated
                              Cost     Fair Value      Cost     Fair Value
                          -----------  -----------   ----------  ----------

Maturities:
  Within one year         $17,467,430  $17,603,488   $        6  $        6
  Two to five years        40,471,718   40,612,171    1,207,755   1,268,837
  Five to ten years         6,474,530    6,577,654       11,711      13,019
  Over ten years           17,581,169   17,746,407      107,290     132,081
                          -----------  -----------   ----------  ----------
                           81,994,847   82,539,720    1,326,762   1,413,943
                          -----------  -----------   ----------  ----------
Mutual funds and market-
  able equity securities
  (liquid)                  6,824,224   13,033,635        -           -
                          -----------  -----------   ----------  ----------
Total investment
  securities              $88,819,071  $95,573,355   $1,326,762  $1,413,943
                          ===========  ===========   ==========  ==========

     Total liabilities increased 10.0% to $824,418,863 at December 31, 2004, from $749,568,888 at March 31, 2004. This increase in liabilities was in large part a result of the growth in other borrowed funds, which increased 54.8% to $104,418,234 from $67,468,842 at March 31, 2004. The Bank borrowed additional funds from the FHLB to help fund the growth in net loans receivable to $742,355,144 as well as the investment in real estate for a joint venture of approximately $17 million. Also contributing to the net change in total liabilities was the increase in deposits of 3.5%, to $693,834,906 at December 31, 2004 from $670,259,218 at March 31, 2004. The following is an analysis of the deposit portfolio by major type of deposit at December 31, 2004 and March 31, 2004:


                                            December 31       March 31
                                               2004             2004
                                           ------------     ------------

Demand deposits
  Savings                                  $ 42,305,097     $ 40,526,619
  Checking                                   79,298,758       78,697,106
  Checking (noninterest-bearing)             55,426,927       44,773,672
  Money market                              135,668,741      131,310,670
                                           ------------     ------------
                                            312,699,523      295,308,067
                                           ------------     ------------
Time certificates of deposit
  Less than $100,000                        237,817,593      245,608,118
  Greater than or equal to $100,000         143,355,988      129,343,033
                                           ------------     ------------
                                            381,173,581      374,951,151
                                           ------------     ------------
Total deposits                             $693,873,104     $670,259,218
                                           ============     ============

     Also included in the December 31, 2004 balance sheet is an investment in real estate for a joint and venture and the corresponding borrowing. During the quarter ended December 31, 2004, the Bank's subsidiary (Westward Financial Services), as a 50% partner in the Greenbriar NW LLP, purchased an 82 acre parcel of land in Bellingham for future development. The partnership intends to develop the property in future years, into a neighborhood community to be
known as Fairhaven Highlands.   The $17.1 million shown on the Corporation's
Balance sheet as an asset at December 31, 2004 represents the current level of the investment in real estate joint ventures, including the Fairhaven Highlands joint venture. The $16.5 million shown in the liability section of the balance sheet represents the corresponding wholesale borrowing used to fund the investment in the Fairhaven Highlands joint venture. At this time, the partnership is in the process of meeting with the appropriate public and private entities, in its preliminary planning efforts relating to the future development of the property.

     Stockholders' equity at December 31, 2004 decreased 1.0% to $108,220,531 from $109,306,993 at March 31, 2004. This decrease was primarily attributable to the decrease in accumulated other comprehensive income to $4,417,306 at December 31, 2004 from $5,226,207 at March 31, 2004. The primary reason for the decline was the decrease in fair market value of various securities in the Bank's portfolio as a result of rising interest rates. The Corporation remains strong in terms of its capital position, with a stockholder equity-to-assets ratio of 11.6% at December 31, 2004, compared to 12.7% at March 31, 2004.

Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At December 31, 2004, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $63,047,360.

     As of December 31, 2004, the total book value of investments and mortgage-backed securities was $90,145,833 compared to a market value of $96,987,298 with an unrealized gain of $6,841,465. As of March 31, 2004, the total book value of investments and mortgage-backed securities was $106,938,668, compared to a market value of $114,997,574 with an unrealized
gain of $8,058,906.   The Bank foresees no factors that would impair its
ability to hold debt securities to maturity.

     As indicated on the Corporation's Consolidated Statement of Cash Flows, the Bank's primary sources of funds are cash flow from operations, which consist primarily of mortgage loan repayments, deposit increases, loan sales, borrowings and cash received from the maturity or sale of investment securities. The Bank's liquidity fluctuates with the supply of funds and management believes that the current level of liquidity is adequate at this time. If additional liquidity is needed, the Bank's options include, but are not necessarily limited to: 1) selling additional loans in the secondary market; 2) entering into reverse repurchase agreements; 3) borrowing from the FHLB of Seattle; 4) accepting additional brokered cd's, jumbo and/or public funds deposits; or 5) accessing the discount window of the Federal Reserve Bank of San Francisco.

     Stockholders' equity as of December 31, 2004 was $108,220,531, or 11.60% of assets, compared to $109,306,993, or 12.73% of assets at March 31, 2004. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of December 31, 2004 was 14.72%, compared to 16.6% as of March 31, 2004. These figures are well above the well-capitalized minimum of 10% set by the FDIC.

     The Corporation has had various stock buy-back programs since August 1996. In March 2004, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2005 fiscal year, allowing the Corporation to repurchase up to 10% of total shares outstanding, or approximately 1.04 million shares. This marked the Corporation's sixth stock repurchase plan. During the quarter ended December 31, 2004, the Corporation repurchased 56,852 shares at an average price of $19.71. In total, the Corporation has repurchased 344,102 shares at an average price of $18.84 under this plan.

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

Net Interest Income
-------------------

     Net interest income for the three months ended December 31, 2004 increased 12.1% to $9,208,420 from $8,215,922 in the same time period of the previous year. Interest on loans for the quarter ended December 31, 2004 increased 14.8% to $12,271,820, from $10,686,806 for the comparable quarter a year ago. Interest and dividends on investments and mortgage-backed securities for the three months ended December 31, 2004 decreased 20.9% to $1,022,340, from $1,292,028 for the comparable quarter a year ago. This decrease was a result of a lower level of investments and mortgage backed securities outstanding during the respective periods, as total investments decreased 27.6% to $105,303,488 at December 31, 2004 as compared to $145,549,762 at
December 31, 2003. Total interest income increased 11.0% to $13,294,160 from $11,978,834 in the comparable period one year ago.

     Total interest paid on deposits increased 3.7% to $3,314,915 at December 31, 2004 from $3,197,492 at December 31, 2003 due to an increased level of deposits outstanding along with a moderate increase in interest rates in the current period. Interest on borrowings increased 36.3% to $770,825 during the quarter ended December 31, 2004, compared to $565,420 for the comparable period one year ago. The increased expense in the current year was a result of a higher level of borrowings outstanding, as a portion of the Bank's loan portfolio growth was funded with wholesale borrowings. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

     Total interest income for the nine months ended December 31, 2004 increased 4.6% to $38,362,500 from $36,683,914. Total interest expense for the nine-month period ended December 31, 2004 decreased 1.1% to $11,697,785 from $11,831,629 for the nine months ended December 31, 2003. Net interest income for the nine-month period ended December 31, 2004 increased 7.3% to $26,664,715 from $24,852,285 for the comparable period one year.

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

     The provision for loan losses was $350,000 for the quarter ended December 31, 2004 compared to $220,000 for the quarter ended December 31, 2003. This increase resulted from management's ongoing analysis of changes in loan portfolio composition by collateral categories, overall credit quality of the portfolio, peer group analysis and current economic conditions. The reserve for loan losses was $11,168,216, or 1.50% of net loans receivable at December 31, 2004, compared to $9,491,010, or 1.54% of net loans receivable at December 31, 2003. The increased reserve level at December 31, 2004 compared to the December quarter one year ago was attributable to the continued loan portfolio growth in the higher-risk lending categories of commercial and multi-family construction/permanent loans and business loans during the period, which comprised $528,828,655, or 71.2% of the loan portfolio at December 31, 2004, versus $425,600,881, or 69.0% of the loan portfolio at December 31, 2003.

     As of December 31, 2004, there were 14 loans in the Bank's portfolio over 90 days delinquent and one loan on nonaccrual status. At December 31, 2004 total non-performing loans were $1,115,040 and the Bank had no real estate owned at December 31, 2004. Total non-performing assets represented 0.12%, or $1,115,040, of total assets at December 31, 2004 compared to 0.07%, or $581,076 of total assets at December 31, 2003.

                                                  As of December 31,
 Non-Performing Assets                          2004              2003
                                             ----------       ----------

 Accruing loans - 90 days past due           $  150,938       $ 238,168
 Non-accrual loans                              964,102            -
                                             ----------       ----------
 Total non-performing loans                   1,115,040          238,168
 Total non-performing loans/net loans             0.15%            0.04%
 Real estate owned                                -              342,908
                                             ----------       ----------
Total non-performing assets                   1,115,040          581,076
                                             ----------       ----------
Total non-performing assets/total assets          0.12%            0.07%

Noninterest Income
------------------

     Noninterest income for the three months ended December 31, 2004 increased 9.6% to $1,579,601 from $1,440,968 for the same time period a year ago. Service fee income increased 25.9% to $759,681 from $603,407 for the comparable quarter one year ago. The current quarter was positively impacted by revisions made to the Bank's fee schedule earlier in the year. The net gain on the sale of loans servicing released increased 15.0% to $221,385 during the current quarter from $192,487 in the comparable period one year ago. The net gain on sales of investment securities decreased to $1,312 in the quarter ended December 31, 2004 from $191,254 in the quarter ended December 31, 2003. The gains in the prior period were primarily a result of the sale of selected securities from the Bank's investment portfolio. Other noninterest income for the quarter increased 32.3% to $584,020 from $441,592 from the three months ended December 31, 2003. The primary reason for the increase is a result of increased profits recognized on a real estate development project from a joint venture of the Bank's wholly owned subsidiary, Westward Financial Services Corporation.

     Noninterest income for the nine months ended December 31, 2004 decreased 13.6% to $5,123,628 from $5,930,386 for the nine months ended December 31, 2003. Service fee income increased 12.7% to $2,420,911 during the current nine month period from $2,148,542 for the comparable period one year ago, primarily as a result of the revised fee schedule discussed above in the quarterly comparison. The net gain on the sale of loans servicing released declined 62.3% to $761,096 for the nine months ended December 31, 2004 from $2,018,905 in the comparable period one year ago. The primary reason for the decline was due to a lower amount of loans sold in the current quarter of $68 million versus $162 million in the prior period's active mortgage refinance market. The net gain/loss on sales of investment securities increased to $471,063 during the current nine month period from $235,602 for the comparable period one year ago. The gains in these periods were primarily attributable to the sale of selected securities from the Bank's investment portfolio. Other noninterest income decreased slightly to $1,401,931 for the nine months ended December 31, 2004 from $1,432,328 for the comparable period one year ago.

Noninterest Expense
-------------------

     Noninterest expense for the three months ended December 31, 2004 increased 13.4% to $5,814,704 from $5,125,364 for the comparable quarter one year ago. Compensation and employee benefits increased 9.1% for the quarter ended December 31, 2004 to $3,290,811 from $3,017,645 for the comparable quarter one year ago. The increase in compensation and employee benefits was primarily a result of the overall growth in employment at the Bank, including key additions to staff as the Bank continues its efforts to enhance its commercial banking expertise and staffing for the Bank's recently opened Marysville office. Building occupancy for the quarter ended December 31, 2004 increased 17.3% to $778,933 from $664,027 for the three months ended December 31, 2003. The primary reason for the increase in the current period was the opening of a full service retail office in Marysville, Washington. Other noninterest expense increased 16.0% to $1,236,158 for the current quarter from $1,065,267 for the comparable quarter one year ago. The primary reasons for the increase in the current period relates to expenses related to increased accounting services expenses for Sarbanes-Oxley 404 compliance work, and expenses related to opening the Marysville office in November 2004. Data processing expenses increased 141.7% to $373,809 for the three months ended December 31, 2004 from $154,648 for the comparable quarter one year ago, primarily as a result of increased expenses in the current period related to the Bank's core processor conversion effective November 4, 2004. Advertising and marketing expenses for the quarter ended December 31, 2004 decreased 39.7% to $134,993 from $223,777 from the comparable quarter one year ago. The increased expenses in the prior period were related to research and brand positioning of the Bank in its various markets.

     Noninterest expense for the nine months ended December 31, 2004 increased 9.4% to $16,741,833 from $15,303,867 for the nine months ended December 31, 2003. Compensation and employee benefits increased 8.7% to $9,470,826 for the current quarter from $8,712,800 for similar reasons discussed above in the quarterly comparison. Building occupancy expenses for the current nine months increased 7.9% to $2,122,940 from $1,967,583 for the comparable nine month period one year ago. Other expenses increased 7.1% to $3,834,986 for the nine months ended December 31, 2004 compared to $3,581,761 for the prior period one year ago. Data processing expenses increased 102.9% to $801,642 for the nine months ended December 31, 2004 from $395,080 in the prior year period. The current year period increase is primarily attributable to expenses related to the core data processor conversion, as shown above in the discussion on the quarterly results. The other significant contributing factor to this difference relates to an abnormally low level of expenses in the prior year period, as a result of a renegotiation of the Bank's contract with its core data processor at that time, which included substantial concessions in the first quarter of fiscal 2004, and a reduced monthly expense thereafter. Advertising and marketing expenses decreased 20.9% to $511,439 for the current nine month period from $646,643 for the nine months ended December 31, 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At December 31, 2004, the Corporation had no off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At December 31, 2004, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2004.

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

Changes in Internal Controls
----------------------------

     In the quarter ended December 31, 2004, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

            Horizon Financial Corporation has certain litigation and/or negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters are likely to have a materially adverse effect on the Corporation's financial position or results of operation.

Item 2.  Unregistered Sales of Securities and Use of Proceeds

The Corporation's common stock is traded on the NASDAQ National Market under the symbol "HRZB". As of December 31, 2004, there were 10,121,148 shares of common stock outstanding.

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

     The Corporation is "well-capitalized" in accordance with regulatory standards. The Corporation has had various stock buy-back programs since August 1996. In March 2004, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2005 fiscal year, allowing the Corporation to repurchase up to 10% of total shares outstanding, or approximately 1.04 million shares. This marked the Corporation's sixth stock repurchase plan. During the quarter ended December 31, 2004, the Corporation repurchased 56,852 shares at an average price of $19.71. In total, the Corporation has repurchased 344,102 shares at an average price of $18.84 under this plan.

     The following table sets forth information about the Corporation's purchases of its outstanding Common Stock during the quarter ended December 31, 2004.


                                                              (d) Maximum
                                                  (c) Total    Number (or
                                                  Number of   approximate
                                                     Shares  Dollar Value)
                                                  (or Units) of shares (or
                                                  Purchased   Units) that
                     (a) Total                   as Part of    May Yet Be
                     Number of     (b) Average     Publicly     Purchased
                    Shares (or      Price Paid    Announced     Under the
                       Units)        Per Share     Plans or      Plans or
   Period            Purchased (1)   (or Unit)    Programs      Programs (2)
----------------    ----------     -----------   ----------   --------------

October 1, 2004 -
  October 31, 2004    15,800          $19.66       303,050       736,950

November 1, 2004 -
  November 30, 2004   37,387           19.64       340,437       699,563

December 1, 2004 -
  December 31, 2004    3,665           20.60       344,102       695,898


Total                 56,852           19.71       344,102       695,898

----------
(1) Of these shares, no shares were purchased other than through a publicly announced program.
(2) In March 2004, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2005 fiscal year, allowing the Corporation to repurchase up to 10% of total shares outstanding, or approximately 1.04 million shares. This program expires when all shares under the plan have been repurchased, or March 31, 2005, whichever occurs first.

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

                                 HORIZON FINANCIAL CORP.



                                 By: /s/ V. Lawrence Evans
                                    --------------------------------
                                    V. Lawrence Evans
                                    Chairman, President, and
                                    Chief Executive Officer


                                 By: /s/ Richard P. Jacobson
                                    ---------------------------------
                                    Richard P. Jacobson
                                    Chief Financial Officer



                                 Dated: February 9, 2005
                                       --------------------

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

Date: February 9, 2005

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

Date: February 9, 2005

                                      /s/Richard P. Jacobson
                                      -----------------------------
                                      Richard P. Jacobson
                                      Chief Financial Officer

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


Dated:  February 9, 2005