Form 10-K
period 2005-03-31
HORIZON FINANCIAL CORP
filed 2005-06-10
CIK 1002682

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                       ----------------------------

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Fiscal Year Ended March 31, 2005         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number: 0-27062

                           Horizon Financial Corp.
 ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Washington                                               91-1695422
 --------------------------------------------                ----------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                              I.D. Number)

 1500 Cornwall Avenue, Bellingham, Washington                       98225
 --------------------------------------------                ----------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (360) 733-3050

Securities registered pursuant to Section 12(b) of the Act:   None
                                                              ----
Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock, par value $1.00 per share
                        ---------------------------------------
                                   (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES X   NO
                                                  ----    ----

      Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-K or any amendments to this Form 10-K.  YES      NO  X
                                                    ----    ----

      Indicate by check mark whether the registrant is an accelerated filer
(as defined in 12b-2 of the Act).  YES  X    NO
                                       ----     ----

      The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq Stock Market under the symbol "HRZB" on September 30, 2004, was $195,327,933 (10,168,034 shares at $19.21 per share).
As of May 31, 2005, the registrant had 9,978,313 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      1. Portions of the registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders. (Parts II. and III).

                            HORIZON FINANCIAL CORP.
                     2005 ANNUAL REPORT ON FORM 10-K
                             TABLE OF CONTENTS

                                                                  Page
                                                                  ----
PART I.
  Item 1. Business
            General..............................................   1
            Recent Developments..................................   1
            Lending Activities...................................   1
            Investment Activities................................  11
            Real Estate Development Subsidiary...................  14
            Bank Owned Life Insurance............................  14
            Deposit Activities and Other Sources of Funds........  14
            Competition..........................................  16
            Personnel............................................  17
            Regulation and Supervision...........................  18
            Taxation.............................................  24
            Available Information................................  26
  Item 2. Properties.............................................  27
  Item 3. Legal Proceedings......................................  29
  Item 4. Submission of Matters to a Vote of Security Holders....  29
PART II.
  Item 5. Market for Registrant's Common Equity, Related
          Stockholder Matters and Issuer Purchases of Equity
          Securities.............................................  29
  Item 6. Selected Financial Data................................  31
  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................  32
           Forward Looking Statements............................  32
           General...............................................  33
           Operating Strategy....................................  33
           Critical Accounting Estimate..........................  34
           Critical Accounting Policies..........................  35
           Financial Condition...................................  36
           Results of Operations.................................  38
           Yields Earned and Rates Paid..........................  41
           Rate/Volume Analysis .................................  43
           Liquidity and Capital Resources.......................  43
           Quantitative and Qualitative Disclosures About
             Market Risk.........................................  44
           Effects of Interest Rate Floors.......................  45
           Contractual Obligations...............................  45
           Off-Balance Sheet Arrangements........................  45
           Impact of Inflation...................................  45
           Recent Accounting Pronouncements......................  46
  Item 7A. Quantitative and Qualitative Disclosures About
           Market Risk...........................................  46
  Item 8.  Financial Statements and Supplementary Data...........  47
  Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...................  79
  Item 9A. Controls and Procedures...............................  79
  Item 9B. Other Information.....................................  79
PART III.
  Item 10. Directors and Executive Officers of the Registrant....  79
  Item 11. Executive Compensation................................  80
  Item 12. Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters........  80
  Item 13. Certain Relationships and Related Transactions........  80
  Item 14. Principal Accounting Fees and Services................  80
PART IV.
  Item 15. Exhibits and Financial Statement Schedules............  80

                                     (i)

                                     PART I

Item 1.  Business
-----------------

General
-------

      Horizon Financial Corp. ("Horizon Financial" or the "Corporation") was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank ("Horizon Bank" or the "Bank"), effective October 13, 1995. Effective June 19, 1999 the Corporation completed the acquisition of Bellingham Bancorporation, the $64.3 million, bank holding company for the Bank of Bellingham, which was merged with and into Horizon Bank. At March 31, 2005, the Corporation had total assets of $997.6 million, total deposits of $746.8 million and total equity of $107.0 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

      The Bank was organized in 1922 as a Washington State chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979, the Bank converted to a Washington State chartered mutual savings bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). On August 12, 1986, the Bank converted to a Washington state chartered stock savings bank under the name "Horizon Bank, a savings bank." The Bank became a member of the Federal Home Loan Bank ("FHLB") of Seattle in December 1998. Effective March 1, 2000, the Bank changed its name to its current name, "Horizon Bank."

      The Bank's operations are conducted through 18 full-service office facilities, three commercial loan centers, and three real estate loan centers, located in Whatcom, Skagit, Snohomish, and Pierce counties in Northwest Washington. The acquisition of Bellingham Bancorporation increased Horizon Financial's and Horizon Bank's presence in Whatcom County. During fiscal 2000, the Bank purchased a bank site in Marysville. In fiscal 2002, the Bank acquired a bank site in Lynnwood, which was remodeled and opened for business in March 2003. The Bank opened commercial banking/loan centers in Bellingham, and Everett and expanded its operations in Burlington during the first quarter of fiscal 2004. In November 2004, the Bank opened a full service office in Marysville. In April 2005, the Bank opened a full service office in Lakewood, located in Pierce County, just south of Tacoma. Future plans for the Bank include the opening of a full service regional facility in the first quarter of calendar 2006, which will replace the Bank's existing Everett office.

Recent Developments
-------------------

      On March 28, 2005, the Corporation announced that the Bank's Board of Directors had determined to convert the Bank from a Washington chartered savings bank organized under Title 32 of the Revised Code of Washington ("RCW") to a Washington chartered commercial bank organized under Title 30 of the RCW. The conversion of the Bank's charter requires the approval of the Washington Department of Financial Institutions ("Department"), the Bank's primary regulator. The Bank is in the process of preparing an application for filing with the Department and anticipates that the charter conversion will be completed in the second quarter of fiscal 2006.

Lending Activities
------------------

      General. The Bank's loan portfolio, net totaled $805.0 million at March 31, 2005, representing approximately 80.7% of its total assets. On that date, 15.6% of net loans receivable consisted of loans secured by mortgages on one-to-four family residential properties, 9.1% consisted of loans secured by mortgages on over four unit residential properties, and 71.5% consisted of commercial loans and commercial real estate loans. The balance of the Bank's outstanding loans at that date consisted of secured and unsecured consumer loans and loans secured by savings deposits.

      The Bank originates both fixed rate and adjustable rate mortgages ("ARMs") secured by residential, business, and commercial real estate, the majority of which include building improvements.

      The Bank has no significant concentration of credit risk other than that a substantial portion of its loan portfolio is secured by real estate located in the Bank's primary market area, which the Bank considers to be Whatcom, Skagit, Snohomish and Pierce Counties in Washington. This concentration of credit risk could have a material adverse effect on the Bank's financial condition and results of operations to the extent there is a material deterioration in the counties' economic and real estate values.

      In order to enable it to make the yields on its loan portfolio and investments more interest rate sensitive, the Bank has implemented a number of measures. Those measures include: (i) adoption of a policy under which the Bank generally originates long-term, fixed-rate mortgage loans when such loans are written to specifications promulgated by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and qualify for sale in the secondary market, (ii) origination of ARM loans on residential and commercial properties subject to market conditions, (iii) origination of variable rate commercial and consumer loans, and (iv) increased emphasis on originating shorter term loans for its portfolio, and selling much of its long-term mortgage loan production into the secondary market.

      The following table provides selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated.

                                                 At March 31,
                 -----------------------------------------------------------------------------------------
                      2005               2004              2003              2002               2001
                 --------------     ---------------   --------------    ---------------    ---------------
                 Amount  Percent    Amount  Percent   Amount  Percent   Amount  Percent    Amount  Percent
                 ------  ------     ------  -------   ------  ------    ------  -------    ------  -------
                                             (Dollars in thousands)
Type of Loan:
First mortgage
 loans:

  One-to-four
   family
   residential..$174,458    21.7%   $179,324   27.2%  $309,283   56.6%  $502,094   88.3%   $625,242   104.6%
  One-to-four
   family con-
   struction....  16,464     2.0      14,165    2.2     22,394    4.1     20,231    3.6      11,685     2.0
  Participations
   sold......... (65,125)   (8.1)    (74,279) (11.3)  (137,173) (31.7)  (228,874) (40.3)   (246,583)  (41.3)
                --------   -----    --------  -----   --------  -----   --------  -----    --------   -----
     Subtotal... 125,797    15.6     119,210   18.1    194,504   29.0    293,451   51.6     390,344    65.3

  Construction
   and land
   development.. 161,006    20.0     129,153   19.6     74,576   13.7     61,238   10.8      20,329     3.4
  Multi-family
   residential..  73,397     9.1      53,344    8.1     55,869   10.2     26,971    4.8      23,697     4.0
  Commercial
   real estate.. 323,464    40.2     255,273   38.8    182,158   33.3    125,173   22.0     112,072    18.8
  Commercial
   loans........  91,210    11.4      78,721   12.0     54,052    9.9     38,177    6.7      28,226     4.7
  Home equity
   secured......  35,913     4.5      26,985    4.1     22,716    4.2     23,887    4.2      22,763     3.8
  Other consumer
   loans........   5,961     0.7       5,662    0.8      6,900    1.3      5,293    0.9       4,928     0.8
                --------   -----    --------  -----   --------  -----   --------  -----    --------   -----
     Subtotal... 690,951    85.9     549,138   83.4    396,271   72.6    280,739   49.4     212,015    35.5
                --------   -----    --------  -----   --------  -----   --------  -----     -------   -----
     Total loans
      outstand-
      ing....... 816,748   101.5     668,348  101.5    590,775  101.6    574,190  101.0     602,359   100.8
Less:
  Loan loss
   reserve...... (11,767)   (1.5)    (10,122)  (1.5)    (8,506)  (1.6)    (5,887)  (1.0)     (4,977)   (0.8)
                --------    ----    --------  -----   --------  -----   --------  -----    --------   -----

     Net loans
      receiv-
      able..... $804,981   100.0%   $658,226  100.0%  $582,269  100.0%  $568,303  100.0%   $597,382   100.0%
                ========   =====    ========  =====   ========  =====   ========  =====    ========   =====

                                                     2

      Loan Maturity. The following table sets forth certain information at March 31, 2005 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.
                                             Due After
                             Due Within     1 Through      Due Over
                               1 Year         5 Years      5 Years
                             After March    After March   After March
                               31, 2005      31, 2005      31, 2005     Total
                             ----------      --------      --------     -----
                                                 (In thousands)

Commercial, commercial
 real estate, multi-
 family, construction
 and land development......   $406,801       $162,740      $69,507    $639,048
One-to-four family
 construction..............         --             --       16,464      16,464
One-to-four family
 residential, home
 equity, and other
 consumer loans............     53,417         66,802       29,250     149,469
                              --------       --------      -------    --------
Total......................   $460,218       $229,542      115,221    $804,981
                              ========       ========      =======    ========

      The following table sets forth the dollar amount of all loans due after one year after March 31, 2005 which have fixed interest rates and have floating or adjustable interest rates. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

                                                      Adjustable
                                      Fixed Rates       Rates         Total
                                      -----------     ----------    ----------
                                                    (In thousands)

Commercial, commercial real estate,
 multi-family construction and land
 development.........................   $ 79,092      $ 153,155      $ 232,247
One-to-four family construction......     16,464             --         16,464
One-to-four family residential, home
 equity, and other consumer loans....     51,109         44,943         96,052
                                        --------       --------       --------
  Total                                 $146,665       $198,098       $344,763
                                        ========       ========       ========

      Multi-Family, and Commercial Real Estate Lending. Commercial real estate loans, including multi-family, totaled $396.9 million, or 49.3% of net loans receivable at March 31, 2005. The Bank originates commercial real estate loans primarily secured by owner-occupied business facilities, apartment buildings, warehouses, mini-storage facilities, industrial use buildings, office and medical office buildings, hospitality facilities, commercial land development and retail shopping centers located in its market area. Commercial real estate loans typically range in principal amount from $500,000 to $10.0 million. At March 31, 2005, the largest commercial real estate loan on one property had an outstanding balance of $17.0 million and is secured by a destination resort and surrounding real estate located in the Bank's market area. This loan was performing according to its terms at March 31, 2005.

      Commercial adjustable rate mortgage loans are originated with variable rates which generally adjust annually after an initial period ranging from one to five years. These adjustable rate mortgage loans have generally utilized Prime or FHLB Advance Rates as indices, with principal and interest payments fully amortizing over terms of 15 to 25 years, and are generally due in ten years. The Bank has also originated fixed rate commercial loans due in five to 10 years, (with amortization terms of 10 to 25 years), along with 15 year fully amortizing loans. Commercial loans originated with interest rates fixed for the initial three, five year terms generally contain prepayment penalties during their fixed rate period ranging from 1.0% to 5.0% of the loan's outstanding balance.

      The Bank requires appraisals or evaluations on all properties securing commercial real estate loans. The Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. The Bank generally imposes a minimum debt coverage ratio of approximately 1.20 times for originated loans secured by income producing commercial properties. The Bank generally obtains loan guarantees from financially capable parties based on a review of personal financial statements, or if the borrower is a corporation, the Bank also generally obtains personal guarantees from corporate principals based on a review of the principals personal financial statements.

      Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to-four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to- four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 80% and carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The continued year-over-year increase in the commercial real estate portfolio is attributable to the Bank's desire to meet the growing demand in this sector of the lending market.

      Commercial Loans. The Bank's loan portfolio also includes a wide range of commercial loans to small and medium sized businesses. This portfolio presently includes lines of credit with floating rates and maturities of one year or less and term loans for the purchase of equipment, real estate and other operating purposes with maturities generally not exceeding ten years. These loans are secured by a variety of business assets including equipment, real estate, accounts receivable and inventory. These types of loans constituted $91.2 million, or approximately 11.4% of the Bank's net loan portfolio at March 31, 2005. Under certain conditions, the Bank also offers unsecured credit to qualified borrowers.

      Commercial lending carries increased risks compared to residential mortgage lending due to the heavy reliance upon the future income of the borrower and the uncertain liquidation value of the collateral. In the event of default, the liquidation of collateral is often insufficient to cover the outstanding debt. To mitigate these inherent risks, the Bank combines a conservative lending policy with experienced lending personnel responsible for the ongoing management and monitoring their assigned accounts.

      Construction Loans. The Bank provides construction financing for single-family dwellings and to a lesser extent makes land acquisition and development loans on properties intended for residential use. The interest rate charged by the Bank on these loans varies depending upon the type of security property and the creditworthiness of the borrower. At March 31, 2005, the Bank had $16.5 million, or 2.0% of net loans receivable in residential construction loans, as compared to $14.2 million, or 2.2%, of net loans receivable at March 31, 2004. At March 31, 2005, $54.1 million, or 33.6%, of the construction and land development portfolio consisted of "speculative" construction loans (i.e., loans on dwellings for which there is not an underlying contract for sales), as compared to $76.4 million, or 59.2% at March 31, 2004.

      Construction lending is generally considered to involve a higher level of risk as compared to one-to-four family residential permanent lending because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimate of value proves to be inaccurate, the Bank may be confronted at, or prior to, the maturity of the loan, with a project whose value is insufficient to assure full repayment. Loans for the construction of speculative homes carry more risk because the payoff for the loan is dependent on the builder's ability to sell the property prior to the time that the construction loan is due. To mitigate these risks, the Bank primarily deals with experienced builders, with acceptable credit histories, sound financial statements, and a proven track record in the industry. In addition, the Bank utilizes the services of experienced inspectors to monitor the progress and draw process of the more complex construction projects. The Bank also has an appraisal staff, who review each appraisal utilized by the Bank in analyzing prospective projects. Finally, members of the Bank's senior management and loan committees also have a significant amount of experience in the areas of construction lending, appraisals, and loan underwriting, further mitigating the Bank's risk in this area.

      One-to-Four Family Residential Loans. A significant lending activity of the Bank has historically been the granting of conventional loans to enable borrowers to purchase existing homes or construct new homes. The Bank's real estate loan portfolio also includes loans on two-to-four family dwellings, and loans made to purchase or refinance improved buildings to be used for residential housing. At March 31, 2005, approximately 13.6% of the Bank's net loans receivable consisted of loans secured by one-to-four residential real estate.

      The Bank's lending practices generally limit the maximum loan-to-value ratio on one-to-four family residential mortgage loans to 97% of the appraised value as determined by an independent appraiser, with the condition that private mortgage insurance generally be required on any home loans with loan-to-value ratios in excess of 80% of the appraised value. The Bank places this insurance with carriers approved by the Freddie Mac. The coverage generally limits the Bank's exposure to 72.0% of the loan amount. If private mortgage insurance is required, the borrower pays the premium at loan closing and any recurring premiums through an escrow reserve account established with the Bank for such period of time as the Bank requires the insurance coverage to be in force.

      The Bank presently originates both fixed-rate and ARMs secured by one-to-four family properties with a loan term not exceeding 30 years. Under certain conditions, ARM borrowers are allowed to convert to a fixed rate loan beginning on the first interest rate change date and ending on the fifth interest rate change date from the date of the loan note. In addition, certain consumer safeguards are built into the ARM instruments used by the Bank. These safeguards include limits on annual and lifetime interest rate adjustments. The Bank generally originates these loans in accordance with guidelines established by the Freddie Mac.

      Consumer Loans. The Bank makes a variety of loans for consumer purposes. Included among these are home equity loans, home equity lines of credit, loans secured by personal property, such as automobiles, boats, and other vehicles, loans secured by deposit accounts, unsecured loans, and loans for mobile homes located in mobile home parks.

      Horizon Bank actively markets consumer loans in order to provide a wider range of financial services to its customers and to achieve shorter terms and higher interest rates normally typical of such loans. At March 31, 2005, the Bank held $41.9 million of consumer loans.

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

      Consumer loans are made based on an evaluation of the borrower's creditworthiness, including income, other indebtedness, and satisfactory credit history, and the value of the collateral. Designated officers of the Bank or members of the Bank's Loan Committee approve consumer loan requests.

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

      The Bank accepts completed loan applications from all of its offices and processing is substantially centralized. Detailed information is obtained to determine the creditworthiness of the borrower and the borrower's ability to repay. Significant items appearing on the loan applications and accompanying material are verified through the use of written credit reports, financial statements, and confirmations. After analysis of the loan application, supporting documents and the property to be pledged as loan security, including an appraisal of the property by either a staff appraiser or an independent fee appraiser, the application is forwarded to the Bank's Loan Committee. Loan approval requires the signatures of two or three members of the Loan Committee depending on the size of the loan. The Loan Committee consists of officers of the Bank who are appointed by the Bank's Board of Directors. The Bank generally requires its mortgage notes to be co-signed individually by the principals on loans made to entities other than natural persons. Certain lending personnel have been given limited loan approval authority by the Board of Directors covering loans that would qualify for sale in the secondary market.

      Loan assumption requests of adjustable rate loans are handled by the Bank in a manner similar to new loan requests. Freddie Mac standards are generally applied to each request and full credit underwriting is required. For fixed rate loans, a sale or transfer of the secured property generally results in the Bank enforcing its due on transfer rights contained in the mortgage instrument.

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

      The Bank is a qualified servicer for both Freddie Mac and Federal National Mortgage Association ("Fannie Mae"). The Bank's general practice is to close its fixed-rate, one-to-four family residential loans on Freddie Mac loan documents in order to facilitate future sales to Freddie Mac as well as to other institutional investors. From time to time, depending upon interest rates and economic conditions, the Bank has sold participation interests in loans in order to provide additional funds for lending, to generate servicing fee income and to decrease the dollar amount of its intermediate and long-term fixed-rate loans. The sale of loans in the secondary mortgage market reduces the Bank's interest rate risk and allows the Bank to continue to make loans during periods when deposit flows decline or funds are otherwise unavailable for lending purposes. As of March 31, 2005, the Bank was servicing loans for others aggregating approximately $103.2 million for which it generally receives a fee payable monthly of .25% to .375% per annum of the unpaid balance of each loan. In February 2001, the Bank began selling much of its current loan production on a servicing released basis, and plans to continue doing so for many of the long-term fixed rate loan originations. All sales of loan interests by the Bank are made without right of recourse to the Bank by the buyer of the loan interests in the event of default by the borrower.

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

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment and income-producing commercial properties.

      Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to 100% of the commitment amount at March 31, 2005.

      The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of the dates indicated.

                                        At  March 31,
                                  -------------------------
                                     2005           2004
                                  ----------      ---------
                                       (In thousands)

Commitments to extend credit..... $219,647(1)      $80,275
Credit card arrangements.........    9,087           7,991
Standby letters of credit........    1,824           2,059

---------
(1)The increase in commitments to extend credit at March 31, 2005 was the result of significant growth in the Bank's construction and land development loan portfolio.

      Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower at the closing of the loan.

      The Bank's loan origination fees are generally 0% to 2.5% on conventional residential mortgages and 0% to 2.0% for commercial real estate loans. The total amount of deferred loan origination fees and unearned discounts at March 31, 2005 was $4.8 million. Any unamortized loan fees are recognized as income at the time the loan is sold or paid off.

      Income from loan origination and commitment fees varies with the volume and type of loans and commitments made and purchased and with competitive conditions in mortgage markets, which in turn responds to the demand for and availability of money. The Bank experiences an increase in loan fee income and other fee income, such as appraisal and loan closing fees, during periods of low interest rates because of the resulting demand for mortgage loans.
The Bank also receives other fees and income from charges relating to existing loans, which include late charges, and fees collected in connection with a change in terms or other loan modifications. These fees and charges have not constituted a material source of income.

      Loan Modifications. The Bank offers a loan modification program to assist existing customers who are considering refinancing their home loans. For a fee the Bank will modify customers' loans under the program. No new principal is required and only the interest rate and payment amounts are changed. All other terms and conditions remain the same. In fiscal 2005, the Bank modified $7.8 million of real estate loans, compared to $46.0 million during fiscal 2004 when interest rates were lower and as a result there was greater refinance activity.

      Delinquent Loans, Loans in Foreclosure and Foreclosed Property. Loans are defined as delinquent when any payment of principal and/or interest is past due. While the Bank generally is able to work out a satisfactory repayment schedule with a delinquent borrower, the Bank will undertake foreclosure proceedings if the delinquency is not otherwise resolved within 90 days. Property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until such time as it is sold or otherwise disposed of. As of March 31, 2005 there were no loans in the loan portfolio over 90 days delinquent and 16 loans on non-accrual status. The Bank had no real estate owned at March 31, 2005. Total non-performing assets represented $1.5 million or 0.15% of total assets at March 31, 2005 compared to $402,000, or 0.05% of total assets at March 31, 2004. Management does not anticipate incurring material losses from these loans.

      The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                           At March 31,
                             ------------------------------------------
                              2005     2004     2003      2002     2001
                              ----     ----     ----      ----     ----
                                       (Dollars in thousands)

Non-accrual loans..........  $ 1,481   $  --   $   242    $  --   $  --
Loans 90 days or more
 delinquent and accruing
 interest..................       --     339       350      618     832
Restructured loans.........       --      --        --       --      --
Real estate acquired
 through foreclosure.......       --      63     1,072      340      --
                             -------   -----   -------    -----   -----
  Total....................  $ 1,481   $ 402   $ 1,664    $ 958   $ 832
                             =======   =====   =======    =====   =====
As a percentage of
 net loans.................    0.18%   0.06%     0.29%    0.17%   0.14%
As a percentage of
 total assets..............    0.15%   0.05%     0.20%    0.12%   0.11%

      Additional interest income which would have been recorded had nonaccruing loans been current in accordance with their original terms was considered immaterial as of March 31, 2005. No interest income was recorded on nonaccrual loans for the year ended March 31, 2005.

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

      The amount, if any, to be added to allowance for loan losses is based upon a variety of factors. Many financial institutions establish required reserves based, to a great extent, upon their own experience. The Bank's loan portfolio has traditionally consisted primarily of loans secured by single family homes, and as a result, the loss experience has been minimal.

      Each individual loan, previously classified by management, or newly classified during the quarterly review, is evaluated for loss potential, and a specific amount or percentage deemed to be at risk is added to the overall required reserve amount. For the remaining portion of the portfolio, a reserve factor is applied that is consistent with the Bank's experience in that portfolio or with industry guidelines if management believes such guidelines are more appropriate. The applied percentage is also influenced by other economic factors as noted above.

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

      * Multi-Family Residential - While there have been minimal losses in this segment of the portfolio, the rental market is susceptible to the effects of an economic downturn. Although the Bank monitors loan-to-value ratios, the conditions that would create a default would carry through to a new owner which may require that the Bank discount the property or hold it until conditions improve.

      * Commercial Real Estate - As with multi-family loans, the classification of commercial real estate loans closely corresponds to economic conditions which will limit the marketability of the property, resulting in higher risk than a loan secured by a single-family residence. Commercial real estate loans have historically been assigned higher reserve levels than one-to-four family residential loans, but lower than commercial business loans.

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

      Management believes that the allowance for loan losses at March 31, 2005 was adequate at that date. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary.

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

      The Bank established an allowance for losses for the year ended March 31, 2005 in the amount of $ 11.8 million and $10.1 million for the year ended March 31, 2004. The Bank's loan loss reserve as of March 31, 2005, was 1.46% of net loans receivable.

      The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                        Year Ended March 31,
                           -------------------------------------------------
                             2005       2004      2003      2002       2001
                           -------    -------    ------    ------     ------
                                        (Dollars in thousands)
Allowance at beginning
 of period................ $10,122    $ 8,506    $5,887    $4,977     $4,757
Provision for loan losses.   1,700      1,915     2,740     1,089        320
Recoveries:
 First mortgage loans.....      --         --        --        --         --
 Commercial loans.........     168         79        --        --         --
 Credit card loans........       5          6         8         4          1
 Other consumer loans.....       1          1        --         4         --
                           -------    -------    ------    ------     ------
 Total recoveries.........     174         86         8         8          1

Charge-offs:
 First mortgage loans.....      --         --        --       (28)       (60)
   Commercial loans.......    (105)      (253)      (54)     (148)       (21)
   Credit card loans......    (104)      (124)      (71)       (5)       (20)
   Other consumer loans...     (20)        (8)       (4)       (6)        --
   Total charge-offs......    (229)      (385)     (129)     (187)      (101)

   Net charge-offs........     (55)      (299)     (121)     (179)      (100)
                           -------    -------    ------    ------     ------
Allowance at end of
 period................... $11,767    $10,122    $8,506    $5,887     $4,977
                           =======    =======    ======    ======     ======

Allowance for loan losses
 as a percentage of net
 loans receivable at the
 end of the period........   1.46%      1.48%     1.35%    0.96%       0.78%

Net charge-offs as a
 percentage of average
 loans outstanding
 during the period........   0.01%      0.05%     0.02%    0.03%       0.02%

Allowance for loan losses
 as a percentage of non-
 performing assets
 at end of period......... 794.53%  2,518.51%   511.09%   614.70%    597.94%


      The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                           At March 31,
                     ---------------------------------------------------------------------------------------
                           2005               2004               2003            2002             2001
                     ----------------  ----------------  ----------------  ----------------  ---------------
                             Percent           Percent           Percent           Percent           Percent
                             of Loans          of Loans          of Loans          of Loans         of Loans
                             in Each           in Each           in Each           in Each          in Each
                             Category          Category          Category          Category         Category
                             to Total          to Total          to Total          to Total         to Total
                     Amount    Loans   Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans
                     ------    -----   ------   -----    ------   -----    ------   -----    ------   -----
                                                (Dollars in thousands)
One-to-four family
 residential, home
 equity, and other
 consumer loans.....$ 1,052     8.9%  $ 1,574    15.6%   $1,780    20.9%   $2,105   35.8%   $2,468    49.6%
Commercial,
 commercial real
 estate, multi-
 family, and
 construction
 and land
 development........ 10,715    91.1     8,547    84.4     6,726    79.1     3,782   64.2     2,509    50.4
                    -------   -----   -------   -----    ------   -----    ------  -----    ------   -----
 Total allowance
  for loan
  losses............$11,767   100.0%  $10,121   100.0%   $8,506   100.0%   $5,887  100.0%   $4,977   100.0%
                    =======   =====   =======   =====    ======   =====    ======  =====    ======   =====




      The Bank had an allowance of $0, $0, $0, $50,000 and $0 for real estate acquired through foreclosure at March 31, 2005, 2004, 2003, 2002 and 2001, respectively.

Investment Activities
----------------------

      Under Washington law, savings banks are permitted to own U.S. government and government agency obligations, commercial paper, corporate bonds, mutual fund shares, and debt and equity obligations issued by creditworthy entities, whether traded on public securities exchanges or placed privately for investment purposes. The Bank holds a diverse portfolio of money market instruments, U.S. Treasury obligations, federal agency securities, municipal securities, common stock, preferred stock and corporate notes.

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

      The amortized cost of the Bank's investment securities of the type described above at March 31, 2005 was $67.2 million with a market value of $72.2 million. For further information concerning the Bank's investment securities portfolio, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

      The Bank also invests in mortgage-backed securities. At March 31, 2005, these securities had an amortized cost of $19.2 million and a market value of $19.4 million.

      The following table presents the amortized cost of the Bank's investment securities portfolio. The market value of the Bank's investment securities portfolio at March 31, 2005 was approximately $91.6 million. This table also includes interest-bearing deposits and cash equivalents.

                                          At March 31,
                                -------------------------------
                                  2005       2004       2003
                                --------   --------   ---------
                                         (In thousands)
Investment securities:
 U.S. Government:
  Available for sale.......... $ 54,034    $ 57,397   $ 38,821
  Held to maturity............      370         369        369
                               --------    --------   --------
                                 54,404      57,766     39,190
Mortgage-backed securities(1):
  Available for sale..........   18,353      27,363     37,141
  Held to maturity............      885       1,544      2,793
                               --------    --------   --------
                                 19,238      28,907     39,934
Other securities(2):
  Available for sale..........   12,762      20,266     27,386
  Held to maturity............       --          --         --
                               --------    --------   --------
                                 12,762      20,266     27,386
                              --------    --------   --------
   Total investments..........   86,404     106,939    106,510
Interest bearing deposits
 and cash equivalents.........   27,158      39,199     75,013
                               --------    --------   --------
                               $113,562    $146,138   $181,523
                               ========    ========   ========

----------
(1) Consists of mortgage-backed securities and collateralized mortgage obligations ("CMOs").
(2) Consists of corporate debt securities, marketable equity securities and mutual funds.

      At March 31, 2005, the Bank did not have any investment securities (exclusive of obligations of the U.S. government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.


      The following table sets forth the scheduled maturities, amortized cost, market values and average yields for the Bank's investment securities at March 31, 2005.

                                                          At March 31, 2005*
                  ----------------------------------------------------------------------------------------
                                      More than      More than
                      1 Year           1 to 5         5 to 10        More than              Total
                     or Less           Years           Years         Ten Years     Investment Securities
                  -------------    -------------    -------------   -------------   ----------------------
                  Amor-   Aver-    Amor-   Aver-    Amor-   Aver-   Amor-   Aver-   Amor-            Aver-
                  tized   age      tized   age      tized   age     tized   age     tized   Market   age
                  Cost    Yield    Cost    Yield    Cost    Yield   Cost    Yield   Cost    Value    Yield
                  -----   -----    -----   -----    -----   -----   -----   -----   -----   -----    -----
                                                      (Dollars in thousands)
U.S. government,
 agency securi-
 ties, state
 and political
 subdivisions:
 Available for
  sale.......... $14,101   4.46%  $35,296   3.60%   $2,981   4.43%  $1,656    4.78% $54,034  $53,391   3.90%
 Held to
  maturity......      --     --       370   4.30        --     --       --      --      370      383   4.30
                 -------   ----   -------   ----    ------   ----  -------    ----  -------  -------     ----
                  14,101   4.46    35,666   3.61     2,981   4.43    1,656    4.78   54,404   53,774   3.90
Mortgage-backed
 securities:
 Available for
  sale..........      56   5.96        --     --     3,335   5.57   14,962    4.22   18,353   18,510   4.45
 Held to
  maturity......      --     --       771   6.39        11   9.21      103    9.37      885      926   6.77
                 -------   ----   -------   ----    ------   ----  -------    ----  -------  -------   ----
                      56   5.96       771   6.39     3,346   5.58   15,065    4.25   19,238   19,436   4.56
Other:
 Available for
  sale..........   9,080   4.06     3,682   4.75        --     --       --      --   12,762   18,435   4.26
 Held to
  maturity......      --     --        --     --        --     --       --      --       --       --     --
                   9,080   4.06     3,682   4.75        --     --       --      --   12,762   18,435   4.26
                 -------   ----   -------   ----    ------   ----   -------   ----  -------  -------     ----
 Total.......... $23,237   4.31%  $40,119   3.77%   $6,327   5.04%  $16,721   4.30% $86,404  $91,645   4.10%
                 =======   ====   =======   ====    ======   ====   =======   ====  =======  =======   ====

----------
*     At March 31, 2005, yields on the Bank's tax-exempt obligations had not been computed on a tax equivalent basis.

Real Estate Development Subsidiary
----------------------------------

      Westward Financial Services, Inc ("Westward"), a land development company, is a wholly owned subsidiary of the Bank. Westward has been in the real estate development business since the 1970s, primarily focused on residential land development. Westward recently completed a 110 lot residential development in north Bellingham ("Stoneybrook"), with the final 11 lots scheduled to close in the first quarter of fiscal 2006. Income attributable to Westward totaled $491,143, $522,429, and $291,650 for fiscal years 2005, 2004, and 2003, respectively. The majority of the lot sales for the "Stoneybrook" development occurred in fiscal years 2005 and 2004, which accounts for the differing income amounts in these periods.

      In October 2004, Westward entered into a real estate development joint venture in Greenbriar Northwest LLC ("GBNW"), an established residential land development company headquartered in Bellingham,Washington (50% owned by Westward and 50% by Greenbriar Construction, a Bellingham based real estate
development company).   This joint venture involves approximately 85 acres of
land in south Bellingham, and current plans include developing the property into 739 residential units, in a new neighborhood to be known as "Fairhaven
Highlands."    The investment in real estate is recorded as an asset on the
Corporation's balance sheet, and the related debt is recorded as a liability. The real estate joint venture has a carrying amount of approximately $17.2 million, with a related borrowing of approximately $16.7 million. One-half of the borrowing expense related to the joint venture is recognized as an expense on the Corporation's financial statements as incurred, with the remainder being capitalized. The Corporation is presently not recognizing any income related to this joint venture, as it is in the early stages of development. For additional details on this joint venture, please see Note 1 - Nature of Operations and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements, contained in Item 8 of this Form 10-K.

Bank Owned Life Insurance
-------------------------

      At March 31, 2005, the Bank held $13.6 million in bank owned life insurance ("BOLI"), compared to $13.8 million at March 31, 2004. The majority of the Bank's BOLI assets are concentrated in two policies, each in the
approximate amount of $5.5 million.   These two policies were purchased in
March and April 2002, for approximately $5.0 million per policy. These policies are with Mass Mutual and New York Life, two of the highest rated BOLI providers. Both of these firms continue to receive high ratings from AM Best, Fitch, Standard & Poors and Moodys.

Deposit Activities and Other Sources of Funds
---------------------------------------------

      General. Savings accounts and other types of deposits have traditionally been important sources of the Bank's funds for use in lending and for other general business purposes. In addition to deposit accounts, the Bank derives funds from loan repayments, loan sales, and borrowings and operations. The availability of funds from loan sales is influenced by general interest rates and other market conditions. Loan repayments are a relatively stable source of funds while deposit inflows and outflows vary widely and are influenced by prevailing interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer term basis to support expanded lending activities.

      Deposits. Horizon Bank offers several deposit accounts, including Regular Passbook and Statement Savings Accounts, Personal and Business Checking Accounts, Money Market with and without Check Access and Certificates of Deposit Accounts with maturities ranging from 30 days up to ten years. Certificates of Deposit account requirements vary according to minimum principal balances, the time period the funds must remain on deposit and the interest rate determined for each term and minimum balance.

      The following table sets forth certain information concerning the deposits at the Bank.


                                        Year Ended March 31,
                       -----------------------------------------------------
                             2005               2004              2003
                       ----------------- ----------------- -----------------
                                Weighted          Weighted          Weighted
                       Average  Average  Average  Average  Average  Average
Type                   Balance    Rate   Balance    Rate   Balance    Rate
------------------     -------    ----   -------    ----   -------    ----


Savings...........    $ 40,956    0.53%  $ 39,611   0.73%  $36,652    1.19%
Checking..........     131,440    0.33    107,933   0.46    82,516    0.60
Money Market......     134,144    1.26    122,314   1.08   126,080    1.75
Time Deposits.....     383,161    2.86    373,725   2.99   391,576    3.73
                      --------    ----   --------   ----  --------    ----
   Total..........    $689,701    1.92%  $643,583   2.06% $636,824    2.79%
                      ========    ====   ========   ====  ========    ====

      The following table indicates the amount of the Bank's deposits by time remaining until maturity as of March 31, 2005 of $100,000 or more.

                                               Certificates
                    Maturity Period             of Deposit
              --------------------------      --------------
                                              (In thousands)

                Three months or less...........  $24,429
                Over three through six months..   27,853
                Over six through twelve months.   48,922
                Over twelve months.............   83,072
                                                --------
                 Total......................... $184,276
                                                ========

      The Bank has a number of different programs designed to attract both short-term and long-term savings of the general public by providing a wide assortment of accounts and rates. These include traditional savings accounts, nonnegotiable time deposits with minimum deposits of $100,000 and terms of 30 days to five years called Jumbo Certificates of Deposit, nonnegotiable, nontransferable time deposits with minimum deposits of $500 and terms from 30 days to five years at fixed rates, 12-month to 10-year variable rate fixed term certificates, Individual Retirement Accounts ("IRAs"), Qualified Retirement Plans, transaction accounts such as regular checking, and money market deposit accounts ("MMDAs") with and without limited check access.

      The Bank's practice on early withdrawal penalties is applicable only to time deposits. Management believes that in periods of rising interest rates this practice will discourage depositors from making premature withdrawals for the purpose of reinvesting in higher rate time deposits.

      The minimum amount required to open a time deposit varies from $500 to $100,000, depending on the type of time deposit. Pricing of rates on time deposits with maturities from 30 days to ten years are determined periodically by the Bank, based upon competitive rates and local market rates, national money market rates, and yields on assets of the same maturity.

      The Bank's Personal MMDA currently has a $1,000 minimum deposit and has a tiered pricing program, with interest rates that vary by account dollar balance -- $1,000, $10,000, $25,000, $50,000 and higher. The Bank's Business
MMDA has tiers of $1,000, $10,000, $50,000, $100,000 and higher, with a $1,000 minimum deposit. These accounts have no maturity requirements, no regulatory interest rate ceilings, and limited check writing privileges. The interest rates on these accounts are adjusted by the Bank periodically, based on money
market conditions.   The Bank currently has a $10,000 minimum deposit  money
market and has a tiered pricing program, with interest rates that vary by account dollar balance -- $10,000, $25,000, $50,000 and higher. The Bank also offers a $25,000 minimum deposit money market and has a tiered pricing program, with interest rates that vary by account dollar balance -- $25,000, $50,000, $100,000 and higher. These accounts have no maturity requirements, no regulatory interest rate ceiling, and no check writing privileges. The interest rates on the account are adjusted by the Bank periodically or as dictated by money market conditions.

      The large variety of deposit accounts offered by the Bank has increased its ability to retain deposits and has allowed it to be competitive in obtaining new funds, although the threat of disintermediation (the flow of funds away from the Bank into direct investment vehicles, such as common stocks and mutual funds) still exists. The Bank's ability to attract and retain deposits and its cost of funds have been, and will continue to be, significantly affected by capital and money market conditions.

      Horizon Bank attempts to control the flow of deposits by pricing its accounts to remain competitive with other financial institutions in its market area but does not necessarily seek to match the highest rates paid by competing institutions.

      The senior officers of the Bank meet periodically to determine the interest rates which the Bank will offer to the general public. These officers consider the amount of funds needed by the Bank on both a short-term and long-term basis, the rates being offered by the Bank's competitors, alternative sources of funds and the projected level of interest rates in the future.

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

      Brokered Deposits. The Bank also utilizes brokered deposits as a supplemental source of funding, when appropriate. During fiscal 2005, the Bank increased its balances in brokered deposits from $0 at March 31, 2004 to $27.5 million at March 31, 2005. The rates paid on these deposits are comparable to the rates on similar term from the Bank's alternative sources of funding (such as wholesale borrowings, discussed below). The Bank intends to continue utilizing brokered deposits to support its funding needs.

      Borrowings. In December 1998, the Bank joined the FHLB of Seattle which provides it with access to a variety of wholesale funding options. In addition, the Bank's securities portfolio provides additional borrowing capacity in the reverse repurchase markets. The Bank also has other borrowed funds in the form of retail repurchase agreements. These agreements are collateralized by securities held by a safekeeping agent not under control of the Bank. These funds are considered overnight borrowings and bear interest at rates that fluctuate daily based on current market rates. At March 31, 2005, the Bank had $119.1 in borrowings, compared to $67.5 million at March 31, 2004. Access to these wholesale borrowings allows management to meet cyclical funding needs, and assists in interest rate risk management efforts.

      For additional information on borrowings, see Note 11 of the Notes to the Consolidated Financial Statements contained in Item 8 of the Form 10-K.

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

Personnel
---------

      At March 31, 2005, Horizon Bank employed 244 full-time and 22 part-time employees. Horizon Bank employees are not represented by any collective bargaining agreement. Management of Horizon Bank considers its relations with its employees to be good.

      Executive Officers of the Registrant

      The executive officers of the Corporation and the Bank are as follows:

                         Age at
Name                 March 31, 2005                Position
----------------     --------------   -------------------------------------

V. Lawrence Evans          58         Chairman of the Board, Chief Executive
                                      Officer and President of the
                                      Corporation; and Chairman of the Board
                                      and Chief Executive Officer of the Bank

Dennis C. Joines           55         President, Chief Operating Officer and
                                      Director of the Bank; Executive Vice
                                      President and Director of the
                                      Corporation

Richard P. Jacobson        42         Vice President and Secretary of the
                                      Corporation and Executive Vice President and Secretary of the Bank

Steve L. Hoekstra          54         Executive Vice President of the Bank

Kelli J. Holz              36         Vice President of the Corporation and
                                      the Bank

A.R. (Gus) Ayala           55         Senior Vice President of the Bank

Tammy D. Barnett           41         Senior Vice President of the Bank

Frank  Jeretzky            57         Senior Vice President of the Bank

Jane L. VanVoorst          53         Senior Vice President of the Bank

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

      DENNIS C. JOINES became President and Chief Operating Officer of the Bank and a Director of the Corporation and the Bank on April 23, 2002. He joined the Bank following an extensive career in the Pacific Northwest banking industry for over 30 years. Most recently, Mr. Joines was Senior Vice President/National Small Business and SBA Manager for Washington Mutual Bank from 2001 to 2002. Prior to that time, he served in a variety of key roles at KeyBank from 1993 to 2001.

      RICHARD P. JACOBSON joined the Bank in 1987 and was appointed Vice President/Finance and Corporate Secretary in December 1994. In March 1998, Mr. Jacobson was appointed Senior Vice President of the Bank. In March 2000, he was appointed Executive Vice President of the Bank and is currently the Chief Financial Officer.

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

      A.R. (GUS) AYALA joined the Bank in connection with the merger of Bellingham Bancorporation effective June 19, 1999. He served as Chief Financial Officer for the Bank of Bellingham from September 1997 until completion of the merger. Previously, he was Senior Vice President with a commercial bank in Lompoc, California. He is currently Senior Vice President, and Operations Manager for the Bank.

      TAMMY D. BARNETT joined the Bank in 1994. From 1994 to March 2003, she was the Branch Manager of the Burlington office. She was appointed Vice President in March 2002. In March 2003, she was appointed Senior Vice President, and is currently the Bank's Mortgage Loan Operations Manager.

      FRANK JERETZKY joined the Bank in 2004 as Senior Vice President, Senior Commercial Real Estate Lending Executive. Previously, Mr. Jeretzky was a Commercial Real Estate Specialist for First Mutual Bank from 1996 until 2004.

      JANE L. VANVOORST joined Horizon Bank in May, 2002 as Vice President, Consumer Lending Manager. In March 2004, she was appointed Senior Vice President, Retail Sales Manager. Previously, Mrs. VanVoorst was Senior Vice President, District Retail Leader for Key Bank from 1998 to 2002.

Regulation and Supervision
--------------------------

      The Bank.

      General. As a state-chartered, federally insured bank, Horizon Bank is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. Horizon Bank is regularly examined by the FDIC and its state regulators, and files quarterly and periodic reports concerning the Bank's activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of deposit accounts and the form and content of loan documents.

      Federal and state banking laws and regulations govern all areas of the operation of the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payments are deemed to constitute an unsafe and unsound practice. The respective primary federal regulators of the Corporation and the Bank have authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

      State Regulation and Supervision. As a state-chartered savings bank, the Bank is subject to applicable provisions of Washington law and regulations of the Washington Department of Financial Institutions. State law and regulations govern the Bank's ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. Under state law, Washington savings banks also generally have all of the powers that federal savings banks have under federal laws and regulations. The Bank is subject to periodic examination and reporting requirements by and of the Washington Department of Financial Institutions, Division of Banks.

      Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to applicable limits, of depository institutions.
The FDIC currently maintains two separate deposit insurance funds: the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF"). The BIF is for commercial banks and some state-chartered savings banks and the SAIF is for most savings associations. The Bank is insured under the BIF fund. As an insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank.

      The FDIC has established a risk-based system for setting deposit insurance assessments. Under this system, an institution's insurance assessment varies according to the level of capital the institution holds, the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100. Both funds currently meet this reserve ratio. Since 1997, the assessment rate for both SAIF and BIF deposits has ranged from zero to 0.27% of covered deposits. As a well capitalized bank, Horizon Bank qualified for the lowest rate on its deposits for 2005, and therefore, paid no deposit insurance assessments.

      In addition to deposit insurance assessments, the FDIC is authorized to collect assessments against insured deposits to be paid to the Financing Corporation ("FICO") to service FICO debt incurred in the 1980s to help fund the thrift industry cleanup. The FICO assessment rate is adjusted quarterly. For the first quarter of 2005, the annualized rate was 1.44 cents per $100 of insured deposits.

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

      Capital Requirements. Federally insured savings institutions, such as Horizon Bank, are required to maintain a minimum level of regulatory capital. FDIC regulations recognize two types, or tiers, of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common stockholders' equity and noncumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50% of Tier 1 capital.

      The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At March 31, 2005, the Bank had Tier 1
leverage capital of 10.8%.   Horizon Bank has not been notified by the FDIC of
any higher capital requirements specifically applicable to it.

      FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. At March 31, 2005, the Bank's determined that its total risk-based ratio was 13.7% and its Tier 1 risk-based capital ratio was 12.1%.

      The Washington Department of Financial Institutions requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At March 31, 2005, Horizon Bank had a net worth of 10.7% of total assets.

      Horizon Bank's management believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements. For additional information concerning the Bank's capital, see Note 14 of the Notes to the Consolidated Financial Statements.

      Federal Deposit Insurance Improvement Act ("FDICIA"). Horizon Bank has more than $500 million in assets and therefore, is required to comply with the provisions of FDICIA. In general, FDICIA requires the Bank to conduct an annual independent audit of its financial statements, appoint an independent audit committee of outside directors, report on and assess management's responsibilities for preparing financial statements, and establish an internal control structure.

      An independent accountant must attest to and report on the assertions in management's reports concerning these internal controls with the desired outcome of efficient and effective operations; the safeguarding of assets; reliable financial reporting and compliance with applicable laws and regulations.

      The FDIC as the primary regulator of the Bank has outlined the requirements for compliance with FDICIA, but does not provide specific guidance on the internal control structure, documentation, or procedures to test the Bank's effectiveness. It is up to each bank to establish, document and design procedures to evaluate and test the internal control structure over financial reporting and compliance with designated laws and regulations that minimally include loans to insiders and dividend restrictions.

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


      Federal Home Loan Bank System. The FHLB of Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, the Bank is required to purchase and hold stock in the FHLB of Seattle in an amount equal to .75% of home mortgage loans and pass through securities plus
3.5% of the advances outstanding.   As of March 31, 2005, Horizon Bank held
stock in the FHLB of Seattle in the amount of $7.2 million. See "Business -- Savings Activities and Other Sources of Funds -- Borrowings."

      Federal Reserve System. The Federal Reserve Board requires, under Regulation D, that all depository institutions, including savings banks, maintain reserves on transaction accounts and nonpersonal time deposits.
These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $47.6 million of transactions accounts, of which the first $7.0 million is exempt, and 10% of the remainder. Currently, there is no reserve requirement on nonpersonal time deposits with original maturities of less than 1.5 years. As of March 31, 2005, the Bank was in compliance with the Federal Reserve Bank's reserve requirements.

      Prompt Corrective Action. The FDIC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be undercapitalized. An institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be significantly undercapitalized and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be critically undercapitalized. In most instances, the FDIC is required to appoint a receiver or conservator for a savings institution that is critically undercapitalized. FDIC regulations also require that a capital restoration plan be filed with the FDIC within 45 days of the date a savings institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

      At March 31, 2005, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

      The Corporation.

      General. The Corporation, as the sole stockholder of the Bank, is a bank holding company and is registered as such with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the Federal Reserve. As a bank holding company, the Corporation is required to file with the Federal Reserve annual reports and such additional information as the Federal Reserve may require and will be subject to regular examinations by the Federal Reserve. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.


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

      Financial Services Modernization Act. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. The Act modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the Act:

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

      The USA Patriot Act. In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA Patriot Act, was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. Title III of the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.

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

      * Financial institutions must implement a risk-based customer identification program in connection with opening new accounts. The program must contain requirements for identity verification, record-keeping, comparison of information to government-maintained lists and notice to customers.

      * Financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-U.S. persons or their representatives must establish appropriate, specific, and, where necessary, enhance due diligence policies, procedures, and controls designed to detect and report money laundering.

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

      Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act").

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

      Acquisitions. The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve may approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities include: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

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

      Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for banks. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. The Corporation's total risk based capital must equal 8% of risk-weighted assets and one- half of the 8%, or 4%, must consist of Tier 1
(core) capital. At March 31, 2005, the Corporation's capital position was in excess of these requirements with total risk based capital of 13.7% of risk-weighted assets and Tier 1 (core) capital of 12.1% of risk-weighted assets.

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

      Tax Bad Debt Reserves. Historically, savings institutions such as the Bank, which met certain definitional tests primarily related to their assets and the nature of their businesses, were permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, have been deducted in arriving at the Bank's taxable income. For purposes of computing the deductible addition to its bad debt reserve, the Bank's loans were separated into "qualifying real property loans" (i.e., generally those loans secured by interests in residential real property) and all other loans ("non-qualifying loans"). The following formulas were used to compute the bad debt deduction with respect to qualifying real property loans: (i) actual loss experience or (ii) a percentage equal to 8% of taxable income. The deduction with respect to non-qualifying loans was computed under the experience method. Reasonable additions to the reserve for losses on non-qualifying loans were based upon actual loss experience and would reduce the current year's addition to the reserve for losses on qualifying real property loans, unless that addition was also determined under the experience method. The sum of the additions to each reserve for each year was the Bank's annual bad debt deduction.

      The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all financial institutions for tax years beginning after December 31, 1995. These rules also required that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on the net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction is determined under the experience method using a formula based on actual bad debt experience over a period of years or, if the Bank is a "large" association" (assets in excess of $500 million) on the basis of net charge-offs during the taxable year. The rules allowed an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years was equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans were included and the institution could have elected to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution was permitted to postpone the reserve recapture, it must have begun its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves would not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to stockholders.

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

      Audits. The Bank has not been audited by the Internal Revenue Service during the past five years.

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

                                        Net Book
                           Year        Value as of      Square      Leased/
                          Opened      March 31, 2005     Feet        Owned
                         --------    ---------------    ------     ---------
                                      (In thousands)
Bellingham Main
 Office                    1971          $1,837        19,179       Owned
 1500 Cornwall Avenue
 Bellingham, WA 98225

Bellingham/Meridian        1987             813         4,650       Owned
 4110 Meridian Street
 Bellingham, WA 98226

Ferndale Office            1976             288         3,692       Owned
 Third and Main
 Ferndale, WA 98248

Lynden Office              1981             544         3,702       Owned
 Third and Grover Streets
 Lynden, WA 98264

Blaine Office              1976             644         3,610       Owned
 Fourth & "H" Streets
 Blaine, WA 98230

Mount Vernon Office        1976             261         3,275       Owned
 1503 Riverside Dr.
 Mount Vernon, WA 98273

Anacortes Office           1987             748         3,650       Owned
 1218 Commercial Avenue
 Anacortes, WA 98221

Snohomish Office           1987             151         1,388       Owned
 620 2nd Street
 Snohomish, WA 98290

Everett Office             1991              31         1,972      Leased
 909 S.E. Everett Mall
   Way, #E-500
 Everett, WA 98208

Burlington Office          1994           1,164         3,980       Owned
 1020 S. Burlington Blvd
 Burlington, WA  98232

                         (table continues on following page)

                                        Net Book
                           Year        Value as of      Square      Leased/
                          Opened      March 31, 2005     Feet        Owned
                         --------    ---------------    ------     ---------
                                  (In thousands)

Edmonds Office             1994           $2,064        15,265       Owned
 130 Fifth Avenue South
 Edmonds, WA  98020

Murphy's Corner Office     2000            1,670         3,720       Owned
 12830 Bothell Everett Hwy.
 Everett, WA 98208

Barkley Office             1999            3,009        14,691       Owned
  2122 Barkley Blvd.
  Bellingham, WA 98228

Holly Street Office        1999              418         4,000       Owned
  211 E. Holly Street
  Bellingham, WA 98227

Alabama Office             1999              722         4,500       Owned
  802 Alabama Street
  Bellingham, WA 98228

Marysville Office (1)      2004            2,403          4126       Owned
  3617 88th St NE
  Marysville, WA 98270

Lynnwood Office            2003            2,352         4,230       Owned
  19405 44th Avenue W.
  Lynnwood, WA 98036

Lakewood Office(2)         2005            2,019         4,773       Owned
  10318 Gravelly Lake
    Dr. SW
  Lakewood, WA 98499

Everett Office (new)                       1,382            --       Owned
  9929 Evergreen Way
  Everett, WA 98204

Whatcom Commercial Center  2003              213         5,200      Leased
  2211 Rimland Drive,
    Suite 230
  Bellingham, WA 98226

Snohomish Commercial
 Center                    2003               49         1,700      Leased
  906 S. Everett Mall
    Way, Suite 140
  Everett, WA 98208

-------------
(1)   Opened in November 2004.
(2)   Opened in April 2005.

      At March 31, 2005, the aggregate book value of the Corporation's premises and equipment was $22,782 million.

Item 3.  Legal Proceedings
--------------------------

      Neither the Corporation nor the Bank is engaged in any legal proceedings of a material nature at the present time. From time to time the Bank is a party to legal proceedings wherein it enforces its security interest in loans made by it.

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

                                          PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
---------------------------------------------------------------------------
         and Issuer Purchases of Equity Securities
         -----------------------------------------

      Horizon Financial's Common Stock is traded on The Nasdaq Stock Market under the symbol HRZB. The Common Stock began trading on the Nasdaq Stock Market at the time of Horizon Bank's conversion to stock form in August 1986. The following table presents the high and low prices as reported by the Nasdaq Stock Market and dividends paid for the last two fiscal years. These prices represent quotations by the dealers and do not necessarily represent actual transactions, and do not include retail markups, markdowns or commissions.
The Corporation has approximately 4,500 stockholders.

                2005 Fiscal Year
                Quarter            High           Low       Dividend
                -------------   ----------   -----------  -------------
                Fourth           $22.02        $17.55        $0.135
                Third             22.00         18.59         0.135
                Second            20.42         17.37         0.130
                First             20.07         16.73         0.130

                2004 Fiscal Year
                Quarter            High           Low       Dividend
                -------------   ----------   -----------  -------------
                Fourth           $19.39        $16.82        $0.125
                Third             19.00         16.25         0.125
                Second            17.73         14.98         0.120
                First             18.00         14.17         0.120

Dividend Policy
--------------

      Horizon Financial historically has paid cash dividends on its Common Stock. The Corporation must adhere to certain regulatory requirements governing the distribution of dividends, and there can be no assurance that the Corporation will continue to declare cash dividends in the future.

Stock Repurchases
-----------------

      The Corporation has had various buy-back programs since August 1996. Repurchases of the Corporation's outstanding Common Stock were authorized by the Board of Directors in: (i) October 2000 for the repurchase of up to 10% (approximately 1,121,250 shares, as restated) over a 24 month period that resulted in the repurchase of 769,058 shares at an average price of $9.88 per share, (ii) October 2002 for the repurchase of up to 10% (approximately

1,065,000 shares) over a 12 month period that resulted in the repurchase of 358,100 shares at an average price of $15.28 per share, (iii) September 2003 for the repurchase of up to 10% (approximately 1,050,000 shares) for a 12 month period which resulted in the repurchase of 151,840 shares at an average price of $18.14 per share, (iv) March 2004 for the repurchase of up to 10% (approximately 1,040,000 shares) for a 12 month period that, as of the year ended March 31, 2005, had resulted in the repurchase of 450,880 shares at an average price of $19.23 per share, and (v) March 2005 for the repurchase of up to 10% (approximately 1,000,000 shares) for a 12 month period.

      The following table sets forth the Corporation's repurchases of its outstanding Common Stock during the fourth quarter of the year ended March 31, 2005.

                             Issuer Purchases of Equity Securities
                  ----------------------------------------------------------
                                                               (d)
                                                               Maximum
                                                   (c)         Number (or
                                                Total Number   Approximate
                                                Of Shares      Dollar Value)
                                                (or Units)     of Shares (or
                   (a)                          Purchased as   Units) that May
                  Total           (b)           Part of        Yet to Be
                  Number of     Average         Publicly       Purchased
                  Shares (or    Price Paid      Announced      Under the
                  Units         per share       Plans or       Plans or
Period (1)        Purchased    (or Unit)        Programs       Programs
--------------   -----------  -----------   --------------   ---------------

January 1, 2005
 - January 31,
 2005.........      8,860       $19.057        352,962(1)        687,038

February 1, 2005
 - February 28,
 2005.........     51,618        20.429        404,580(1)        635,420

March 1, 2005
 - March 31,
 2005.........     46,300        20.705        450,880(1)        589,120
                 --------      --------       ----------       -----------
Total.........    106,778        20.435        450,880(1)      1,000,000(2)
                 ========      ========       ==========       ===========
-------------
(1) Reflects purchases made under the repurchase plan authorized by the Board of Directors in March 2004.
(2) Reflects new repurchase plan authorized by the Board of Directors in March 2005.

Item 6.  Selected Financial Data
--------------------------------

      The following table sets forth certain information concerning the financial position of the Corporation at and for the dates indicated.

                                            At March 31,
                           -------------------------------------------------
                            2005      2004      2003        2002       2001
                           ------    ------    ------      ------     ------
                                           (In thousands)
Financial Condition Data:
------------------------

Total Assets............  $997,570  $858,876  $819,872   $772,063  $729,736
Loans Receivable, net...   804,981   658,226   582,269    568,303   597,382
Cash and Investment
 Securities.............   125,965   161,071   197,296    171,346   106,117
Deposits................   746,849   670,259   646,722    628,782   595,914
Borrowings..............   135,787    67,469    53,763     29,121    22,938
Stockholders' Equity....   107,024   109,307   106,244    100,600    97,909

                                         Year Ended March 31,
                           -------------------------------------------------
                            2005      2004      2003        2002       2001
                           ------    ------    ------      ------     ------
                                           (In thousands)
Operating Data:
---------------

Interest Income........   $52,182   $48,979    $50,698   $ 53,312    $ 56,017
Interest Expense.......   (16,144)  (15,509)   (19,461)   (26,541)    (32,239)
                          -------   -------    -------   --------    --------

Net Interest Income....    36,038    33,470     31,237     26,771      23,778
Provision for Loan
 Losses................    (1,700)   (1,915)    (2,740)    (1,089)       (320)
                          -------   -------    -------   --------    --------
Noninterest Income.....     6,517     7,881      6,939      4,393       2,771
Noninterest Expense....   (22,423)  (20,238)   (17,346)   (14,891)    (13,756)
Income before Provision
 for Income Taxes......    18,432    19,198     18,090     15,184      12,473
Provision for Income
 Tax...................    (5,369)   (6,332)    (5,950)    (5,130)     (4,202)
                          -------   -------    -------   --------    --------
Net Income.............   $13,063   $12,866    $12,140   $ 10,054    $  8,271
                          =======   =======    =======   ========    ========
Per Common Share:(1)
 Fully-diluted
  earnings.............     $1.26     $1.20      $1.12      $0.91       $0.72
 Dividends.............      0.53      0.49       0.45       0.38        0.34
 Book Value............     10.66     10.50      10.07       9.35        8.84
 Weighted average
  shares outstanding...10,212,190 10,480,785 10,674,506 10,921,233 11,441,342

---------
(1) Restated for 15% stock dividend effective May 11, 2001 and 25% stock split effective July 23, 2002.

Key Operating Ratios:
---------------------

     The table below sets forth certain performance ratios of the Corporation for the periods indicated. These ratios are calculated based on month end balances.
                                           At and for the
                                         Year Ended March 31,
                                    -----------------------------
                                     2005      2004         2003
                                    -------  --------    --------

Return on average assets
 (net income divided by
 average total assets)............   1.43%     1.55%       1.52%

Return on average equity
 (net income divided by
 average equity)..................  12.11     11.94       11.69

Dividend payout ratio
 (dividends declared per share
 divided by fully-diluted
 earnings per share)..............  42.06     40.83       40.18

Equity to assets ratio
 (average equity divided by
 average total assets)............  11.84     13.02       13.02

Interest rate spread
 (difference between average
 yield on interest-earning
 assets and average cost of
 interest bearing liabilities)....   4.21      4.24        4.01

Net yield on earning assets
 (net interest income as a
 percentage of average interest
 earning assets)..................   4.34      4.42        4.26

Efficiency ratio (noninterest
 expense divided by the sum of
 net interest income and non-
 interest income).................  52.69     48.94       45.44


Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

      The following discussion is intended to assist in understanding the financial condition and results of operations of the Corporation and the Bank. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes contained in
Item 8 of this Form 10-K.

Forward Looking Statements
--------------------------

      Management's Discussion and Analysis at Financial Condition and Results of Operations and this Form 10-K contain certain forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Corporation. Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of the safe harbor with respect to all
forward-looking statement in this Form 10-K.    These forward-looking
statements are generally identified by use of the word "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. The Corporation's ability to predict results of the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on the Corporation's operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

General
-------

      The Corporation's results of operations depend primarily on revenue generated as a result of its net interest income and non-interest income. Net interest income is the difference between the interest income the Corporation earns on its interest-earning assets (consisting primarily of loans and investment securities) and the interest the Corporation pays on its interest-bearing liabilities (consisting primarily of customer savings and money market accounts, time deposits and borrowings). Non-interest income consists primarily of service charges on deposit and loan accounts, gains on the sale of loans and investments, and loan servicing fees. The Corporation's results of operations are also affected by the provisions for loan losses and other expenses. Other expenses consist primarily of noninterest expense, including compensation and benefits, occupancy, equipment, data processing, marketing, automated teller machine costs and, when applicable, deposit insurance premiums. The Corporation's results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

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

      Management believes that the accounting estimate related to the allowance for loan losses is a "critical accounting estimate" because: (i) it is highly susceptible to change from period to period because it requires management to make assumptions about future losses on loans; and (ii) the impact of a sudden large loss could deplete the allowance and potentially require increased provisions to replenish the allowance, which would negatively affect earnings.

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

      The Corporation's senior management reviews and analyzes the loan portfolio, charge-offs, and allowance on a quarterly basis. Management then discusses the development and calculation of this critical accounting estimate with the executive committee of the Board of Directors. Horizon's audit committee also reviews the Corporation's disclosures including this critical accounting estimate.

      Management reviewed and evaluated the loan portfolio and the adequacy of the allowance at March 31, 2005 and believes that the allowance is adequate for the risk inherent in the loan portfolio and the current economic environment. In the review, management determined that the allowance was adequate at 1.46% of net loans, or $11.8 million. The allowance was 1.5% of net loans or $10.1 million at March 31, 2004. In fiscal 2005, the loan portfolio grew 22.3% to $805.0 million at March 31, 2005 from $658.2 million at March 31, 2004. The loan portfolio has experienced substantial growth especially in multi-family and commercial real estate loans. At March 31, 2005, the multi-family and commercial real estate portfolios totaled $396.9 million up from the $308.6 million and $238.0 million for the years ended March 31, 2004 and 2003, respectively. The increase in the allowance is primarily attributable to the substantial growth in the loan portfolio. Fiscal 2005 was a period that showed improvement in the economic environment in the Bank's markets, which provided management with additional comfort regarding these reserve levels.

      The Bank recorded net charge-offs of $55,000, $300,000, $121,000, $179,000 and $100,000 during the years ended March 31, 2005, 2004, 2003, 2002 and 2001, respectively. Consumer loans (including home equity) totaled $41.9 million or 5.2% of the net loan portfolio at March 31, 2005. Visa card loans and unsecured consumer loans accounted for all of the Bank's charge-offs. Based on historical trends, the Bank is expected to continue to charge-off consumer loans in excess of $50,000 a year.

      The provision for loan losses has fluctuated depending on the growth of the loan portfolio and the level of charge-offs especially during weak economic times. The provision for loan losses was $1.7 million, $1.9 million, $2.7 million, $1.1 million and $320,000 for the fiscal years ended 2005, 2004, 2003, 2002 and 2001, respectively. If management's estimate of the allowance deviated by plus or minus 10% then the $11.8 million allowance would either decrease to $10.6 million or increase to $13.0 million. The provision for loan losses would then subsequently decrease or increase by $1.2 million. Accordingly, net income would increase or decrease by $790,000 after federal income taxes.

Critical Accounting Policies
----------------------------

      The Corporation's significant accounting principles are described in
Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K and are essential to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions. The following policies involve a higher degree of judgment than do our other significant accounting policies detailed in Note 1 of the Notes to Consolidated Financial Statements.

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

      Investments. The Corporation classifies its investments as either available-for-sale or held-to-maturity. Available for sale securities are reported at their fair value, which is determined by obtaining quoted market prices. Unrealized gains and losses on available for sale securities are included in other comprehensive income and excluded from earnings. Realized gains and losses and declines in fair value judged to be other than temporary are included in earnings. The fair value of investments is discussed in more detail in Notes 3 and 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

      Accrued Taxes. The Corporation estimates tax expense based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in Note 12 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Corporation's tax position.

Financial Condition
-------------------

      Total consolidated assets for the Corporation as of March 31, 2005, were $997.6 million, a 16.1% increase from the March 31, 2004 level of $858.9 million. This increase in assets was primarily attributable to the growth in loans receivable to $805.0 million at March 31, 2005 from $658.2 million at March 31, 2004. This growth was primarily attributable to the growth in commercial loans during this period, as the Bank continued its practice of selling most of its single-family fixed rate loan production into the secondary market. The Bank sold $106.4 million of real estate loans in fiscal 2005, compared to $216.8 million in fiscal 2004. The Bank sells real estate loans during periods of increased loan volume to improve cash flow and to manage its interest rate risk profile. The following is an analysis of the loan portfolio by major type of loan as of March 31, 2005 and March 31, 2004.

                                               At March 31,
                                        ------------------------
                                          2005           2004
                                        --------       ---------
                                         (Dollars in thousands)

First mortgage loans:
 One-to-four family...................  $174,457        $179,324
 One-to-four family construction......    16,464          14,165
 Participations sold..................   (65,125)        (74,279)
                                        --------         -------
    Subtotal..........................   125,796         119,210

 Construction and land
  development.........................   161,006         129,153
 Residential commercial
  real estate.........................    73,397          53,344
 Nonresidential commercial
  real estate.........................   323,464         255,273
 Commercial loans.....................    91,210          78,721
 Home equity secured..................    35,913          26,985
 Other consumer loans.................     5,962           5,662
                                        --------        --------
    Subtotal..........................   690,952         549,138
                                        --------        --------
    Subtotal..........................   816,748         668,348

Less:
 Allowance for loan
  losses..............................   (11,767)        (10,122)
                                        --------        --------
    Total loans receivable............   804,981        (658,226)

Net residential loans.................   124,745   16%   118,158    18%
Net commercial loans..................    89,542   11     77,199    12
Net commercial real estate loans......   549,506   68    430,814    65
Net consumer loans....................    41,188    5     32,055     5
                                        --------  ---   --------   ---
                                        $804,981  100%  $658,226   100%
                                        ========  ===   ========   ===

      Also contributing to the change in assets was the decline in investment and mortgage-backed securities, available for sale, which, combined, decreased 20.0% to $90.3 million at March 31, 2005 from $112.9 million at March 31, 2004. The tables below display the characteristics of the available for sale and held to maturity portfolios as of March 31, 2005:

                                    As of March 31, 2005
                        --------------------------------------------
                         Amortized          Gain/         Estimated
                          Cost             (Loss)        Fair Value
                        ------------     ----------    -------------
                                       (In thousands)
Available For Sale
Securities
 State and political
  subdivisions and U.S.
  government agency
  securities.............  $54,034        $ (643)         $ 53,391
 Marketable equity
  securities.............    1,824         5,692             7,516
 Mutual funds............    5,000           (70)            4,930
 Corporate debt
  securities.............    5,938            50             5,988
 Mortgage-backed
  securities and CMOs....   18,353           157            18,510
                           -------        ------           -------
   Total available-for-
    sale securities......   85,149         5,186            90,335
                           -------        ------           -------

Held To Maturity Securities
 State and political
  subdivisions and U.S.
  government agency
  securities.............      370            13               383
 Mortgage-backed
  securities and CMOs....      885            41               926
                           -------        ------           -------
   Total held to
    maturity securities..    1,255            54             1,309
                           -------        ------           -------
   Total securities......  $86,404        $5,240           $91,644
                           =======        ======           =======


                                Maturity Schedule of Securities
                                     as of March 31, 2005
                          -----------------------------------------------
                             Available For Sale        Held To Maturity
                          -----------------------  ----------------------
                          Amortized    Estimated    Amortized   Estimated
                            Cost       Fair Value    Cost      Fair Value
                          ----------  -----------  ----------  ----------
                                            (In thousands)
Maturities:
 Less than one year.....  $ 16,413      $ 16,476      $    --    $     --
 Over one year
  to five years.........    38,979        38,461        1,141       1,177
 Over five to
  ten years.............     6,316         6,322           11          12
 Over ten years.........    16,617        16,630          103         120
                          --------      --------      -------     -------
                            78,325        77,889        1,255       1,309
                          --------      --------      -------     -------
Mutual funds and
 marketable equity
 securities.............     6,824        12,446            --         --
                          --------      --------       -------    -------
    Total investment
     securities.........  $ 85,149      $ 90,335       $ 1,255    $ 1,309
                          ========      ========       =======    =======

      Total liabilities also increased 18.8% to $890.5 million at March 31, 2005, from $749.6 million at March 31, 2004. This increase was the result, in large part, of growth in deposits, which increased 11.4% to $746.8 million at March 31, 2005 from $670.3 million at March 31, 2004. The following is an analysis of the deposit portfolio by major type of deposit at March 31, 2005 and 2004:

                                         At March 31,
                                    ----------------------
                                      2005           2004
                                    --------       -------
                                        (In thousands)
Demand Deposits
 Savings............................$ 40,863      $ 40,527
 Checking...........................  83,268        78,697
 Checking (non-interest-bearing)....  63,503        44,774
 Money Market....................... 134,761       131,310
                                    --------      --------
                                     322,395       295,308
                                    --------      --------
Time certificates of deposit
 Less than $100,000................. 240,178       245,608
 Greater than or
  equal to $100,000................. 184,276       129,343
                                    --------      --------
                                     424,454       374,951
                                    --------      --------
 Total deposits.....................$746,849      $670,259
                                    ========      ========

      Also contributing to the growth was an increase in other borrowed funds to $119.1 million at March 31, 2005, from $67.5 million at March 31, 2004. During the year, the Bank borrowed an additional $52.0 million from the FHLB to help control interest rate risk and support the growth in assets.

      Also included in the March 31, 2005 balance sheet is an investment in real estate for a joint and venture and the corresponding borrowing. During the year ended March 31, 2005, the Bank's subsidiary (Westward Financial Services), as a 50% partner in the Greenbriar NW LLP, purchased an 85 acre parcel of land in Bellingham, Washington for future development. The partnership intends to develop the property in future years, into a
neighborhood community to be known as Fairhaven Highlands.   The $17.2 million
shown on the Corporation's balance sheet as an asset at March 31, 2005 represents the current level of the investment in real estate joint ventures, including the Fairhaven Highlands joint venture. The $16.7 million shown in the liability section of the balance sheet represents the corresponding wholesale borrowing used to fund the investment in the Fairhaven Highlands joint venture. At this time, the partnership is in the process of meeting with the appropriate public and private entities, in its preliminary planning efforts relating to the future development of the property.

      Stockholders' equity at March 31, 2005 decreased 2.1% to $107.0 million from $109.3 million at March 31, 2004. This decrease was due primarily to the decrease in accumulated other comprehensive income to $3.4 million at March 31, 2005 from $5.2 million at March 31, 2004. The primary reason for the decline was the decrease in fair market value of various securities in the Bank's portfolio as a result of rising interest rates. Also contributing to the decrease was the share repurchase program totaling $8.7 million for the year ended March 31, 2005 compared to $5.5 million for the year ended March 31, 2004. The Corporation remains strong in terms of its capital position, with a stockholder equity-to-assets ratio of 10.7% at March 31, 2005, compared to 12.7% at March 31, 2004.

Results of Operations
---------------------

      Net Interest Income. Net interest income in fiscal 2005 was $36.0 million, a 7.7% increase from fiscal 2004 net interest income of $33.5 million, compared to $31.2 million in fiscal 2003. Total interest income increased 6.5% in fiscal 2005 to $52.2 million from $49.0 million in fiscal 2004, compared to $50.7 million in fiscal 2003.

      Interest income on loans in fiscal 2005 was $48.1 million, a 9.8% increase from $43.8 million in fiscal 2004, compared to $44.6 million in fiscal 2003. The increase in fiscal 2005 was due primarily to the growth in loans receivable, as the Bank experienced significant loan growth during the year, increasing to $805.0 million at March 31,

2005, compared to $658.2 million at March 31, 2004, and $582.3 million at March 31, 2003. The decrease in fiscal 2004 compared to 2003 was due primarily to the overall decline in interest rates. Included in these amounts for 2005, 2004 and 2003 were approximately $1.5 million, $3.0 million and $3.0 million, respectively, of deferred fee income recognition.

      Interest and dividends on investments and mortgage-backed securities was $4.1 million in fiscal 2005, a 21.1% decrease from $5.1 million in fiscal 2004, compared to $6.1 million in fiscal 2003. These decreases were due to lower levels of investments and mortgage backed securities outstanding during the respective periods, as total investments decreased 28.0% to $102.7 million at March 31, 2005 as compared to $142.6 million at March 31, 2004 and 182.2 million at March 31, 2003. The decline in the investment portfolio balances in these years was due primarily to assist in funding the Bank's lending activities. Also contributing to the decline in fiscal 2005 was a reduction in dividend income on the Bank's FHLB stock. At March 31, 2005, Horizon held $7.2 million in FHLB of Seattle stock and received dividends in the amounts of $162,800 in fiscal 2005, $335,700 in fiscal 2004, and $413,300 in fiscal 2003.
On May 18, 2005, the FHLB of Seattle announced a three-year dividend suspension; therefore, the Bank's investment income will be reduced accordingly over the next three years.

      Total interest expense in fiscal 2005 increased 4.1% to $16.1 million from $15.5 million in fiscal 2004, compared to $19.5 million in fiscal 2003. Interest on deposits decreased slightly in fiscal 2005 to $13.2 million, compared to $13.2 million in fiscal 2004, and $17.7 million in fiscal 2003. The decreases in fiscal 2005, 2004 and 2003 were due to the overall decline in interest rates.

      Interest on borrowings increased to $2.9 million in fiscal 2005, compared to $2.3 million in fiscal 2004, and $1.8 million in fiscal 2003. The increase in fiscal 2005 was due to a higher level of borrowings outstanding of $119.1 million at March 31, 2005 compared to $67.5 million at March 31, 2004, and $53.8 million at March 31, 2003. The significant increase in fiscal 2005 was related to funding the Bank's significant loan growth during the year.
The Bank continues to utilize wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

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

      The provision for loan losses was $1.7 million for the year ended March 31, 2005 compared to $1.9 million and $2.7 million for the years ended March 31, 2004 and 2003, respectively. This change resulted from management's ongoing analysis of changes in loan portfolio composition by collateral categories, overall credit quality of the portfolio, peer group analysis, and current economic conditions. The allowance for loan losses was $11.8 million, or 1.46% of net loans receivable at March 31, 2005, compared to $10.1 million, or 1.48% of net loans receivable at March 31, 2004. The increased allowance level resulted from continued loan portfolio growth in the higher-risk lending categories of commercial and multi-family construction/permanent loans and commercial business loans during the period, which comprised $639.0 million, or 79.4% of net loans receivable at March 31, 2005, versus $453.0 million, or 68.8% at March 31, 2004.

      In addition, commercial and multi-family loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. The Corporation considers the allowance level to be appropriate, due to the changing portfolio mix and the current economic environment.

      As of March 31, 2005, there were no loans in the loan portfolio over 90 days delinquent and 16 loans on non- accrual status. The Bank had no real estate owned at March 31, 2005. Total non-performing assets were $1.5 million, or 0.15% of total assets at March 31, 2005 compared to $402,000, or 0.05% of total assets at March 31, 2004.

                                            At March 31,
                                      -----------------------
                                       2005             2004
                                      -------          ------
                                      (Dollars in thousands)
Non-Performing Assets
 Accruing loans-90 days past due....  $   --           $  339
  Non-accrual loans.................   1,481               --
  Restructured loans................      --               --
                                      ------       ------
   Total non-performing loans.......   1,481              339

   Total non-performing
    loans/net loans.................    0.18%            0.05%
  Real estate owned.................      --               63
                                      ------           ------
   Total non-performing assets......   1,481              402
                                      ------           ------
   Total non-performing
    assets/total assets.............    0.15%            0.05%

      Noninterest Income. Noninterest income in fiscal 2005 was $6.5 million, a decrease of 17.3% from fiscal 2004 of $7.9 million, compared to $6.9 million in fiscal 2003. Contributing to the decrease in fiscal 2005 was the decrease in the net gain on the sale of loans (servicing released) of 55.3% to $983,000 from $2.2 million in fiscal 2004 and $2.7 million in fiscal 2003. The primary reason for the decline was due to a lower amount of loans sold in the current year of $90.3 million versus $201.9 million in fiscal 2004 and $209.6 million in fiscal 2003 with both 2004 and 2003 being more active residential refinance markets than fiscal 2005. Also contributing to the change in fiscal 2005 was the increase in service fees of 10.7% to $3.2 million from $2.9 million in fiscal 2004 and $2.3 million in fiscal 2003. The primary reasons for these increases were the growth in deposits and revisions to the Bank's fee schedules during the year.

      The net gain on sales of investment securities decreased to $476,000 in fiscal 2005 from $689,000 in fiscal 2004 and from $62,000 in fiscal 2003. The gains in these periods were primarily attributable to the sale of selected securities from the Bank's investment portfolio. Other non-interest income decreased slightly to $1.8 million in fiscal 2005 from $1.9 million in fiscal 2004 and $1.8 million in fiscal 2003.

      Noninterest Expense. Noninterest expense in fiscal 2005 increased to $22.4 million, a 10.8% increase from fiscal 2004 of $20.2 million, compared to fiscal 2003 of $17.3 million. Compensation and employee benefits increased 9.7% in fiscal 2005 to $12.6 million from $11.5 million in fiscal 2004, compared to $9.4 million in fiscal 2003. The increases in compensation and employee benefits in each year were primarily due to the overall growth in employment at the Bank, including key additions to staff as the Bank continues its efforts to enhance its commercial banking expertise, and staffing for the Bank's Lynnwood office in fiscal 2004, and the Marysville and Lakewood offices in fiscal 2005.

      Building occupancy expense was $3.0 million in fiscal 2005, a 12.3% increase from $2.6 million in fiscal 2004 compared to $2.3 million in fiscal 2003. The increase in fiscal 2005 was due to the opening of a full service retail office in Marysville, Washington.

      Other noninterest expenses increased 10.5% to $5.2 million in fiscal 2005 from $4.7 million in fiscal 2004, compared to $4.1 million in fiscal 2003. The increase in fiscal 2005 was primarily due to increased expenses related to accounting services for compliance with the internal control provisions of the Sarbanes-Oxley Act, and expenses related to opening the Marysville office in November 2004. The increases in fiscal 2004 and 2003 were primarily due to the overall growth of the Corporation and a decreasing mortgage servicing portfolio as a result of the increased refinance activity due to the low rate environment which results in increased amortization of the associated mortgage servicing asset.

      Data processing expenses increased in fiscal 2005 to $901,000 from $558,000 in fiscal 2004, compared to $838,000 in fiscal 2003. The primary reason for this increase relates to the core data processor conversion effective

November 4, 2004. This core data processor conversion will allow the Bank to better serve its growing commercial customer base, compared to its previous data processor which targeted traditional thrift institutions. The other significant contributing factor to this difference relates to an abnormally low level of expenses in fiscal 2004, as a result of a renegotiation of the Bank's contract with it core data processor at the time, which included substantial concessions in the first quarter of fiscal 2004, and a reduced monthly expense thereafter.

      Advertising and marketing expenses decreased 12.3% to $688,000 in fiscal 2005 from $784,000 in fiscal 2004 compared to $758,000 in fiscal 2003. The decreases in fiscal 2005 were primarily due to management's decision to reduce this expense. The increases in fiscal 2004 and 2003 were related to market research and brand positioning of the Bank in its various markets.

      Provisions for Income Tax. Income tax expense decreased to $5.4 million in fiscal 2005, from $6.3 million in fiscal 2004, compared to $5.9 million in fiscal 2003. The Corporation's effective tax rate was approximately 30.0% in fiscal 2005 and 33.0% in fiscal 2004 and 2003. During fiscal 2005 the Bank's tax rate decline was primarily attributable to cost segregation studies completed on several Bank properties, which provides more favorable depreciation treatment on certain elements of the Bank's facilities for income tax purposes.

      Net Income. Net income of $13.1 million for fiscal 2005 represents a 1.5% increase from net income of $12.9 million for fiscal 2004, compared to net income of $12.1 million in fiscal 2003. Basic earnings per share for 2005 was $1.28 on weighted average shares outstanding of 10,212,190 compared to basic earnings per share of $1.23 on weighted average shares of 10,480,785 in fiscal 2004, and basic earnings per share of $1.14 on weighted average shares outstanding of 10,674,506 in fiscal 2003.

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

                  At March 31,                                 Year Ended March 31,
                -------------- ----------------------------------------------------------------------------
                      2005                2005                      2004                      2003
                --------------  ------------------------  ------------------------  ------------------------
                         Average                  Average                   Average                  Average
                         Yield/ Average           Yield/  Average           Yield/  Average           Yield/
                Balance   Cost  Balance  Interest  Cost   Balance  Interest  Cost   Balance  Interest  Cost
                -------   ----  -------  --------  ----   -------  --------  ----   -------  --------  ----
                                                          (Dollars in thousands)
Interest-earning
assets:
 Loans re-
  ceivable(1)...$804,980  6.69% $718,918  $48,131   6.69%  $613,474  $43,842  7.15%  $573,814 $44,157  7.69%
 Investment
  securities(2).  83,319  3.62    89,052    3,227   3.62    107,832    3,787  3.51    122,313   4,139  3.39
 Mortgage-
  backed
  securities....  19,396  3.62    22,751      824   3.62     36,780    1,350  3.67     36,115   1,933  5.35
                --------  ----   -------  -------  -----   --------  -------  ----   -------- -------  ----
  Total interest-
   earning
   assets....... 907,695  6.28   830,721   52,182   6.28    758,086   48,979  6.46    732,242  50,229  6.86

Interest-bearing
liabilities:
 Deposits....... 746,849  1.92   689,425   13,219   1.92    641,691   13,225  2.06    633,796  17,673  2.79
 Borrowings..... 119,066  3.26    89,820    2,925   3.26     56,318    2,285  4.06     38,276   1,788  4.67
                --------  ----   -------  -------  -----   --------  -------  ----   -------- -------  ----
  Total interest-
   bearing
   liabilities.. 865,915  2.07   779,245   16,144   2.07    698,009   15,510  2.22    672,072  19,461  2.90
                --------                  -------                    -------                  -------
Net interest
 income.........                          $36,038                    $33,470                  $30,768
                                          =======                    =======                  =======
Interest rate
 spread.........                                     4.21%                     4.24%                  3.96%
                                                     ====                      ====                   ====
Net interest
 margin.........                                     4.34%                     4.42%                  4.20%
                                                     ====                      ====                   ====
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities....                                   106.61%                   108.61%                108.95%
                                                   ======                    ======                 ======
----------------
(1)   Average balances include nonaccrual loans, if any.  Interest income on nonaccural loans has been included.
(2)   The yield on investment securities is calculated using historical cost basis.

                                                     42

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


                                                          Year Ended March 31,
                                 ---------------------------------------------------------------------
                                           2005 vs. 2004                      2004 vs. 2003
                                 ---------------------------------    --------------------------------
                                        Increase (Decrease)                Increase (Decrease)
                                              Due to                              Due to
                                 ---------------------------------    --------------------------------
                                                    Rate/                               Rate/
                                 Volume    Rate     Volume   Total    Volume    Rate    Volume   Total
                                 ------    ----     ------   -----    ------    ----    ------   -----
                                                              (In thousands)
Interest income:
 Interest and fees on loans....  $7,640  $(2,860)   $(491)   $4,289   $3,019  $(3,566)  $(237) $  (784)
 Investment securities and
  other interest-bearing
  securities ..................  (1,164)     101      (23)   (1,086)    (529)    (444)     39     (934)
                                 ------  -------    -----    ------   ------  -------   -----  -------
 Total interest-earning assets.  $6,476  $(2,759)   $(514)   $3,203   $2,490  $(4,010)  $(198) $(1,718)
                                 ======  =======    =====    ======   ======  =======   =====  =======
Interest expense:
 Deposit accounts..............   $ 947   $ (887)   $ (66)      $(6)  $  219  $(4,610)  $ (57) $(4,448)
 Borrowings....................   1,359     (451)    (268)      640      839     (232)   (110)     497
                                 ------  -------    -----    ------   ------  -------   -----  -------
 Total interest-bearing
  liabilities..................  $2,306  $(1,338)   $(334)   $  634   $1,058  $(4,842)  $(167) $(3,951)
                                 ======  =======    =====    ======   ======  =======   =====  =======



Liquidity and Capital Resources
--------------------------------

      The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At March 31, 2005, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $ 63.1 million.

      As of March 31, 2005, the total book value of investments and mortgage-backed securities was $86.4 million compared to a market value of $91.6 million with an unrealized gain of $5.2 million. As of March 31, 2004, the total book value of investments and mortgage-backed securities was $106.9 million compared to a market value of $115.0 million with an unrealized gain of $8.1 million. The Corporation foresees no factors that would impair its ability to hold debt securities to maturity.

      As indicated on the Corporation's Consolidated Statement of Cash Flows contained in Item 8 of this Form 10-K, the Corporation's primary sources of funds are cash flow from operations, which consist primarily of mortgage loan repayments, deposit increases, loan sales, borrowings, and cash received from the maturity or sale of investment securities. The Corporation's liquidity fluctuates with the supply of funds and management believes that the current level of liquidity is adequate at this time. If additional liquidity is needed, the Corporation's options include, but are not necessarily limited to:
(i) selling additional loans in the secondary market; (ii) entering into reverse repurchase agreements; (iii) borrowing from the FHLB of Seattle; (iv) accepting additional jumbo and/or public funds deposits; or (v) accessing the discount window of the Federal Reserve Bank of San Francisco.

      Stockholders' equity as of March 31, 2005 was $107.0 million, or 10.7% of assets, compared to $109.3 million, or 12.7% of assets at March 31, 2004. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well-capitalized. The Bank's total risk-adjusted capital ratio as of March 31, 2005 was 13.7%, compared to 16.6% as of March 31, 2004. These figures are well above the well-capitalized minimum of 10% set by the FDIC.

      The Corporation has conducted various buy-back programs since August 1996. In March 2005, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2006 fiscal year, allowing the Corporation to repurchase up to 10% of total shares outstanding, or approximately 1.0 million shares. This marked the Corporation's seventh stock repurchase plan. In fiscal 2005, under the previous plans, the Corporation repurchased 450,880 shares at an average price of $19.23. For additional information concerning the Corporation's repurchase activities during the fourth quarter of fiscal 2005, see Item 5 of this Form 10-K.

      Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock is perceived to contribute to the
overall growth of stockholder value.   The number of shares of stock to be
repurchased and the price to be paid is the result of many factors, several of which are outside of the control of the Corporation. The primary factors, however, are market and economic factors such as the price at which the stock is trading in the market, the number of shares available in the market; the attractiveness of other investment alternatives in terms of the rate of return and risk involved in the investment; the ability to increase the value and/or earnings per share of the remaining outstanding shares, and the Corporation's liquidity and capital needs and regulatory requirements. Presently, it is management's belief that purchases made under the current Board approved plan will not materially affect the Corporation's capital or liquidity position.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

      The Corporation continues to be exposed to interest rate risk, although at reduced levels compared to prior years. Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At March 31, 2005, the Corporation had no off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments.

      In fiscal 2005 and fiscal 2004, the Corporation continued to improve its interest rate risk analysis efforts by outsourcing its interest rate risk modeling to a third party provider that utilizes an IPS Sendero@ model. This model analyzes the Corporation's major balance sheet components, and attempts to estimate the changes to the Corporation's income statement and economic value of equity, under a variety of interest rate change scenarios. The figures contained in the table presented below, in the Quantitative Disclosures About Market Risk section, were derived from this model. While numerous assumptions go into this modeling, and undue reliance should not be placed on the specific results, management believes that this improved modeling will enhance its interest rate risk management efforts.

      Similar to the analysis performed one year ago, the current interest rate risk modeling continues to show the Bank's balance sheet as moderately asset sensitive. The Bank's continued focus on shorter term, variable rate assets has contributed to the Bank's performance in this regard. This strategy has allowed the Bank to utilize wholesale borrowing and brokered deposits as a supplemental source of funds to its retail and commercial deposit gathering efforts, without significantly impacting the Bank's interest rate risk profile. In addition, the Bank has been successful at increasing its demand deposit based in the past three fiscal years, further enhancing the Bank's interest rate risk profile. Accordingly, the interest rate risk modeling performed each quarter during fiscal 2005 shows that the Bank continues to operate within the interest rate risk tolerance limits set by its Board of Directors.

      With the current level of interest rates at March 31, 2005 and the associated prepayment assumptions in the low-rate environment, interest rate risk modeling predicts moderate improvement in the Bank's performance in a moderately higher rate environment. However, as interest rates increase, prepayment assumptions can change significantly, therefore it would be inappropriate to assume that significantly higher rates would have a sustained positive effect on the Bank's and the Corporation's performance. Further, an increase in rates, without a corresponding increase in certain indices (such as Prime), would adversely affect the Corporation's performance.

      For example, if it becomes necessary for the Corporation to increase the rates it pays to attract funds in a rising rate environment, an absence of a corresponding increase in Prime would, of course, negatively affect performance. In addition, depending on timing differences, the magnitude of various rates change in future periods, and the composition of the Corporation's balance sheet, future modeling efforts may show the Corporation's returning to a liability sensitive position. Management continues to monitor these areas, in its ongoing effort to manage the Corporation's interest rate risk.

Effects of Interest Rate Floors
-------------------------------

      Periodically, the Corporation is able to establish interest rate floors on certain loans, in order to enhance profitability. At March 31, 2005, the Corporation had $339.9 million in commercial loans tied to Prime. Of these Prime based loans, approximately 98% will increase immediately when Prime increases due to the lack of difference between the loan's current rate and any floors in place. Approximately 1% of the Corporation's Prime based loans are at their floor, and require an increase of 0.25% before adjusting; and the balance of the Prime based portfolio will adjust only after Prime increases 0.75% to 1.5%. While these floors provide an overall better return for the Corporation, the information provided in this section is intended to provide additional information regarding the degree to which the Corporation's earnings may be enhanced due to future increases in Prime.

Contractual Obligations
-----------------------

      In the normal course of business, the Corporation enters into contractual obligations that meet various business needs. These contractual obligations include time deposits to customers, borrowings from the FHLB of Seattle and lease obligations for facilities. See Notes 9, 11 and 16 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information. The following table summarizes the Corporation's long-term contractual obligations at March 31, 2005:

                        Less than     One to   Three to
                           One         Three     Five
                           Year        Years     Years   Thereafter   Total
                        ----------   ---------  -------  ----------  --------
                                          (In thousands)

Time deposits........... $251,677     $130,170   $37,833   $4,775    $424,455
Long-term borrowings....   72,787       52,500    10,500        -     135,787
Operating lease
 obligations............      244          333        64      109         750
                         --------     --------   -------   ------    --------
    Total............... $324,708     $183,003   $48,397   $4,884    $560,992
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

      Commitments to extend credit to customers are subject to the Bank's normal credit policies and are essentially the same as those involved in extending loans to customers. See Note 19 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

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

      The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of noninterest expense. Expense items such as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in dollar value of the collateral securing loans that we have made. Our management is unable to determine the extent, if any, to which properties securing loans have appreciated in dollar value due to inflation.

Recent Accounting Pronouncements
--------------------------------

      For a discussion of new accounting pronouncements and their impact on the Corporation, see Note 1 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

      Quantitative Disclosures About Market Risk. The table below represents the balances of the Bank's financial instruments at March 31, 2005. The expected maturity categories take into consideration projected prepayment rates as well as actual amortization of principal. In preparation of the table, numerous assumptions were made regarding prepayment rates and deposit account interest sensitivity.

                                                                                            Amor-
                                               Over 1      Over 2     Over 3                tized    Fair
                          Average    Within    Year to     Years       Years      Beyond     Cost    Value
                           Yield     1 Year    2 Years   to 3 Years  to 5 Years   5 Years   Total    Total
                           -----     ------    -------   ----------  ----------   -------   -----    -----
                                                          (Dollars in thousands)
Interest-Sensitive Assets:

Loans receivable.........  6.69%  $438,306   $105,493     $122,384    $110,398    $28,399  $804,980 $803,378
Mortgage-backed
 securities..............  3.62      6,631      3,258        2,717       3,903      2,887    19,396   19,437
Investments and other
 interest-earning assets.  3.62     39,044     10,307       14,617      16,104      3,248     83,320  83,333
                          -----    -------    -------     --------     -------     ------    ------   ------
Total Interest
 Sensitive Assets........  6.28    483,981    119,058      139,718     130,405     34,534    907,696 906,148
Cumulative Totals........    --    483,981    603,039      742,757     873,162    907,696         --      --

Interest-Sensitive Liabilities:

Checking accounts........  0.33      8,327     23,214       23,214      26,291     65,725    146,771 146,771
Money market ultimate
 accounts................  1.26     94,333     10,107       10,107       5,775     14,439    134,761 134,761
Savings accounts.........  0.53      8,172      4,086        4,086       7,005     17,514     40,863  40,863
Certificates of deposit..  2.86    256,086     71,322       67,203      29,843         --    424,454 414,263
Other borrowings(1)......  3.26     72,787     23,500       29,000      10,500         --    135,787 134,502
                          -----    -------    -------     --------     -------     ------    ------   ------
Total Interest Sensitive
 Liabilities.............  2.07    439,705    132,229      133,610      79,414     97,678    882,636 871,160
Cumulative Totals........    --    439,705    571,934      705,544     784,958    882,636         --      --

                                         (table continues on following page)



                                                           Amor-
                                               Over 1      Over 2     Over 3                tized    Fair
                          Average    Within    Year to     Years       Years      Beyond     Cost    Value
                           Yield     1 Year    2 Years   to 3 Years  to 5 Years   5 Years   Total    Total
                           -----     ------    -------   ----------  ----------   -------   -----    -----
                                                          (Dollars in thousands)

Off-Balance Sheet Items:
Commitments to
 extend credit............  6.51   128,780         --           --          --        --   128,780  128,780
Unused lines of credit....  6.53    90,867         --           --          --        --    90,867   90,867
Stand by letters
 of credit................    --     1,824                                                   1,824    1,824
Credit card arrangements.. 12.01     9,087          -            -           -         -     9,087    9,087
                                   -------    -------     --------     -------    ------    ------   ------
Total Off Balance
 Sheet Items..............  6.74   230,558         --           --          --        --   230,558  230,558





-----------
(1) Includes borrowing related to investment in real estate for a joint venture.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
(a)   (1)   Financial Statements.                                       Page
            --------------------                                        ----
            Management's Annual Report on Internal Control Over
              Financial Reporting                                         48
            Report of Independent Registered Public Accounting
              Firm                                                        49
            Consolidated Statement of Financial Position as of
              March 31, 2005 and 2004                                     51
            Consolidated Statement of Income for the Years Ended
              March 31, 2005, 2004 and 2003                               52
            Consolidated Statement of Stockholders' Equity  for
              the Years Ended March 31, 2005, 2004 and 2003               53
            Consolidated Statement of Cash Flows for the Years
              Ended March 31, 2005, 2004 and 2003                         54
            Notes to Consolidated Financial Statements                    55

Management's Annual Report on Internal Control Over Financial Reporting:
------------------------------------------------------------------------

  MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Horizon Financial Corp. and its subsidiaries ("the Company") is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2005. The Company's internal control over financial reporting is a process designed under the supervision of the Company's management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's system of internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statements preparation and fair presentation. Further, because of changes in condition, the effectiveness of internal control may vary over time.

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2005 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, Management determined that the Company's internal control over financial reporting was effective as of March 31, 2005.

The Company's independent registered public accounting firm, Moss Adams LLP who audits the Company's consolidated financial statements, have issued an attestation report on Management's assessment and on the effectiveness of the Company's internal control over financial reporting. This report follows.

Dated May 26, 2005

                           [Moss Adams LLP Letterhead]

           Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Horizon Financial Corp. and Subsidiary

We have audited the accompanying consolidated statement of financial position of Horizon Financial Corp. and Subsidiary as of March 31, 2005 and 2004, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2005. We also have audited management's assessment included in the accompanying Management Report on Internal Control over Financial Reporting that Horizon Financial Corp. maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Horizon Financial Corp. and Subsidiary's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Horizon Financial Corp. and Subsidiary's internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company's internal control over financial reporting includes those policies and procedures that
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Financial Corp. and Subsidiary as of March 31, 2005 and 2004, and the results of their operations and cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that Horizon Financial Corp. and Subsidiary maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, Horizon Financial Corp. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.


/s/Moss Adams LLP

Bellingham, Washington
May 26, 2005

                                                      HORIZON FINANCIAL CORP.
                                 Consolidated Statement of Financial Position
                                                      March 31, 2005 and 2004
==============================================================================

                             Assets
                                                   2005              2004
                                               ------------     ------------

 Cash and cash equivalents                     $ 23,250,411     $ 18,431,964
 Interest-bearing deposits                        3,907,349       20,767,398
 Investment securities
   Available-for-sale (amortized cost 2005:
     $66,796,424; 2004: $77,662,276)             71,824,994       85,183,872
   Held-to-maturity (estimated fair value
     2005: $382,909; 2004: $400,299)                369,596          369,444
 Mortgage-backed securities
   Available-for-sale (amortized cost 2005:
     $18,353,299; 2004: $27,362,914)             18,510,439       27,759,813
   Held-to-maturity (estimated fair value
     2005: $926,329; 2004: $1,653,590)              885,137        1,544,034
 Federal Home Loan Bank Stock                     7,217,900        7,014,900
 Loans receivable, net of allowance for loan
   losses of $11,767,029 in 2005 and
   $10,121,532 in 2004                          804,980,578      658,226,144
 Loans held for sale                              4,068,859        1,333,500
 Investment in real estate in a joint venture    17,204,265            -
 Accrued interest and dividends receivable        4,498,756        4,032,007
 Premises and equipment, net                     22,781,657       17,193,671
 Real estate owned                                    -               63,432
 Net deferred income tax assets                   2,299,225          831,123
 Income tax currently receivable                    330,862            -
 Other assets                                    15,440,447       16,124,579
                                               ------------     ------------
 TOTAL ASSETS                                  $997,570,475     $858,875,881
                                               ============     ============

              Liabilities and Stockholders' Equity

 Deposits                                      $746,849,411     $670,259,218
 Accounts payable and other liabilities           5,570,071        8,301,761
 Other borrowed funds                           119,066,193       67,468,842
 Borrowing related to investment in real
   estate in a joint venture                     16,720,745            -
 Advances by borrowers for taxes and insurance      518,774          416,899
 Income tax currently payable                         -            1,375,274
 Deferred compensation                            1,821,094        1,746,894
                                               ------------     ------------
       Total liabilities                        890,546,288      749,568,888
                                               ------------     ------------
 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
   Serial preferred stock, $1 par value,
     10,000,000 shares authorized; none
     issued or outstanding                            -                -
   Common stock, $1 par value, 30,000,000 shares
     authorized; 10,037,903 and 10,405,331 issued
     and outstanding, respectively               10,037,903       10,405,331
   Additional paid-in capital                    54,737,070       56,893,824
   Retained earnings                             38,939,268       36,925,836
   Unearned ESOP shares                             (72,101)        (144,205)
   Accumulated other comprehensive income         3,382,047        5,226,207
                                               ------------     ------------
       Total stockholders' equity               107,024,187      109,306,993
                                               ------------     ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $997,570,475     $858,875,881
                                               ============     ============


See accompanying notes to these financial statements                       51
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                             Consolidated Statement of Income
                                   Years Ended March 31, 2005, 2004, and 2003
==============================================================================

                                        2005          2004           2003
                                    -----------    -----------    -----------
 INTEREST INCOME
   Interest on loans                $48,131,012    $43,842,447    $44,626,384
   Investment and mortgage-backed
     securities
      Taxable interest                3,598,339      4,474,212      5,336,638
      Nontaxable interest income        148,884        111,519         37,855
     Dividends                          303,661        551,436        696,866
                                    -----------    -----------    -----------
       Total interest income         52,181,896     48,979,614     50,697,743
                                    -----------    -----------    -----------

 INTEREST EXPENSE
   Interest on deposits              13,218,857     13,224,629     17,672,959
   Interest on other borrowings       2,924,988      2,284,728      1,788,142
                                    -----------    -----------    -----------
       Total interest expense        16,143,845     15,509,357     19,461,101
                                    -----------    -----------    -----------
       Net interest income           36,038,051     33,470,257     31,236,642

 PROVISION FOR LOAN LOSSES            1,700,000      1,915,000      2,740,000
                                    -----------    -----------    -----------
       Net interest income after
        provision for loan losses    34,338,051     31,555,257     28,496,642
                                    -----------    -----------    -----------

 NONINTEREST INCOME
   Service fees                       3,167,678      2,860,089      2,262,860
   Other                              1,824,286      1,938,208      1,828,618
   Net gain (loss) on sales of
     loans - servicing retained          65,669        195,354        100,413
   Net gain on sales of loans -
     servicing released                 982,788      2,198,500      2,685,251
   Net gain on sale of investment
     securities                         476,327        689,350         62,258
                                    -----------    -----------    -----------
       Total noninterest income       6,516,748      7,881,501      6,939,400
                                    -----------    -----------    -----------

 NONINTEREST EXPENSE
   Compensation and employee
     benefits                        12,635,243     11,520,922      9,359,463
   Building occupancy                 2,967,481      2,641,378      2,335,481
   Other expenses                     5,231,541      4,733,971      4,055,430
   Data processing                      901,042        557,803        837,983
   Advertising                          687,503        784,149        757,602
                                    -----------    -----------    -----------
       Total noninterest expense     22,422,810     20,238,223     17,345,959
                                    -----------    -----------    -----------

 INCOME BEFORE PROVISION FOR
 INCOME TAX                          18,431,989     19,198,535     18,090,083

 PROVISION FOR INCOME TAX
   Current                            5,948,892      8,281,271      7,457,372
   Deferred                            (579,477)    (1,949,104)    (1,507,160)
                                    -----------    -----------    -----------
       Total provision for income
         tax                          5,369,415      6,332,167      5,950,212
                                    -----------    -----------    -----------
 NET INCOME                         $13,062,574    $12,866,368    $12,139,871
                                    ===========    ===========    ===========

 BASIC EARNINGS PER SHARE              $ 1.28         $ 1.23         $ 1.14
                                       ======         ======         ======
 DILUTED EARNINGS PER SHARE            $ 1.26         $ 1.20         $ 1.12
                                       ======         ======         ======

See accompanying notes to these financial statements                       52
==============================================================================


                                                                                     HORIZON FINANCIAL CORP.
                                                              Consolidated Statement of Stockholders' Equity
                                                                  Years Ended March 31, 2005, 2004, and 2003
============================================================================================================

                                 Common Stock                                                   Accumulated
                           ------------------------    Additional                   Unearned       Other
                            Number of      At Par        Paid-In       Retained       ESOP     Comprehensive
                             Shares        Value         Capital       Earnings      Shares    Income (Loss)
                           ----------   -----------   ------------   ------------   ---------   -----------
BALANCE, March 31, 2002     8,607,117  $  8,607,117   $ 60,428,238   $ 27,700,939   $ (288,413)  $4,151,710
Comprehensive income
 Net income                     -             -              -         12,139,871        -            -
 Other comprehensive income
  Change in unrealized gains
  on available-for-sale
  securities, net taxes of
  $967,051                      -             -              -              -            -        1,877,217
  Total other comprehensive
   income                       -             -              -              -            -            -
 Comprehensive income           -             -              -              -            -            -
Recognition of ESOP shares
 released                       -             -              -              -           72,104        -
Cash dividends on common
 stock at $.45 per share        -             -              -         (4,789,101)       -            -
Dividend reinvestment plan     43,536        43,536        522,227          -            -            -
Stock options exercised       141,670       141,670        914,187          -            -            -
25% stock split             2,138,190     2,138,190     (2,138,190)         -            -            -
Cash paid for fractional
 shares                         -             -              -             (7,425)       -            -
Treasury stock purchased        -             -              -              -            -            -
Retirement of treasury
 stock                      (380,400)      (380,400)    (2,373,638)    (2,516,321)       -            -
                          ----------   ------------   ------------    -----------   ----------   ----------

BALANCE, March 31, 2003   10,550,113     10,550,113     57,352,824     32,527,963     (216,309)   6,028,927
Comprehensive income
 Net income                    -              -              -         12,866,368        -             -
 Other comprehensive income
   Change in unrealized
   gains (losses) on
   available-for-sale
   securities, net tax
   (benefit) of $(413,523)     -              -              -              -            -         (802,720)
   Total other comprehensive
    income                     -              -              -              -            -            -
 Comprehensive income          -              -              -              -            -            -
Recognition of ESOP shares
 released                      -              -              -              -           72,104        -
Cash dividends on common
 stock at $.49 per share       -              -              -         (5,121,345)       -            -
Dividend reinvestment plan    39,601         39,601        646,876          -            -            -
Stock options exercised      129,857        129,857        685,606          -            -            -
Treasury stock purchased       -              -              -              -            -            -
Retirement of treasury
 stock                      (314,240)      (314,240)    (1,791,482)    (3,347,150)       -            -
                          ----------   ------------   ------------    -----------   ----------   ----------

BALANCE, March 31, 2004   10,405,331     10,405,331     56,893,824     36,925,836     (144,205)   5,226,207
Comprehensive income
 Net income                    -              -              -         13,062,574        -            -
 Other comprehensive income
   Change in unrealized
   gains (losses) on
   available-for-sale
   securities, net tax
   (benefit) of $(950,022)     -              -              -              -            -       (1,844,160)
   Total other comprehensive
    income                     -              -              -              -            -            -
 Comprehensive income          -              -              -              -            -            -
Recognition of ESOP shares
 released                      -              -              -              -           72,104        -
Cash dividends on common
 stock at $.53 per share       -              -              -         (5,382,724)       -            -
Stock options exercised       83,452         83,452        413,713          -            -            -
Treasury stock purchased       -              -              -              -            -            -
Retirement of treasury
 stock                      (450,880)      (450,880)    (2,570,467)    (5,666,418)       -            -
                          ----------   ------------   ------------    -----------   ----------   ----------
BALANCE, March 31, 2005   10,037,903   $ 10,037,903   $ 54,737,070    $38,939,268   $  (72,101)  $3,382,047
                          ==========   ============   ============    ===========   ==========   ==========


                                  Treasury                           Total
                                   Stock        Stockholders'     Comprehensive
                                  At Cost         Equity             Income
                                  -------       ------------         ------
BALANCE, March 31, 2002          $      -      $100,599,591
Comprehensive income
 Net income                             -        12,139,871        $ 12,139,871
 Other comprehensive income
  Change in unrealized gains
  on available-for-sale
  securities, net taxes of
  $967,051                             -          1,877,217           1,877,217
                                                                    -----------
  Total other comprehensive
   income                              -              -               1,877,217
                                                                    -----------
 Comprehensive income                  -              -             $14,017,088
Recognition of ESOP shares                                          ===========
 released                              -             72,104
Cash dividends on common
 stock at $.45 per share               -         (4,789,101)
Dividend reinvestment plan             -            565,763
Stock options exercised                -          1,055,857
25% stock split                        -              -
Cash paid for fractional
 shares                                -             (7,425)
Treasury stock purchased          (5,270,359)    (5,270,359)
Retirement of treasury
 stock                             5,270,359          -
                                 -----------   ------------
BALANCE, March 31, 2003                -        106,243,518
Comprehensive income
 Net income                            -         12,866,368         $12,866,368
 Other comprehensive income
   Change in unrealized
   gains (losses) on
   available-for-sale
   securities, net tax
   (benefit) of $(413,523)             -           (802,720)           (802,720)
                                                                    -----------
   Total other comprehensive
    income                             -              -                (802,720)
                                                                    -----------
 Comprehensive income                  -              -             $12,063,648
Recognition of ESOP shares                                          ===========
 released                              -             72,104
Cash dividends on common
 stock at $.49 per share               -         (5,121,345)
Dividend reinvestment plan             -            686,477
Stock options exercised                -            815,463
Treasury stock purchased          (5,452,872)    (5,452,872)
Retirement of treasury
 stock                             5,452,872          -
                                 -----------   ------------
BALANCE, March 31, 2004                -        109,306,993
Comprehensive income
 Net income                            -         13,062,574         $13,062,574
 Other comprehensive income
   Change in unrealized
    gains (losses) on
    available-for-sale
    securities, net tax
    (benefit) of $(950,022)            -         (1,844,160)         (1,844,160)
                                                                    -----------
   Total other comprehensive
    income                             -              -              (1,844,160)
                                                                    -----------
 Comprehensive income                  -              -             $11,218,414
Recognition of ESOP shares                                          ===========
 released                              -             72,104
Cash dividends on common
 stock at $.53 per share               -         (5,382,724)
Stock options exercised                -            497,165
Treasury stock purchased          (8,687,765)    (8,687,765)
Retirement of treasury
 stock                             8,687,765          -
                                ------------   ------------
BALANCE, March 31, 2005         $      -       $107,024,187
                                ============   ============


See accompanying notes to these financial statements               53
======================================================================

                                                      HORIZON FINANCIAL CORP.
                                         Consolidated Statement of Cash Flows
                                   Years Ended March 31, 2005, 2004, and 2003
==============================================================================

             Increase (Decrease) in Cash and Cash Equivalents

                                        2005          2004           2003
                                    -----------    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                       $ 13,062,574   $ 12,866,368   $ 12,139,871
Adjustments to reconcile net income
to net cash provided by operating
activities
  Depreciation                        1,249,181      1,085,060      1,000,314
  Amortization and deferrals, net      (773,550)       799,212        771,900
  Stock dividends - Federal Home
    Loan Bank stock                    (203,000)      (376,400)      (395,200)
  Provision for loan losses           1,700,000      1,915,000      2,740,000
  Provision for deferred income tax    (579,477)    (1,949,104)    (1,507,160)
Changes in assets and liabilities
  Interest and dividends receivable    (466,749)       588,459       (125,106)
  Interest payable                      595,593          3,692        (27,533)
  Federal income tax payable         (1,706,135)       469,271        392,494
  Net change in loans held for sale  (2,735,359)     1,504,800        457,600
  Other assets                          684,132       (283,008)    (6,703,825)
  Other liabilities                  (3,205,660)      (331,490)      (422,065)
                                  -------------  -------------  -------------
    Net cash flows from operating
      activities                      7,621,550     16,291,860      8,321,290
                                  -------------  -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in interest-bearing
    deposits, net                    16,860,049     39,162,020      9,845,582
  Purchases of investment securities
    - available-for-sale            (11,465,000)   (28,598,597)   (30,941,880)
  Proceeds from sales and maturities
    of investment securities -
    available-for-sale               22,330,851     17,142,983      5,352,629
  Purchases of mortgage-backed
    securities - available-for-sale       -        (12,811,737)   (18,285,779)
  Proceeds from sales and maturities
    of mortgage-backed - securities
    - available-for-sale              9,009,616     22,589,915     10,598,409
  Proceeds from maturities of
    mortgage-backed securities -
    held-to-maturity                    658,745      1,248,403      1,617,115
  Net change in loans              (147,608,780)   (78,599,106)   (18,857,731)
  Purchases of bank premises and
    equipment                        (6,837,167)    (2,344,477)    (1,739,519)
  Net change in investment in joint
    venture                         (17,204,265)         -              -
  Net change in other real estate
    owned                                63,432      1,008,909        669,359
                                  -------------  -------------  -------------
  Net cash flows from investing
    activities                     (134,192,519)   (41,201,687)   (41,741,815)
                                  -------------  -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits             76,590,193     23,537,058     17,939,690
  Advances from other borrowed
    funds                           142,297,351     20,706,102     24,642,011
  Repayments of other borrowed
    funds                           (90,700,000)    (7,000,000)         -
  Net change in borrowing related
    to inv. in real estate in a
    joint venture                    16,720,745          -              -
  Common stock issued, net              497,165        925,792      1,132,286
  Cash dividends paid                (5,328,273)    (4,457,794)    (4,126,638)

  Treasury stock purchased           (8,687,765)    (5,452,872)    (5,270,359)
                                  -------------  -------------  -------------
       Net cash flows from
         financing activities       131,389,416     28,258,286     34,316,990
                                  -------------  -------------  -------------
NET CHANGE IN CASH AND CASH
EQUIVALENTS                           4,818,447      3,348,459        896,465

CASH AND CASH EQUIVALENTS,
beginning of year                    18,431,964     15,083,505     14,187,040
                                  -------------  -------------  -------------
CASH AND CASH EQUIVALENTS,
end of year                       $  23,250,411  $  18,431,964  $  15,083,505
                                  =============  =============  =============
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION
  Cash paid during the year for
    interest                      $  15,548,251  $  15,505,666  $  19,488,634
                                  =============  =============  =============
  Cash paid during the year for
    income tax                    $   7,661,000  $   7,812,000  $   7,315,000
                                  =============  =============  =============

NONCASH INVESTING AND FINANCING
TRANSACTIONS
  Property taken in settlement
    of loans                      $       -      $     382,086  $   1,452,271
                                  =============  =============  =============
  Property sold through seller
    financing                     $       -      $       -      $       -
                                  =============  =============  =============


See accompanying notes to these financial statements                       54
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations - Horizon Financial Corp. (the "Company" or the "Corporation"), through its wholly-owned subsidiary, Horizon Bank (the "Bank"), provides a full range of commercial and mortgage lending services to borrowers and a full range of customer services to depositors through 18 full-service offices, three commercial loan centers, and three real estate loan centers located in Whatcom, Skagit and Snohomish Counties of Washington State. The Bank is an FDIC insured, state-chartered stock savings bank.

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

All per share data included in the financial statements have been restated to reflect the stock dividend effective May 11, 2001 and the 25% stock split effective July 23, 2002 as well as the Company's ongoing share repurchase activities.

Principles of Consolidation - As of March 31, 2005, 2004, and 2003, and for the years then ended, the consolidated financial statements include the accounts of Horizon Financial Corp. and its wholly-owned subsidiary, Horizon Bank. Westward Financial Services, Inc. ("Westward") a land development company, is a wholly-owned subsidiary of Horizon Bank, whose accounts are also included in the consolidation. All material intercompany balances and transactions have been eliminated.

In October 2004, the Bank's wholly owned subsidiary, Westward Financial Services, Inc., entered into a real estate development joint venture in Greenbriar Northwest LLC ("GBNW"), an established residential land development company headquartered in Bellingham, Washington. The Company believes that GBNW is a variable interest entity. Under Financial Interpretation Number 46 GBNW is consolidated in our consolidated balance sheet. The Company also accounts for the unowned portion as a minority interest. The investment in real estate is recorded as an asset and the related debt is recorded as a liability. The real estate joint venture has a carrying amount of approximately $17.2 million, comprised mainly of land and land improvements, with a related borrowing of approximately $16.7 million. As of March 31, 2005, the project is in early development.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and noninterest-bearing amounts due from banks with maturities of three months or less.

Included in cash and cash equivalents are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve Bank and other banks. Reserve requirements were approximately $5.0 million and $2.6 million for the years ended March 31, 2005 and 2004, respectively.

The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

Investments in Interest-Bearing Deposits - Investments in interest-bearing deposits consist principally of funds on deposit with the Federal Home Loan Bank ("FHLB") of Seattle and short-term certificates of deposit with Western Washington financial institutions. They mature within one year and are carried at cost.

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

                                                                            55
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. In estimating other-then-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity. The Company had no trading securities at March 31, 2005 and 2004.

Noncash Investing and Financing Transactions - Noncash investing and financing transactions consist principally of securitizing mortgage loans and exchanging them for Federal Home Loan Mortgage Corporation ("Freddie Mac") participation certificates. At the time of the securitization, the pool of loans is reclassified from the loan portfolio and is aggregated in a participation certificate in the available-for-sale investment portfolio. A separate mortgage servicing right is established using an estimate of fair market value and reorganized upon securitization. The transaction does not result in the recognition of income or expense in the income statement.

Federal Home Loan Bank Stock - The Bank's investment in FHLB stock is a restricted investment carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB. At this time, the FHLB has ceased paying dividends on FHLB stock.

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

Mortgage loans held for sale can be sold with the mortgage servicing rights retained by the Company. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

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

                                                                            56
==============================================================================


                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

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

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charges against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Mortgage Servicing Rights - Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets. Generally, for sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual tranche, to the extent that fair value is less than the capitalized amount for the tranche. If the Company later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

                                                                           57
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

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

Bank Owned Life Insurance - The carrying amount of bank owned life insurance ("BOLI") approximates its fair value. Fair value of BOLI is estimated using the cash surrender value. The Bank owns approximately $11 million in Bank Owned Life Insurance as of March 31, 2005 and 2004, which is included in Other Assets.

Goodwill - Goodwill was recognized in connection with the purchase of branch assets and related liabilities. The Company performs periodic evaluations for impairment. During the current year, impairment testing was performed and goodwill was found not to be impaired. At March 31, 2005 and 2004, goodwill in the amount of $545,336 was included in Other Assets.

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

Income Taxes - The Company reports income and expenses using the accrual method of accounting and files a consolidated tax return which includes the Bank. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled using the liability method. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between the Bank's financial statements and its tax returns.

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

                                                                           58
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued)

The pro forma information recognizes, as compensation, the value of stock options granted using an option valuation model known as the Black Scholes model. Pro forma earnings per share amounts also reflect an adjustment for an assumed purchase of treasury stock from proceeds deemed obtained from the issuance of stock options. The estimated fair value for options issued for the years ended 2005, 2004, and 2003 is estimated at $51,032, $2,317, and $64,192, respectively. The following assumptions were used to estimate the fair value of the options for the year ended March 31:

                                       2005           2004           2003
                                    ----------     ----------     ----------

 Risk-free interest rate               4.26%          1.93%          2.35%
 Dividend yield rate                  2.875%          3.02%          3.65%
 Price volatility                     25.47%         38.84%         24.57%
 Weighted average expected life
   of options                           6.20 yr.       3.72 yr.       3.70 yr.

Management believes that the assumptions used in the option pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted will be allocated to pro forma earnings over the vesting period of the options.

Pro forma disclosures for the years ended March 31:

                                       2005           2004           2003
                                    ----------     ----------     ----------

 Net income as reported            $13,062,574    $12,866,368    $12,139,871
 Additional compensation for fair
   value of stock options, net
   of tax                              (19,501)       (51,593)       (58,164)
                                   -----------    -----------    -----------
 Pro forma net income              $13,043,073    $12,814,775    $12,081,707
                                   ===========    ===========    ===========
 Earnings per share
    Basic
     As reported                      $1.28          $1.23          $1.14
                                      =====          =====          =====

     Pro forma                        $1.28          $1.22          $1.13
                                      =====          =====          =====
    Diluted
     As reported                      $1.26          $1.20          $1.12
                                      =====          =====          =====

     Pro forma                        $1.26          $1.20          $1.11
                                      =====          =====          =====

The remaining unrecognized compensation for fair value of stock options was $38,274, $1,159, and $16,048 as of March 31, 2005, 2004, and 2003,
respectively.

Transfers of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Corporation, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.


                                                                           59
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================


Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued)

The components of other comprehensive income and related tax effects are as follows for the years ended March 31:

                                       2005           2004           2003
                                  -----------     -----------    -----------

 Change in unrealized holding
   gains on available-for-sale
   securities                     $(2,317,855)    $  (531,242)   $ 2,844,268

 Reclassification adjustment for
   losses (gains) realized
   in income                         (476,327)       (685,001)         -
                                  -----------     -----------    -----------
 Net change in unrealized holding
   gains                           (2,794,182)     (1,216,243)     2,844,268
 Tax effect                           950,022         413,523       (967,051)
                                  -----------     -----------    -----------
    Change in unrealized holding
      gains, net of tax amount    $(1,844,160)    $  (802,720)   $ 1,877,217
                                  ===========     ===========    ===========

Recent Accounting Pronouncements - In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The SEC's new rule allows public companies to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next reporting period, after June 15 or December 15, 2005, as applicable. The SEC's new rule does not change the accounting required by Statement 123(R); only the compliance deadlines have been altered. With the recent extension, the Company expects to adopt Statement 123(R) on April 1, 2006.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Reclassifications - Certain reclassifications have been made to prior years' amounts to conform to the current year presentation. These reclassifications have no significant effect on the Bank's previously reported financial position or results of operations.

Note 2 - Interest Bearing Deposits

Interest bearing deposits consisted of the following at March 31:

                                         2005               2004
                                     -----------        ------------

 FHLB Demand                         $ 3,607,324        $ 20,467,373
 Certificates of deposit                 300,025             300,025
                                     -----------        ------------
                                     $ 3,907,349        $ 20,767,398
                                     ===========        ============

                                                                           60
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

Note 2 - Interest Bearing Deposits (Continued)


The Company has funds on deposit with the FHLB in a demand account. This account acts like a savings account and earns interest based on the daily federal funds rate. These funds are uninsured deposits held at the Federal Home Loan Bank of Seattle. The FHLB of Seattle, a federally chartered corporation, is one of 12 district FHLBs, which operate under the supervision of the Federal Housing Finance Board. The Finance Board is an independent agency of the executive branch within the U.S. government which ensures that the FHLBs operate in a safe and sound manner, remain adequately capitalized, and can raise funds in the capital markets.

Note 3 - Investment Securities

The Company's investment policy requires that the Company purchase only high-grade investment securities. Purchases of debt instruments are generally restricted to those rated A or better by a nationally recognized statistical rating organization.

The amortized cost and estimated market values of investments, together with unrealized gains and losses, are as follows as of March 31, 2005, respectively:

                                           2005
                  -----------------------------------------------------------
                                           Gross        Gross
                                         Unrealized   Unrealized
                                 Gross     Losses       Losses     Estimated
                  Amortized   Unrealized  12 Months  Greater Than     Fair
                    Costs        Gains     or Less    12 Months       Value
                  ---------   ----------  ---------  ------------  ----------
Available-For-Sale
Securities
 State and political
  subdivisions and U.S.
  government agency
  securities      $54,034,115  $  203,765  $ (10,170)   $(836,288) $53,391,422
 Marketable equity
  securities        1,824,224   6,027,209   (335,000)       -        7,516,433
 Mutual funds       5,000,000       -        (70,493)       -        4,929,507
 Corporate debt
  securities        5,938,085      49,547      -            -        5,987,632
                  -----------  ----------  ---------    ---------  -----------
   Total available-
    for- sale
    securities     66,796,424   6,280,521   (415,663)    (836,288)  71,824,994
                  -----------  ----------  ---------    ---------  -----------
Held-To-Maturity
Securities
 State and political
  subdivisions and
  U.S. government
  agency securities   369,596      13,313      -            -          382,909
                  -----------  ----------  ---------    ---------  -----------
   Total held-to-
    maturity
    securities        369,596      13,313      -            -          382,909
                  -----------  ----------  ---------    ---------  -----------
   Total investment
    securities    $67,166,020  $6,293,834  $(415,663)   $(836,288) $72,207,903
                  ===========  ==========  =========    =========  ===========

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. At March 31, 2005, the Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At March 31, 2005, there were approximately 36 investment securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate.

                                                                           61
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

Note 3 - Investment Securities (Continued)

                                           2004
                  -----------------------------------------------------------
                                           Gross        Gross
                                         Unrealized   Unrealized
                                 Gross     Losses       Losses     Estimated
                  Amortized   Unrealized  12 Months  Greater Than     Fair
                    Costs        Gains     or Less    12 Months       Value
                  ---------   ----------  ---------  ------------  ----------
Available-For-Sale
Securities
 State and political
  subdivisions and
  U.S. government
  agency
  securities      $57,396,588  $1,666,140  $   -        $(62,268)  $59,000,460

 Marketable equity
  securities        1,831,368   5,906,524   (441,000)      -         7,296,892
 Mutual funds       5,000,000       -        (20,141)      -         4,979,859
 Corporate debt
  securities       13,434,320     472,341      -           -        13,906,661
                  -----------  ----------  ---------    --------   -----------
   Total available-
    for-sale
    securities     77,662,276   8,045,005   (461,141)    (62,268)   85,183,872
                  -----------  ----------  ---------    --------   -----------
Held-To-Maturity
Securities
 State and political
  subdivisions and
  U.S. government
  agency
  securities          369,444      30,855      -           -           400,299
                  -----------  ----------  ---------    --------   -----------
   Total held-to-
    maturity
    securities        369,444      30,855      -           -           400,299
                  -----------  ----------  ---------    --------   -----------
   Total investment
    securities    $78,031,720  $8,075,860  $(461,141)   $(62,268)  $85,584,171
                  ===========  ==========  =========    ========   ===========

The amortized cost and estimated fair value of investment securities at March 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                               2005
                        ----------------------------------------------------
                           Available-For-Sale           Held-To-Maturity
                        -------------------------  -------------------------
                         Amortized     Estimated    Amortized     Estimated
                            Cost       Fair Value     Cost        Fair Value
                        ----------     ----------  ----------     ----------
State and political
 subdivisions and
 U.S. government agencies
   One year            $14,101,242   $14,159,687   $     -        $      -
   Two to five years    35,296,191    34,733,548       369,596         382,909
   Five to ten years     2,981,220     2,858,737         -               -
   Over ten years        1,655,462     1,639,450         -               -
                       -----------   -----------   -----------    ------------

                        54,034,115    53,391,422       369,596         382,909
                       -----------   -----------   -----------    ------------
Corporate debt securities
   One year              2,255,452     2,260,271         -               -
   Two to five years     3,682,633     3,727,361         -               -
   Over ten years                -             -         -               -
                       -----------   -----------   -----------    ------------
                         5,938,085     5,987,632         -               -
                       -----------   -----------   -----------    ------------
Mutual funds and
 marketable equity
 securities (liquid)     6,824,224    12,445,940         -               -
                       -----------   -----------   -----------    ------------
Total investment
 securities            $66,796,424   $71,824,994   $   369,596    $    382,909
                       ===========   ===========   ===========    ============

                                                                            62
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

Note 3 - Investment Securities (Continued)

Proceeds from sales of investments and gross realized gains and losses on investment sales were as follows for the years ended March 31:

                                         2005        2004         2003
                                      ----------   ----------   -----------

Proceeds from sales of investments    $9,576,300   $6,839,100   $    -
                                      ==========   ==========   ===========
Gross gains realized on sales of
  investments                         $  484,877   $  688,001   $    -
                                      ==========   ==========   ===========
Gross losses realized on sales of
  investments                         $   (8,550)  $   (3,000)  $    -
                                      ==========   ==========   ===========

Please refer to Note 4 for information on gross gains and losses on mortgage-backed security sales.

Information about concentrations of investments in particular industries for marketable equity securities and corporate debt securities at March 31 consists of the following:

                                        2005                   2004
                            ------------------------  ------------------------
                                             Market                  Market
                                 Cost        Value       Cost        Value
                            -----------  -----------  -----------  -----------

Marketable equity securities
   Banking                  $   309,009  $ 1,603,753  $   315,171  $ 1,822,492
   Government agency stocks   1,515,215    5,912,680    1,516,197    5,474,400
                            -----------  -----------  -----------  -----------
                            $ 1,824,224  $ 7,516,433  $ 1,831,368  $ 7,296,892
                            ===========  ===========  ===========  ===========
Corporate debt securities
   Finance companies        $ 2,255,452  $ 2,260,271  $ 6,940,420  $ 7,177,139
   Private utilities          1,016,324    1,037,265    2,710,725    2,792,817
   Manufacturing companies    2,666,309    2,690,096    3,783,175    3,936,705
                            -----------  -----------  -----------  -----------
Total                       $ 5,938,085  $ 5,987,632  $13,434,320  $13,906,661
                            ===========  ===========  ===========  ===========

At March 31, 2005 and 2004, U.S. government agency and corporate debt securities of $3,370,000 and $3,870,000, respectively, were pledged as collateral for deposits of state and local government agencies and deposits for trust accounts in excess of $100,000, as required by Washington law.

Note 4 - Mortgage-Backed Securities

Mortgage-backed securities at March 31 consisted of the following:

                                           2005
                  -----------------------------------------------------------
                                           Gross        Gross
                                         Unrealized   Unrealized
                                 Gross     Losses       Losses     Estimated
                  Amortized   Unrealized  12 Months  Greater Than     Fair
                    Costs        Gains     or Less    12 Months       Value
                  ---------   ----------  ---------  ------------  ----------
Available-for-sale
 securities      $18,353,299   $ 275,108   $(8,644)   $ (109,324)  $18,510,439
Held-to-maturity
 securities          885,137      41,192     -             -           926,329
                 -----------   ---------   -------    ----------   -----------
  Total mortgage-
   backed
   securities    $19,238,436   $ 316,300   $(8,644)   $ (109,324)  $19,436,768
                 ===========   =========   =======    ==========   ===========

                                                                            63
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

Note 4 - Mortgage-Backed Securities (Continued)

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. At March 31, 2005, the Company has evaluated these securities and determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At March 31, 2005, there were approximately 22 mortgage-backed securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

                                             2004
                  -----------------------------------------------------------
                                           Gross        Gross
                                         Unrealized   Unrealized
                                 Gross     Losses       Losses     Estimated
                  Amortized   Unrealized  12 Months  Greater Than     Fair
                    Costs        Gains     or Less    12 Months       Value
                  ---------   ----------  ---------  ------------  ----------
Available-for-sale
 securities      $27,362,914   $ 506,130   $  -       $ (109,231)  $27,759,813
Held-to-maturity
 securities        1,544,034     109,556      -            -         1,653,590
                 -----------   ---------   -------    ----------   -----------
   Total mortgage-
    backed
    securities   $28,906,948   $ 615,686   $  -       $ (109,231)  $29,413,403
                 ===========   =========   =======    ==========   ===========

The amortized cost and estimated fair value of mortgage-backed securities at March 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                               2005
                        -----------------------------------------------------
                           Available-For-Sale           Held-To-Maturity
                        -------------------------   -------------------------
                         Amortized     Estimated     Amortized    Estimated
                            Cost       Fair Value      Cost       Fair Value
                        ----------     ----------   ----------    ----------
Mortgage-backed
securities
 One year              $    56,252    $    56,324   $    -        $     -
 Two to five years            -              -         771,412        794,193
 Six to ten years        3,334,873      3,463,089       11,067         12,040
 After ten years        14,962,174     14,991,026      102,658        120,096
                       -----------    -----------   ----------    -----------
Total                  $18,353,299    $18,510,439   $  885,137    $   926,329
                       ===========    ===========   ==========    ===========

All of the above mortgage-backed securities are rated AAA by a nationally recognized statistical rating organization.

Proceeds from sales of mortgage-backed securities and gross realized gains and losses on mortgage-backed security sales were as follows for the years ended March 31:

                                             2005        2004         2003
                                           --------    --------    ----------
Proceeds from sales of mortgage-
  backed securities                        $   -       $   -       $2,403,548

                                           ========    ========    ==========
Gross gains realized on sales of
  mortgage-backed securities               $   -       $   -       $   62,187
                                           ========    ========    ==========
Gross losses realized on sales of
  mortgage-backed securities               $   -       $   -       $    -
                                           ========    ========    ==========

                                                                            64
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

Note 5 - Loans Receivable

Loans receivable (collateralized principally by properties in the Whatcom, Skagit and Snohomish Counties of Washington State) at March 31 consisted of the following:
                                              2005              2004
                                          -------------    -------------
 First mortgage loans
   1-4 Family                             $ 174,457,469    $ 179,324,244
   1-4 Family construction                   16,464,259       14,165,219
   Less participations                      (65,124,970)     (74,278,637)
                                          -------------    -------------
     Net first mortgage loans               125,796,758      119,210,826
 Construction and land development          161,005,886      129,152,131
 Residential commercial real estate          73,396,638       53,343,779
 Non-residential commercial real estate     323,463,682      255,273,566
 Commercial loans                            91,209,920       78,720,811
 Home equity secured                         35,913,110       26,984,619
 Other consumer loans                         5,961,613        5,661,944
                                          -------------    -------------
                                            816,747,607      668,347,676
 Less:
   Allowance for loan losses                (11,767,029)     (10,121,532)
                                          -------------    -------------
                                          $ 804,980,578    $ 658,226,144
                                          =============    =============

The Company originates both adjustable and fixed interest rate loans. At March 31, 2005, the Company had adjustable and fixed rate loans as follows:

           Fixed Rate                                Adjustable Rate
-----------------------------------      ------------------------------------
Term to Maturity        Book Value       Term to Maturity         Book Value
-----------------------------------      ------------------------------------

Less than one year     $  5,552,625      Less than one year      $ 466,432,592
One to three years       22,104,053      One to three years        120,898,519
Three to five years      10,331,590      Three to five years        76,207,601
Five to fifteen years    58,544,509      Five to fifteen years         991,389
Over fifteen years       55,684,729      Over fifteen years              -

Loans serviced for others were $103,174,983 and $88,190,792, respectively, as of March 31, 2005 and 2004.

The Bank generally receives a monthly fee of 0.25% to 0.375% per annum of the unpaid balance of each loan. The sold loans are sold without right of recourse to the Bank by the buyer of the loan interests in the event of default by the borrower.

The allowance for loan losses at March 31, and changes during the year were as follows:

                                        2005           2004           2003
                                    -----------    -----------    -----------

Balance, beginning of year          $10,121,532    $ 8,506,133    $ 5,887,482
Provision for loan losses             1,700,000      1,915,000      2,740,000
Loan chargeoffs                        (228,805)      (385,335)      (129,406)
Loan recoveries                         174,302         85,734          8,057
                                    -----------    -----------    -----------
Balance, end of year                $11,767,029    $10,121,532    $ 8,506,133
                                    ===========    ===========    ===========

                                                                            65
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

Note 5 - Loans Receivable (Continued)

The following is a summary of information pertaining to impaired and non-accrual loans:

                                                    March 31,
                                               ------------------
                                                2005       2004
                                               -------    -------
                                                 (in thousands)
 Impaired loans without a valuation allowance  $  -       $  -
 Impaired loans with a valuation allowance       1,481
                                               -------    -------
     Total impaired loans                      $ 1,481    $  -
                                               =======    =======
 Valuation allowance related to impaired loans $   300    $  -

 Total non-accrual loans                       $ 1,481    $  -
 Total loans past-due 90 days or more and
   still accruing                              $  -       $  238


                                                   Years Ended March 31,
                                               -----------------------------
                                                2005       2004        2003
                                               -------    -------    -------
                                                      (in thousands)

 Average investment in impaired loans          $   964    $  -       $   121
                                               =======    =======    =======
 Interest income recognized on impaired loans  $  -       $  -       $  -
                                               =======    =======    =======
 Interest income recognized on a cash basis
   on impaired loans                           $  -       $  -       $  -
                                               =======    =======    =======

No additional funds are committed to be advanced in connection with impaired loans.

Note 6 - Mortgage Servicing Rights

Loan costs allocated to mortgage servicing rights as of March 31, were as follows:

                                                       2005         2004
                                                   ----------    ----------

 Beginning balance                                 $  646,118    $1,284,143
 Additions for new loans                              156,286       107,798
 Amortization                                        (223,332)     (745,823)
                                                   ----------    ----------
 Ending balance                                       579,072       646,118
 Valuation allowance for impairment
   of mortgage servicing rights                      (295,620)     (333,678)
                                                   ----------    ----------
 Balance, end of year                              $  283,452    $  312,440
                                                   ==========    ==========

Changes in the valuation allowance for impairment of mortgage servicing was as follows:

 Beginning balance                                 $ (333,678)   $ (668,183)
 Additions                                            (59,605)      (42,819)
 Credited to income                                    97,663       377,324
                                                   ----------    ----------
 Balance, end of year                              $ (295,620)   $ (333,678)
                                                   ==========    ==========

Note 7 - Accrued Interest and Dividends Receivable

Accrued interest and dividends receivable at March 31 is summarized as follows:

                                                       2005         2004
                                                   ----------    ----------

 Investment securities                             $  810,762    $1,015,346
 Mortgage-backed securities                           117,578       147,503
 Loans receivable                                   3,545,045     2,763,333
 Dividends on marketable equity securities             25,371       105,825
                                                   ----------    ----------
                                                   $4,498,756    $4,032,007
                                                   ==========    ==========

                                                                            66
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

Note 8 - Premises and Equipment

Premises and equipment at March 31 consisted of:
                                                       2005         2004
                                                  -----------    ------------

 Buildings                                       $ 14,983,220    $ 12,728,536
 Equipment                                         10,988,914       8,816,230
                                                  -----------    ------------
                                                   25,972,134      21,544,766
 Accumulated depreciation                         (10,182,899)     (9,593,624)
                                                  -----------    ------------
                                                   15,789,235      11,951,142
 Land                                               6,992,422       5,242,529
                                                  -----------    ------------
 Balance, end of year                            $ 22,781,657    $ 17,193,671
                                                 ============    ============

Note 9 - Deposits

A comparative summary of deposits at March 31 follows:

                                                       2005         2004
                                                  -----------    ------------
 Demand deposits
   Savings                                       $ 40,862,597    $ 40,526,619
   Checking                                        83,268,122      78,697,106
   Checking (noninterest-bearing)                  63,503,350      44,773,672
   Money Market                                   134,760,821     131,310,670
                                                  -----------    ------------
                                                  322,394,890     295,308,067
                                                  -----------    ------------
 Time certificates of deposit
   Less than $100,000                             240,178,675     245,608,118
   Greater than or equal to $100,000              184,275,846     129,343,033
                                                  -----------    ------------
                                                  424,454,521     374,951,151
                                                  -----------    ------------
 Total deposits                                  $746,849,411    $670,259,218
                                                 ============    ============

Time certificate of deposit maturities at March 31 are as follows:

                                                2005
                        ---------------------------------------
                          Variable      Fixed
                            Rate         Rate          Total         2004
                        -----------  ------------  ------------  ------------
Within one year         $12,853,190  $238,823,847  $251,677,037  $212,282,052
One to two years          4,201,291    72,680,258    76,881,549    81,509,219
Two to three years        2,412,692    50,875,766    53,288,458    31,423,639
Three to four years       1,600,482    12,697,646    14,298,128    31,284,545
Four to five years        6,725,463    16,808,848    23,534,311    15,564,459
Over five years           4,775,038         -         4,775,038     2,887,237
                        -----------  ------------  ------------  ------------
                        $32,568,156  $391,886,365  $424,454,521  $374,951,151
                        ===========  ============  ============  ============

The terms of variable rate certificates of deposit allow customers to make additional deposits to existing certificates of deposit at any time.

The weighted average nominal interest rate on all deposits at March 31, 2005 and 2004, was 1.92% and 2.0%, respectively.


                                                                            67
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

Note 9 - Deposits (Continued)

Interest expense on deposits for the years ended March 31 is summarized as follows:
                                        2005          2004          2003
                                    -----------   -----------   -----------

 Money market                       $ 1,685,321   $ 1,323,697   $ 2,212,086
 Checking                               427,990       500,240       491,383
 Savings                                215,997       288,768       437,912
 Certificates of deposit             10,889,549    11,111,924    14,531,578
                                    -----------   -----------   -----------
 Balance, end of year               $13,218,857   $13,224,629   $17,672,959
                                    ===========   ===========   ===========

Note 10 - Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase, which are classified as other borrowed funds, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities (see Note 11).

Note 11 - Other Borrowed Funds

The Bank is a member of the FHLB of Seattle. As a member, the Bank has a committed line of credit up to 20% of total assets, subject to the Bank pledging sufficient collateral and maintaining the required stock investment. Committed lines of credit agreements totaling approximately $186.2 million and $164.1 million were available to the Bank, of which, $129 million (including $16.7 million related to the investment in the real estate joint venture) and $64.5 million were outstanding at March 31, 2005 and 2004, respectively. These advances bear interest ranging from 2.06% to 5.27% and 2.67% to 5.35% per annum, respectively. Maturities for the advances are $71,000,000 in fiscal 2006, $18,500,000 in fiscal 2007, $29,000,000 in fiscal 2008, $4,500,000 in fiscal 2009, and $6,000,000 in fiscal 2010.

The maximum outstanding and average outstanding balances and average interest rates on FHLB advances were as follows for the years ended March 31:

                                                      In Thousands
                                       ---------------------------------------
                                           2005          2004          2003
                                       -----------   -----------   -----------

 Maximum outstanding at any month-end  $   129,500   $    64,500   $    52,500
 Average outstanding                        89,820        56,318        38,276

 Weighted average interest rates:
    Annual                                 3.26%         4.06%         4.67%
                                           =====         =====         =====

    End of year                            3.28%         3.84%         4.33%
                                           =====         =====         =====

The Bank also has other borrowed funds in the form of retail repurchase agreements. These agreements are collateralized by securities held by a safekeeping agent not under control of the Bank. These advances are considered overnight borrowings bearing interest rates that fluctuate daily based on current market rates. The Bank had $5,773,338 and $2,968,842 outstanding as March 31, 2005 and 2004, respectively.

At March 31, 2005 and 2004, respectively, U.S. government agency and corporate debt securities of $9,383,333 and $4,000,000 were pledged as collateral for retail repurchase agreements.


                                                                            68
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

Note 12 - Income Tax

Deferred income tax results from temporary differences in the recognition of income and expense for tax and financial statement purposes. The sources of these differences and the related tax effects for the years ended March 31 were as follows:

                                           2005          2004          2003
                                       -----------   -----------   -----------
 Increase (decrease) in deferred
   loan fees                           $   265,000   $  (274,000)  $ (264,000)
 Loan loss and general reserves            461,000       560,000      873,000
 Deferred compensation                      25,000        26,000       71,000
 Other, net                               (171,523)    1,637,104      827,160
                                       -----------   -----------   ----------
                                       $   579,477   $ 1,949,104   $1,507,160
                                       ===========   ===========   ==========

The nature and components of the Company's net deferred tax assets (liabilities), established at an estimated tax rate of 34.25%, were as follows at March 31:
                                                         2005          2004
                                                    -----------   ------------
 Deferred Tax Assets
   Deferred compensation agreements                 $   624,000   $   598,000
   Deferred loan fees for tax purposes in excess
     of amounts deferred for financial reporting
     purposes                                         1,225,000       671,000
   Financial reporting loan loss reserve not
     recognized for tax purposes                      3,927,000     3,467,000
   Financial reporting accrued expenses not
     recognized for tax purposes                        234,000       183,000
   Other deferred tax assets                            215,000       166,000
                                                    -----------   ------------
       Total deferred assets                          6,225,000     5,085,000
                                                    -----------   ------------
 Deferred Tax Liabilities
   Tax effect of unrealized gains on available-for-
     sale securities                                 (1,803,663)   (2,692,288)
   FHLB stock dividends                                (776,000)     (720,000)
   Other deferred tax liabilities                    (1,346,112)     (841,589)
                                                    -----------   ------------
       Total deferred liabilities                    (3,925,775)   (4,253,877)
                                                    -----------   ------------
       Net deferred tax assets (liabilities)        $ 2,299,225   $   831,123
                                                    ===========   ===========

The Company believes, based upon the available evidence, that all deferred assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

A reconciliation of the Company's income tax provision to the statutory federal income tax rate for the years ended March 31 is as follows:

                                          2005          2004          2003
                                      -----------   -----------   -----------

 Provision for income tax at the
   statutory rate of 35 percent       $ 6,556,196   $ 6,721,000   $ 6,332,000
 Increase (decrease) in tax resulting
 from:
   Nontaxable income                     (639,726)     (354,380)     (260,976)
   Nondeductible expense                   12,759         6,041         4,555
   Income taxed at lower brackets           -             -          (100,000)
   Dividends received deduction           (34,469)      (53,000)      (70,000)
   Adjustment to deferred tax items:
     Deferred loan fees                   (74,616)        -             -
     Property, plant, and equipment      (314,514)        -             -
     Investment in joint venture          (37,472)        -             -
   Other, net                               6,258        12,506        44,633
                                      -----------   -----------   -----------
 Income tax provision                 $ 5,369,415   $ 6,332,167   $ 5,950,212
                                      ===========   ===========   ===========

                                                                            69
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

Note 13 - Benefit Plans

Deferred Compensation Plan - The Company has entered into deferred compensation agreements with certain of its officers. The agreements provide for additional retirement benefits payable over a 12 to 20 year period following retirement. In connection with these agreements, the Company has acquired life insurance policies on the individual officers covered by the deferred compensation agreements. At March 31, 2005 and 2004, the cash surrender values of these policies included in Other Assets aggregated $2,389,722 and $2,617,276, respectively.

The Company performs a present value calculation using an appropriate discount rate on an annual basis to ensure that those obligations are adequately estimated in the accompanying financial statements. The discount rate was 3.00%, 3.50%, and 4.00% in 2005, 2004 and 2003, respectively. Deferred compensation expense amounted to $150,000, $150,000 and $155,000 in 2005, 2004 and 2003, respectively.

Employee Incentive Plan - The Company has an incentive plan with employees meeting certain service requirements. Payments made to employees pursuant to the plan are based upon earnings, growth in deposits and loans and attainment of certain corporate objectives. Costs of the plan were $1,347,000, $1,657,000, and $1,403,000 for the years ended March 31, 2005, 2004 and 2003, respectively.

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

In April 1996, the Company issued a new loan to the ESOP in the amount of $500,000, to purchase 40,000 shares of common stock in the open market. The loan is to be repaid over a period of ten years, with annual payments including interest due on March 31. The ESOP shares initially were pledged as collateral for its debt. As the obligation is reduced, shares are released from collateral and allocation to the participants' accounts at a rate of 10% a year. In May 1997, the Company issued a 15% stock dividend which added an additional 5,400 shares to the unallocated ESOP shares. In May 1999, the Company made an additional loan to the ESOP in the amount of $154,725, to purchase 12,500 shares of common stock in the open market. The loan is to be repaid over seven years with annual payments including interest due March 31. In April 2001, the Company issued a 15% stock dividend which added an additional 4,789 shares to the unallocated ESOP shares. In July 2002, the Company issued a 25% stock split which added an additional 7,342 shares to the unallocated ESOP shares. Shares released for allocation were 9,180 for the years ended March 31, 2005, 2004, and 2003. The ESOP shares relating to the loans outstanding as of March 31 were as follows:

                                          2005          2004          2003
                                      -----------   -----------   -----------
 Number of shares
   Allocated shares                        74,918        65,738        56,558
   Unallocated shares                       9,175        18,355        27,535
                                      -----------   -----------   -----------
       Total ESOP shares                   84,093        84,093        84,093
                                      ===========   ===========   ===========
 Fair value
   Unallocated shares                 $   342,504   $   340,118   $   409,996
                                      ===========   ===========   ===========

Dividends paid on unallocated shares of stock are reinvested and the new shares purchased are allocated to the participants. Compensation expense for the ESOP plan is based upon the fair value of shares committed to be released each year.

401(k) Plan - Effective January 1, 1993, the Company adopted a defined contribution 401(k) retirement and savings plan (the "Plan") covering substantially all employees. The Company contributes three percent of participating employee's eligible salary to the Plan and a discretionary amount determined annually by the Board of Directors. Total contributions to the Plan amounted to $450,000, $430,000, and $360,000 for the years ended March 31, 2005, 2004, and 2003, respectively.

                                                                            70
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

Note 14 - Stockholders' Equity

Capital Requirements - The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines within the regulatory framework for prompt corrective action, the Company must meet specific capital adequacy guidelines that involve quantitative measures of each entity's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures are established by regulation to ensure capital adequacy, require maintenance of minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2005, that each entity meets all capital adequacy requirements to which they are subject.

As of March 31, 2005, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's categorization.

                                                                                   To Be Well Capitalized
                                                            For Capital            Under Prompt Corrective
                                      Actual              Adequacy Purposes          Action Provisions
                              ---------------------     --------------------       ---------------------
                               Amount        Ratio       Amount       Ratio         Amount        Ratio
                              --------      -------     --------      ------       --------       ------
As of March 31, 2005 (in thousands)
Total Capital
 (to Risk Weighted Assets)
    Consolidated              $ 116,231      13.68%      $ 67,978      >8.00%       $ 84,972      >10.00%
    Horizon Bank              $ 116,211      13.68%      $ 67,978      >8.00%       $ 84,972      >10.00%
Tier I Capital
 (to Risk Weighted Assets)
    Consolidated              $ 103,069      12.13%      $ 33,989      >4.00%       $ 50,983      > 6.00%
    Horizon Bank              $ 103,049      12.13%      $ 33,989      >4.00%       $ 50,983      > 6.00%
Tier I Capital
 (to Average Assets)
    Consolidated              $ 103,069      10.83%      $ 38,080      >4.00%       $ 47,601      > 5.00%
    Horizon Bank              $ 103,049      10.82%      $ 38,080      >4.00%       $ 47,601      > 5.00%


                                                                                   To Be Well Capitalized
                                                            For Capital            Under Prompt Corrective
                                      Actual              Adequacy Purposes          Action Provisions
                              ---------------------     --------------------       ---------------------
                               Amount        Ratio       Amount       Ratio         Amount        Ratio
                              --------      -------     --------      ------       --------       ------
As of March 31, 2004 (in thousands)
Total Capital
 (to Risk Weighted Assets)
    Consolidated              $ 114,607      16.60%      $ 55,247      >8.00%       $ 69,059      >10.00%
    Horizon Bank              $ 114,765      16.60%      $ 55,299      >8.00%       $ 69,124      >10.00%
Tier I Capital
 (to Risk Weighted Assets)
    Consolidated              $ 103,505      14.99%      $ 27,624      >4.00%       $ 41,436      > 6.00%
    Horizon Bank              $ 103,655      15.00%      $ 27,650      >4.00%       $ 41,475      > 6.00%
Tier I Capital
 (to Average Assets)
    Consolidated              $ 103,505      12.56%      $ 32,954      >4.00%       $ 41,192      > 5.00%
    Horizon Bank              $ 103,655      12.58%      $ 32,954      >4.00%       $ 41,192      > 5.00%



Holding Company Loans   Under federal regulations, the Bank is limited,
unless previously approved, as to the amount it may loan to the holding company and any one affiliate, to 10% of its capital stock and surplus, and the total of loans to the holding company and affiliates must not exceed 20% of capital and surplus. Further, all such loans must be fully collateralized. In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank's capital to be reduced below applicable minimum capital requirements.

                                                                            71
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

Note 14 - Stockholders' Equity (Continued)

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

Stock Repurchase Plans - In January 2000, the Company announced a plan to repurchase up to 1,240,562 shares, as restated, or approximately 10% of the Company's outstanding common stock. During fiscal 2001, 710,269 shares were repurchased under this plan at a cost of $4,898,256. In October 2000, the Company announced a plan to repurchase up to 1,121,250 shares, as restated, or approximately 10% of the Company's outstanding common stock. During fiscal 2001, 144,468 shares were repurchased under this plan at a cost of $1,109,850. Effective March 31, 2001, all 1,380,862 shares of treasury stock were retired. During fiscal 2002, 409,940 shares were repurchased and subsequently retired under this plan at a cost of $3,989,335. During fiscal 2003, 214,650 shares were repurchased and subsequently retired under this plan at a cost of $2,498,191. In October 2002, the Company announced a plan to repurchase up to 1,065,000 shares, or approximately 10% of the Company's outstanding common stock. During fiscal 2003, 195,700 shares were repurchased and subsequently retired under this plan at a cost of $2,772,168. During fiscal 2004, 162,400 shares were repurchased and subsequently retired under this plan at a cost of $2,698,586. In September 2003, the Company announced a plan to repurchase up to 1,050,000 shares, or approximately 10% of the Company's outstanding common stock. During fiscal 2004, 151,840 shares were repurchased and subsequently retired under this plan at a cost of $2,754,286. In total, the Company repurchased 314,240 shares and subsequently retired at a cost of $5,452,872. In March 2004, the Company announced a plan to repurchase up to 1,040,000 shares, or approximately 10% of the Company's outstanding common stock.
During fiscal 2005, 450,880 shares were repurchased and subsequently retired at a cost of $8,687,765. All share information has been restated to reflect stock splits and dividends.

Stock Split - The Company's Board of Directors, at its June 25, 2002 Board meeting, announced a 25% stock split to be issued July 23, 2002 for stockholders of record July 11, 2002.

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

Stock Option and Incentive Plans - The Company may award options for a maximum of 595,125 as restated, of authorized common stock to certain officers and key employees under the 1995 Stock Option and Incentive Plan. Options are granted at no less than fair market value and may or may not vest immediately upon issuance based on the terms established by the Board of Directors. Options are generally exercisable within one to five years from date of grant and expire after ten years.
                                                                            72
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

Note 14 - Stockholders' Equity (Continued)

                              Shares of Common Stock
                             ------------------------    Weighted Average of
                             Available for     Under      Exercise Price of
                             Option/Award       Plan      Shares Under Plan
                             ------------  ----------     ------------------
 Balance, March 31, 2003            8,548     455,408
   Authorized                       -           -
   Granted                         (1,000)      1,000       $     14.485
   Exercised                        -        (146,888)      $ 4.19 - 14.625
   Lapsed                           2,055      (2,055)      $ 4.19 - 14.625
   Expired                             (8)      -
                             ------------  ----------
 Balance, March 31, 2004            9,595     307,465
   Authorized                       -           -
   Granted                        (12,500)     12,500       $17.96 - 21.430
   Exercised                        -         (97,117)      $ 4.19 - 14.625
   Lapsed                           2,945      (2,945)      $ 4.19 - 14.625
   Expired                            (40)      -
                             ------------  ----------
 Balance, March 31, 2005            -         219,903
                             ============  ==========

                       Options Outstanding              Options Exercisable
               ------------------------------------  -----------------------
                              Weighted
                              Average      Weighted
   Range of                   Remaining    Average                 Average
   Exercise       Number     Contractual   Exercise     Number     Exercise
    Prices     Outstanding      Life        Price    Exercisable    Price
  ----------   -----------   -----------   --------  -----------  ---------
$  5 to $ 10     174,403     3.987 years   $  7.60     174,224     $  7.60
$ 10 to $ 15      43,500     8.196 years   $ 13.36      16,752     $ 11.71
$ 20 to $ 25       2,000     9.750 years   $ 21.42       -         $  -

At March 31, 2005, 219,903 shares of common stock were reserved for issuance pursuant to stock plans and options.

Note 15 - Earnings Per Share

The numerators and denominators of basic and diluted earnings per share are as follows:

                                        2005          2004           2003
                                     -----------   -----------   -----------

 Net income (numerator)              $13,062,574   $12,866,368   $12,139,871
 Shares used in the calculation
 (denominators)
   Basic earnings per weighted
     average share outstanding        10,212,190    10,480,785    10,674,506
   Effect of dilutive stock options      149,843       205,260       190,463
                                     -----------   -----------   -----------
   Diluted shares                     10,362,033    10,686,045    10,864,969
                                     ===========   ===========   ===========

 Basic earnings per share               $1.28         $1.23          $1.14
                                        =====         =====          =====

 Diluted earnings per share             $1.26         $1.20          $1.12
                                        =====         =====          =====

At March 31, 2005, 2004, and 2003, there were options to purchase 219,903, 307,465, and 455,408 shares of common stock outstanding. As of March 31, 2005, 2004, and 2003, all options to purchase shares of common stock were included in the diluted net income per share calculation.

                                                                            73
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

Note 16 - Commitments And Contingencies

Employment Agreement - The Company has entered into a four-year employment agreement with the Company's president at an amount approximating his current level of compensation. In the event of specified termination of the president's employment following a change in control of the Company (as defined in the agreement), the agreement provides the president with severance payments of up to 2.99 times his annual compensation plus continuation of certain benefits.

Long-Term Lease Commitments - The Company has entered into lease agreements for certain parcels of land and branch offices. Future noncancelable lease payments under these agreements were as follows for the years ending March 31:

                   2006                              $ 244,349
                   2007                                179,695
                   2008                                152,895
                   2009                                 42,956
                   2010                                 21,398
                Thereafter                             108,773
                                                     ---------
                                                     $ 750,066
                                                     =========
Rent expense charged to operations was $266,606, $248,661, and $162,440 for the years ending March 31, 2005, 2004, and 2003.

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

The aggregate balances and activity during 2005, 2004 and 2003 were as follows and were within regulatory limitations:

                                        2005          2004           2003
                                   ------------   ------------   ------------

 Balance, beginning of year        $ 15,690,253   $ 19,851,634   $ 19,846,801
 New loans or advances                4,880,489      7,572,429     16,750,744
 Repayments                          (6,023,951)   (11,733,810)   (16,745,911)
                                   ------------   ------------   ------------
 Balance, end of year              $ 14,546,791   $ 15,690,253   $ 19,851,634
                                   ============   ============   ============
 Interest earned on loans          $  1,050,208   $  1,080,891   $  1,372,680
                                   ============   ============   ============

Deposits from related parties totaled approximately $3,674,000 and $1,663,000 at March 31, 2005 and 2004, respectively.

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

                                                                            74
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment; and income-producing commercial properties.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Bank is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at March 31, 2005.

The Bank has not been required to perform on any financial guarantees and has not incurred any losses on its commitments for the years ended March 31, 2005, 2004, and 2003.

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding at March 31:
                                             2005              2004
                                         -------------    -------------

 Commitments to extend credit            $ 219,646,651    $  80,275,294
 Credit card arrangements                    9,087,129        7,991,317
 Standby letters of credit                   1,824,000        2,058,818

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

Investment and Mortgage-Backed Securities - Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

FHLB Stock - FHLB stock is carried at $100 par value. This investment is considered restricted, as a minimum investment must be maintained in order to obtain borrowing commitments from the FHLB. The Company may redeem its investment only at par value, which is used as the estimated market value.

                                                                            75
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

Note 20 - Disclosures About Fair Value of Financial Instruments (Continued)

Loan Receivables and Investment in Real Estate in a Joint Venture   For
certain homogeneous categories of loans, such as those written to Freddie Mac standards, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The carrying amount of the investment in the real estate joint venture is estimated to approximate its fair value based on the nature of the asset.

Accrued Income and Expense Accounts - Due to the short-term nature of these amounts, recorded book value is believed to approximate fair value.

Deposit Liabilities, Repurchase Agreements, Other Borrowed Funds, and Borrowing Related to Investment in Real Estate in a Joint Venture - The fair value of demand deposits, savings accounts, certain money market deposits, and federal funds purchased, is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit, repurchase agreements and other borrowed funds are estimated by discounting the estimated future cash flows using the rates currently offered for these instruments with similar remaining maturities.

Off-Balance-Sheet Instruments - The Company's off-balance-sheet instruments include unfunded commitments to extend credit and borrowing facilities available to the Company. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market price and the inability to estimate fair value without incurring excessive costs.

The carrying amounts and estimated fair values of the Bank's financial instruments at March 31, 2005 and 2004 were as follows:

                                 2005                          2004
                     ---------------------------   ---------------------------
                        Carrying        Fair         Carrying         Fair
                         Amount         Value         Amount          Value
                     ------------   ------------   ------------   ------------
Financial Assets
 Cash and cash
  equivalents        $ 23,250,411   $ 23,250,411   $ 18,431,964   $ 18,431,964

 Investment
  securities           72,194,590     72,207,903     85,553,316     85,584,171
 Mortgage-backed
  securities           19,395,576     19,436,768     29,303,847     29,413,403
 Interest-bearing
  deposits              3,907,349      3,907,349     20,767,398     20,767,398
 Federal Home Loan
  Bank stock            7,217,900      7,217,900      7,014,900      7,014,900
 Loans receivable     804,980,578    803,378,000    658,226,144    665,897,087
 Loans held-for-sale    4,068,859      4,068,859      1,333,500      1,333,500
 Investment in real
  estate in a joint
  venture              17,204,265     17,204,265          -              -
 Accrued interest and
  dividends receivable  4,498,756      4,498,756      4,032,007      4,032,007

Financial Liabilities
 Demand and savings
  deposits            322,394,890    322,394,890    295,308,067    295,308,067
 Time deposits        424,454,521    414,263,468    374,951,151    380,778,241
 Accounts payable and
  other liabilities     4,683,923      4,683,923      8,011,206      8,011,206
 Accrued interest
  payable                 886,148        886,148        290,555        290,555
 Other borrowed funds 119,066,193    117,781,243     67,468,842     69,275,192
 Borrowing related to
  investment in real
  estate in a joint
  venture              16,720,745     16,720,745          -              -

                                                                            76
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

Note 21 - Parent Company (Only) Financial Information

                                              In Thousands
                                        -----------------------
                                            2005        2004
                                        ----------   ----------
 Condensed balance sheet at March 31:
   Cash                                 $       30   $       28
   Investment in Bank                      107,004      109,457
   Other assets                              1,355        1,148
                                        ----------   ----------
                                        $  108,389   $  110,633
                                        ==========   ==========

   Other liabilities                    $    1,365   $    1,326
   Stockholders' equity                    107,024      109,307
                                        ----------   ----------
                                        $  108,389   $  110,633
                                        ==========   ==========

Condensed statement of income for the years ended March 31, 2005, 2004, and
2003:
                                                  In Thousands
                                        ------------------------------------
                                            2005        2004         2003
                                        ----------   ----------   ----------
 Income
   Cash dividends from Bank subsidiary  $   14,081   $    9,028   $    9,005
   Interest                                      3            5            6
                                        ----------   ----------   ----------
       Total income                         14,084        9,033        9,011
                                        ----------   ----------   ----------
 Expenses
   Compensation                                126          108          105
   Other                                       237          239          246
                                        ----------   ----------   ----------
       Total expenses                          363          347          351
                                        ----------   ----------   ----------
 Income before equity in undistributed
   income of subsidiary and benefit
   equivalent to income taxes               13,721        8,686        8,660
 Benefit equivalent to income taxes            123          118          119
                                        ----------   ----------   ----------
 Income before equity in undistributed
   income of subsidiary                     13,598        8,568        8,541
 Equity in undistributed income of
   subsidiary                                 (535)       4,298        3,599
                                        ----------   ----------   ----------
       Net income                       $   13,063   $   12,866   $   12,140
                                        ==========   ==========   ==========


                                            2005        2004         2003
                                        ----------   ----------   ----------
Cash flows from operating activities
   Net income                           $   13,063   $   12,866   $   12,140
Adjustments to reconcile net income
   to net cash flows from operating
   activities
     Equity in undistributed income
       of subsidiary                           659       (4,181)      (3,480)
     Other operating activities               (223)        (152)          23
                                        ----------   ----------   ----------
       Net cash flows from operating
         activities                         13,499       (8,533)      (8,683)
                                        ----------   ----------   ----------
Cash flows from investing activities
   Other investing activities                   22           22           22
                                        ----------   ----------   ----------
       Net cash flows from investing
         activities                             22           22           22
                                        ----------   ----------   ----------
Cash flows from financing activities
   Sale of common stock                        497          926        1,132
   Dividends paid                           (5,328)      (4,458)      (4,126)
   Treasury stock purchased                 (8,688)      (5,453)      (5,270)
                                        ----------   ----------   ----------
       Net cash flows from financing
         activities                        (13,519)      (8,985)      (8,264)
                                        ----------   ----------   ----------
Net change in cash                               2         (430)         441
Cash, beginning of year                         28          458           17
                                        ----------   ----------   ----------
Cash, end of year                       $       30   $       28   $      458
                                        ==========   ==========   ==========

                                                                            77
==============================================================================

                                                      HORIZON FINANCIAL CORP.
                                                Notes to Financial Statements
                                               March 31, 2005, 2004, and 2003
==============================================================================

Note 22 - Selected Quarterly Financial Data (Unaudited)

                                        Year Ended March 31, 2005
                            --------------------------------------------------
                            1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                            -----------  -----------  -----------  -----------

Interest income             $12,178,210  $12,890,130  $13,294,160  $13,819,396
Interest expense              3,731,222    3,880,823    4,085,740    4,446,060
                            -----------  -----------  -----------  -----------
Net interest income           8,446,988    9,009,307    9,208,420    9,373,336
Provision for loan losses       300,000      325,000      350,000      725,000
Noninterest income            1,768,978    1,775,049    1,579,601    1,393,120
Noninterest expense           5,213,821    5,713,308    5,814,704    5,680,977
                            -----------  -----------  -----------  -----------
Income before provision for
 income tax                   4,702,145    4,746,048    4,623,317    4,360,479
Provision for income tax      1,427,787    1,439,174    1,399,403    1,103,051
                            -----------  -----------  -----------  -----------
Net income                  $ 3,274,358  $ 3,306,874  $ 3,223,914  $ 3,257,428
                            ===========  ===========  ===========  ===========
Basic earnings per share
 (adjusted for stock splits
 and dividends)                 $ 0.32       $ 0.32       $ 0.32       $ 0.32
                                ======       ======       ======       ======
Diluted earnings per share
 (adjusted for stock splits
 and dividends)                 $ 0.31       $ 0.32       $ 0.31       $ 0.32
                                ======       ======       ======       ======

                                        Year Ended March 31, 2004
                            --------------------------------------------------
                            1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                            -----------  -----------  -----------  -----------

Interest income             $12,494,587  $12,210,493  $11,978,834  $12,295,700
Interest expense              4,136,452    3,932,265    3,762,912    3,677,728
                            -----------  -----------  -----------  -----------
Net interest income           8,358,135    8,278,228    8,215,922    8,617,972
Provision for loan losses       525,000      500,000      220,000      670,000
Noninterest income            2,031,321    2,458,097    1,440,968    1,951,115
Noninterest expense           4,915,759    5,262,744    5,125,364    4,934,356
                            -----------  -----------  -----------  -----------
Income before provision for
 income tax                   4,948,697    4,973,581    4,311,526    4,964,731
Provision for income tax      1,627,357    1,632,861    1,409,485    1,662,464
                            -----------  -----------  -----------  -----------
Net income                  $ 3,321,340  $ 3,340,720  $ 2,902,041  $ 3,302,267
                            ===========  ===========  ===========  ===========

Basic earnings per share
 (adjusted for stock splits
  and dividends)                $ .31        $ .32        $ .28        $ .32
                                =====        =====        =====        =====
Diluted earnings per share
 (adjusted for stock splits
  and dividends)                $ .31        $ .31        $ .27        $ .31
                                =====        =====        =====        =====

During fiscal 2005, the Bank charged off loans totaling $229,000 and received recoveries of $174,000. At March 31, 2005, the allowance for loan losses was $11,767,029, or 1.46% of total loans, compared to $10,121,532, or 1.48% of total loans at March 31, 2004. A large portion of the increase in the allowance for loan losses occurred in the fourth quarter of 2005 in the amount of $725,000 due in large part to the significant commercial loan growth in the quarter. Management believes the current balance of the allowance for loan losses is adequate given the mix of our current loan portfolio and existing economic conditions.

During the fourth quarter of fiscal 2005, the Bank's provision for income tax decreased to $1,103,051. The Bank made return to accrual adjustments related to the result of cost segregation studies completed on several Bank properties.

                                                                            78
==============================================================================

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

       Not applicable.

Item 9A.  Controls and Procedures
---------------------------------

      (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Exchange Act was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer and several other members of the Corporation's senior management as of the end of the period covered by this report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      (b) Changes in Internal Controls: In the year ended March 31, 2005, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

      (c) Management's Annual Report on Internal Control over Financial Reporting. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, a report of management's assessment of the design and effectiveness of its internal controls is included in herein. The Corporation's independent registered public accounting firm, Moss Adams, LLP, also attested to, and reported on, management's assessment of the effectiveness of internal control over financial reporting. Management's report and the independent registered public accounting firm's attestation report are included in Item 8 of this Annual Report on Form 10-K for the year ended March 31, 2005 under the captions entitled "Management's Annual Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm."

      The Corporation intends to continually review and evaluate the design and effectiveness of its disclosure controls and procedures and to improve its controls and procedures over time and to correct any deficiencies that it may discover in the future. The goal is to ensure that senior management has timely access to all material financial and non-financial information concerning the Corporation's business. While the Corporation believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures.

Item 9B.  Other Information
---------------------------

      There was no information to be disclosed by the Corporation in a current report on Form 8-K during the fourth quarter of fiscal 2005 that was not so disclosed.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

       The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

       For information regarding the executive officers of the Corporation and the Bank, see the information contained herein under the section captioned "Item 1. Business - Personnel - Executive Officers of the Registrant."

Item 11.  Executive Compensation
--------------------------------

      Information regarding management and director compensation and transactions with management and others is incorporated by reference to the section captioned "Executive Compensation" and "Director's Compensation" in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

      Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

      Information regarding the Corporation's equity compensation plans as of March 31, 2005 is incorporated herein by reference to the section captioned "Executive Compensation" in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      The information contained under the section captioned "Transactions with Management" in the Proxy Statement is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services
------------------------------------------------

       The information contained under the section captioned "Independent Auditors" is included in the Corporation's Proxy Statement and is incorporated herein by reference.

                                      PART IV

Item 15.  Exhibits and Financial Statement Schedules
----------------------------------------------------
  (a)  Exhibits
       --------
          3.1 Articles of Incorporation of Horizon Financial, Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
          3.2  Bylaws of Horizon Financial Corp. (incorporated by reference to
               Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
         10.1 Amended and Restated Employment Agreement with V. Lawrence Evans (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
         10.2 Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
         10.3 1986 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
         10.4  1995 Stock Option Plan (incorporated by reference to Exhibit
               99.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
         10.5 Bank of Bellingham 1993 Employee Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 33-88571))
         10.6 Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002)


        10.7 Severance Agreement with Richard P. Jacobson (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

                          (continued on following page)

        10.8  Severance Agreement with Steve Hoekstra (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for
              the quarter ended June 30, 2002)
        14    Code of Ethics (incorporated by reference to the Registrant's
              Annual Report on Form 10-K for the year ended March 31, 2004)
        21    Subsidiaries of the Registrant
        23    Consent of Moss Adams LLP, Independent Registered Public
              Accounting Firm
        31.1  Certification of Chief Executive Officer Pursuant to Section 302
              of the Sarbanes-Oxley Act
        31.2  Certification of Chief Financial Officer Pursuant to Section 302
              of the Sarbanes-Oxley Act
        32    Certification of Chief Executive Officer and Chief Financial
              Officer Pursuant to Section 906 of the Sarbanes-Oxley Act


 (b)     Financial Statement Schedules

          The Consolidated Financial Statements and Notes thereto are included in Item 8 of this Form 10-K.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           HORIZON FINANCIAL CORP.

Date:  June 9, 2005                        By:  /s/V. Lawrence Evans
                                           --------------------------------
                                           V. Lawrence Evans
                                           Chairman of the Board, Chief
                                           Executive Officer, and President
                                          (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/V. Lawrence Evans                   By:  /s/Robert C. Diehl
    -------------------------                   ---------------------------
    V. Lawrence Evans                           Robert C. Diehl
    Chairman of the Board,                      Director
    Chief Executive Officer,
    and President

    Date:  June 9, 2005                         Date:  June 9, 2005



By: /s/Richard P. Jacobson                 By:  /s/Fred R. Miller
    -------------------------                   ---------------------------
    Richard P. Jacobson                         Fred R. Miller
    Principal Financial Officer                 Director


    Date:  June 9, 2005                         Date:  June 9, 2005



By: /s/Dennis C. Joines                    By: /s/ James A. Strengholt
    -------------------------                  ---------------------------
    Dennis C. Joines                           James A. Strengholt
    President, Chief Operating Officer         Director
    and Director of Horizon Bank, and
    Executive Vice President and
    Director of Horizon Financial Corp.


    Date:  June 9, 2005                        Date:  June 9, 2005



By: /s/Kelli J. Holz                       By: /s/Robert C. Tauscher
    -------------------------                  ---------------------------
    Kelli J. Holz                              Robert C. Tauscher
    Principal Accounting Officer               Director


    Date:  June 9, 2005                        Date:  June 9, 2005

By: /s/Richard R. Haggen                   By: /s/Gary E. Goodman
    -------------------------                  ---------------------------
    Richard R. Haggen                          Gary E. Goodman
    Director                                   Director


    Date:  June 9, 2005                        Date:  June 9, 2005

                                  Exhibit 21

                         Subsidiaries of the Registrant



Parent
------

Horizon Financial Corp.


                                                        Jurisdiction
                                    Percentage          or State of
           Subsidiaries (a)        of Ownership         Incorporation
           ---------------         ------------         -------------

            Horizon Bank               100%               Washington


           Westward Financial
            Services, Inc. (b)         100%               Washington

-----
(a) The operation of the Corporation's wholly owned subsidiaries are included in the Consolidated Financial Statements contained in the Item 8 of this Form 10-K.

(b) Wholly-owned subsidiary of Horizon Bank.

                                   Exhibit 23

             Consent of Independent Registered Public Accounting Firm

           CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Horizon Financial Corp.

We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-99780) of Horizon Financial Corp. pertaining to the 1986 Stock Option and Incentive Plan, and the 1995 Stock Option Plan; and the Registration Statement on Form S-8 (No. 333-88571) pertaining to the Bank of Bellingham 1993 Employee Stock Option Plan; of our report dated May 26, 2005 relating to the consolidated statement of financial condition of Horizon Financial Corp. as of March 31, 2005 and 2004, the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three year period ended March 31, 2005, and our report dated May 26, 2005, with respect to Horizon Financial Corp. management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Horizon Financial Corp., for the year ended March 31, 2005.


/s/Moss Adams LLP

Bellingham, Washington
June 9, 2005

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: June 9, 2005
                                       /s/V. Lawrence Evans
                                       -------------------------------------
                                       V. Lawrence Evans
                                       Chief Executive Officer and President

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

   a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

   b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

   c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

   d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: June 9, 2005
                                         /s/Richard P. Jacobson
                                         -----------------------------
                                         Richard P. Jacobson
                                         Chief Financial Officer

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

      The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:

      1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

      2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/V. Lawrence Evans                            /s/Richard P. Jacobson
--------------------------                      -------------------------
V. Lawrence Evans                               Richard P. Jacobson
Chief Executive Officer                         Chief Financial Officer

Dated: June 9, 2005