Form 10-Q
period 2005-06-30
HORIZON FINANCIAL CORP
filed 2005-08-04
CIK 1002682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

                                (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT of 1934

               For the quarterly period ended June 30, 2005
                                              -------------

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND
    EXCHANGE ACT of 1934

     For the transition period from ______________ to __________________

                        Commission file number 0-27062

                           Horizon Financial Corp.
                           ----------------------
            (Exact name of registrant as specified in its charter)

                               Washington
                               ----------
        (State or other jurisdiction of incorporation or organization)

                               91-1695422
                               ----------
                    (IRS Employer Identification No.)

                           1500 Cornwall Avenue
                          Bellingham, Washington
                          ----------------------
                  (Address of principal executive offices)

                                  98225
                               ---------
                               (Zip Code)

Registrant's telephone number, including area code:           (360) 733-3050
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

                               YES  X   NO
                                   ----   -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               YES  X   NO
                                  -----   -----
As of August 1, 2005, 9,952,817 common shares, $1.00 par value, were outstanding.

                             HORIZON FINANCIAL CORP.

INDEX                                                                  PAGE
-----                                                                  -----


PART 1           FINANCIAL INFORMATION

Item 1           Financial Statements

                 Consolidated Statements of Financial Position           3

                 Consolidated Statements of Income                       4

                 Consolidated Statements of Stockholders' Equity         5

                 Consolidated Statements of Cash Flows                   6

                 Selected Notes to Consolidated Financial Statements    7-8

Item 2           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                 9-15

Item 3           Quantitative and Qualitative Disclosures About
                    Market Risk                                          15

Item 4           Controls and Procedures                               15-16

PART II          OTHER INFORMATION

Item 1           Legal Proceedings                                       17

Item 2           Unregistered Sales of Equity Securities and
                    Use of Proceeds                                      17

Item 3           Defaults Upon Senior Securities                         17

Item 4           Submission of Matters to a Vote of Security Holders     17

Item 5           Other Information                                       17

Item 6           Exhibits                                                18


                   SIGNATURES                                            19

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)

                          HORIZON FINANCIAL CORP.
          Consolidated Statements of Financial Position (unaudited)

                               ASSETS
                                                   June 30,       March 31,
                                                    2005            2005
                                                 (unaudited)
                                              --------------   ------------


Cash and cash equivalents                     $   26,193,622   $ 23,250,411
Interest-bearing deposits                          5,343,481      3,907,349
Investment securities
 Available-for-sale                               61,757,444     71,824,994
 Held-to-maturity                                    369,633        369,596
Mortgage-backed securities
 Available-for-sale                               17,737,244     18,510,439
 Held-to-maturity                                    791,697        885,137
Federal Home Loan Bank Stock                       7,247,400      7,217,900
Loans receivable, net of allowance of
 loan losses of $12,448,195 at June 30
 and $11,767,029 at March 31                     843,103,870    804,980,578
Loans held for sale, at fair value                 4,120,760      4,068,859
Investment in real estate in a joint venture      16,760,055     17,204,265
Accrued interest and dividends receivable          4,633,408      4,498,756
Bank premises and equipment, net                  22,847,182     22,781,657
Deferred income tax receivables                    2,156,336      2,299,225
Income tax receivable                                      -        330,862
Other assets                                      14,896,012     15,440,447
                                              --------------   ------------
TOTAL ASSETS                                  $1,027,958,144   $997,570,475
                                              ==============   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                      $  772,728,110   $746,849,411
Accounts payable and other liabilities             4,584,487      5,570,071
Other borrowed funds                             122,985,775    119,066,193
Borrowing related to investment in real
 estate in a joint venture                        17,095,578     16,720,745
Advances by borrowers for taxes and insurance        214,807        518,774
Income tax currently payable                       1,185,437              -
Deferred compensation                              1,839,644      1,821,094
                                              --------------   ------------
     Total liabilities                           920,633,838    890,546,288
                                              --------------   ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Serial preferred stock, $1 par value,
   10,000,000 shares , authorized; none
   issued or outstanding                                   -              -
 Common stock, $1 par value, 30,000,000
   shares authorized; 9,948,787 and
   10,037,903 issued and outstanding,
   respectively                                    9,948,787     10,037,903
 Additional paid-in capital                       54,161,891     54,737,070
 Retained earnings                                39,626,309     38,939,268
 Unearned ESOP shares                                (72,101)       (72,101)
 Accumulated other comprehensive income,
   net of tax                                      3,659,420      3,382,047
                                              --------------   ------------
     Total stockholders' equity                  107,324,306    107,024,187
                                              --------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $1,027,958,144   $997,570,475
                                              ==============   ============

             (See Notes to Consolidated Financial Statements)

                           HORIZON FINANCIAL CORP.
                Consolidated Statements of Income (unaudited)

                                                    Three months ended
                                                          June 30,

                                                  2005             2004
                                               -----------      -----------
INTEREST INCOME
 Interest on loans                             $14,702,958      $11,065,554
 Interest on investments and mortgage-
  backed securities                                833,135        1,112,656
                                               -----------      -----------
   Total interest income                        15,536,093       12,178,210
                                               -----------      -----------
INTEREST EXPENSE
 Interest on deposits                            4,162,689        3,142,172
 Interest on other borrowings                    1,099,604          589,050
                                               -----------      -----------
   Total interest expense                        5,262,293        3,731,222
                                               -----------      -----------
   Net interest income                          10,273,800        8,446,988

PROVISION FOR LOAN LOSSES                          725,000          300,000
                                               -----------      -----------
   Net interest income after provision
    for loan losses                              9,548,800        8,146,988
                                               -----------      -----------
NONINTEREST INCOME
 Service fees                                      746,423          844,418
 Other                                             667,185          262,162
 Net gain on sales of loans - servicing
  released                                         296,793          335,104
 Net gain on sales of loans - servicing
  retained                                          13,686            9,983
 Net gain on sale of investment securities          42,184          317,311
                                               -----------      -----------
   Total noninterest income                      1,766,271        1,768,978
                                               -----------      -----------
NONINTEREST EXPENSE
 Compensation and employee benefits              3,431,611        3,010,924
 Building occupancy                                819,087          642,506
 Other expenses                                  1,448,028        1,178,639
 Data processing                                   217,712          192,478
 Advertising                                       169,978          189,274
                                               -----------      -----------
   Total noninterest expense                     6,086,416        5,213,821
                                               -----------      -----------
NET INCOME BEFORE PROVISION FOR INCOME TAX       5,228,655        4,702,145

PROVISION FOR INCOME TAX                         1,516,298        1,427,787
                                               -----------      -----------
NET INCOME                                     $ 3,712,357      $ 3,274,358
                                               ===========      ===========

BASIC EARNINGS PER SHARE                           $ .37            $ .32
                                                   =====            =====
DILUTED EARNINGS PER SHARE                         $ .37            $ .31
                                                   =====            =====
                  (See Notes to Consolidated Financial Statements)

                                     HORIZON FINANCIAL CORP.
                         Consolidated Statements of Stockholders' Equity
                            Three Months Ended June 30, 2005 and 2004
                                           (unaudited)
                                                                                        Accumu-
                                                                                        lated
                                                                                        Other
                            Common Stock                                                Compre-
                       ---------------------    Additional                Unearned      hensive   Treasury
                        Number of                 Paid-In     Retained      ESOP        Income      Stock
                         Shares       At Par      Capital     Earnings     Shares       (Loss)     at Cost
                       ---------  -----------  -----------  -----------  ---------   ----------  ----------
BALANCE, March 31,
 2004                10,405,331   $10,405,331 $56,893,824   $36,925,836  $(144,205)  $5,226,207  $        -
Comprehensive income
 Net income                   -             -           -     3,274,358          -            -           -
 Other comprehensive
  income
  Change in unrealized
   losses on available-
   for-sale securities,
   net taxes (benefit) of
   $(825,864)                 -             -           -             -           -  (1,603,148)          -
  Total other compre-
   hensive income             -             -           -             -           -           -
Comprehensive income          -             -           -             -           -           -           -
Cash dividends on
 common stock at
 $.13/sh                      -             -           -    (1,338,923)          -           -           -
Stock options exercised  23,079        23,079     157,151             -           -           -           -
Treasury stock purchased      -             -           -             -           -           -  (2,240,685)
Retirement of treasury
 stock                 (125,397)     (125,397)   (714,888)   (1,400,400)          -           -   2,240,685
                     ----------   ----------- -----------   -----------   ---------  ----------  ----------
BALANCE, June 30,
 2004                10,303,013   $10,303,013 $56,336,087   $37,460,871   $(144,205) $3,623,059  $        -
                     ==========   =========== ============  ===========   =========  ==========  ==========

BALANCE, March 31,
 2005                10,037,903   $10,037,903 $54,737,070   $38,939,268   $ (72,101) $3,382,047  $        -
Comprehensive income
 Net income                   -             -           -     3,712,357           -           -           -
 Other comprehensive
  income
  Change in unrealized
   gains on available-
   for-sale securities,
   net taxes of $142,889      -             -           -             -           -     277,373           -
  Total other compre-
   hensive income             -             -           -             -           -           -
Comprehensive income          -             -           -             -           -           -           -
Cash dividends on
 common stock at
 $.14/sh                      -             -           -    (1,393,397)          -           -           -
Stock options exercised  37,381        37,381     145,980             -           -           -           -
Treasury stock purchased      -             -           -             -           -           -  (2,479,575)
Retirement of treasury
 stock                 (126,497)     (126,497)   (721,159)   (1,631,919)          -           -   2,479,575
                     ----------   ----------- -----------   -----------   ---------  ----------  ----------
BALANCE, June 30,
 2005                 9,948,787   $ 9,948,787 $54,161,891   $39,626,309   $ (72,101) $3,659,420  $        -
                     ==========   =========== ===========   ===========   =========  ==========  ==========

                                 (See Notes to Consolidated Financial Statements)

                                                    Total
                            Stockholders'        Comprehensive
                               Equity               Income
                            ------------        --------------
BALANCE, March 31, 2004     $109,306,993
Comprehensive income
 Net income                    3,274,358          $ 3,274,358
 Other comprehensive
  income
  Change in unrealized
   losses on available-
   for-sale securities,
   net taxes (benefit) of
   $(825,864)                 (1,603,148)          (1,603,148)
  Total other compre-                             -----------
   hensive income                      -           (1,603,148)
                                                  -----------
Comprehensive income                   -          $ 1,671,210
Cash dividends on                                 ===========
 common stock at $.13/sh      (1,338,923)
Stock options exercised          180,230
Treasury stock purchased      (2,240,685)
Retirement of treasury
 stock                                 -
                            ------------
BALANCE, June 30, 2004      $107,578,825
                            ============
BALANCE, March 31, 2005     $107,024,187
Comprehensive income
 Net income                    3,712,357          $ 3,712,357
 Other comprehensive
  income
  Change in unrealized
   gains on available-
   for-sale securities,
   net taxes of $142,889         277,373              277,373
  Total other compre-                             -----------
   hensive income                      -              277,373
                                                  -----------
Comprehensive income                   -          $ 3,989,730
Cash dividends on                                 ===========
 common stock at
 $.14/sh                      (1,393,397)
Stock options exercised          183,361
Treasury stock purchased      (2,479,575)
Retirement of treasury
 stock                                 -
                            ------------
BALANCE, June 30, 2005      $107,324,306
                            ============

                          (See Notes to Consolidated Financial Statements)


                        HORIZON FINANCIAL CORP.
          Consolidated Statements of Cash Flows (unaudited)
                                                        Three Months Ended
                                                             June 30,
                                                      2005            2004
                                                   ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                        $3,712,357      $3,274,358
Adjustments to reconcile net income to net
cash provided by operating activities
 Depreciation and amortization                        205,545          40,715
 Stock dividends - Federal Home Loan Bank stock       (29,500)        (69,700)
 Provision for loan losses                            725,000         300,000
Changes in assets and liabilities
 Accrued interest and dividends receivable           (134,652)         43,318
 Interest payable                                     514,125             990
 Net change in loans held for sale                    (51,901)     (1,944,170)
 Federal income tax (receivable) payable            1,516,299       1,027,787
 Other assets                                         544,435         437,145
 Other liabilities                                 (1,823,403)     (2,695,695)
                                                  -----------     -----------
   Net cash flows from operating activities         5,178,305         414,748
                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in interest-bearing deposits, net      (1,436,132)     10,346,166
 Purchases of investment securities -
  available-for-sale                               (3,525,000)     (9,285,000)
 Proceeds from sales and maturities of
  investment securities - available-for-sale       14,022,411       8,597,946
 Purchases of mortgage-backed securities -
  available-for-sale                               (1,488,610)              -
 Proceeds from maturities of mortgage-backed
  securities - available-for-sale                   2,252,207       4,788,058
 Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                       93,402         145,983
 Net change in loans                              (38,656,982)    (32,339,670)
 Purchases of bank premises and equipment            (462,383)     (1,874,755)
 Net change in investment in joint venture            444,210               -
                                                  -----------     -----------
   Net cash flows from investing activities       (28,756,877)    (19,621,272)
                                                  -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits                            25,878,699       9,659,706
 Advances from other borrowed funds                41,419,582      19,364,021
 Repayments of other borrowed funds               (37,500,000)     (7,000,000)
 Net change in borrowing related to
  inv. in real estate in a joint venture              374,833               -
 Common stock issued, net                             183,361         180,230
 Cash dividends paid                               (1,355,117)     (1,300,680)
 Treasury stock purchased                          (2,479,575)     (2,240,685)
                                                  -----------     -----------
   Net cash flows from financing activities        26,521,783      18,662,592
                                                  -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS             2,943,211        (543,932)
CASH AND CASH EQUIVALENTS, beginning of period     23,250,411      18,431,964
                                                  -----------     -----------
CASH AND CASH EQUIVALENTS, end of period          $26,193,622     $17,888,032
                                                  ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
 Cash paid during the period for interest         $ 4,748,168     $ 3,730,232
                                                  ===========     ===========
 Cash paid during the period for income tax       $         -     $   400,000
                                                  ===========     ===========

           (See Notes to Consolidated Financial Statements)

                       HORIZON FINANCIAL CORP.
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 2005
                             (unaudited)

NOTE 1

Basis of Presentation
---------------------

     The consolidated financial statements as of and for the three months ended June 30, 2005, include the accounts of Horizon Financial Corp. (Horizon Financial or the Corporation), Horizon Bank (Horizon Bank or the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. Annual Report on Form 10-K for the year ended March 31, 2005.

Significant Accounting Policies
-------------------------------

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities in which an enterprise holds a variable interest. In October 2004, the Bank's wholly owned subsidiary, Westward Financial Services, Inc (Westward Financial), entered into a real estate development joint venture with Greenbriar Northwest LLC (GBNW), an established residential land development company headquartered in Bellingham, Washington. The Corporation believes that GBNW is a variable interest entity. Under FIN 46 GBNW is consolidated in the Corporation's consolidated balance sheet. The Corporation also accounts for the unowned portion as a minority interest. The investment in real estate is recorded as an asset and the related debt is recorded as our liability. The real estate joint venture has a carrying amount of approximately $16.8 million, with a related borrowing of approximately $17.1 million.

Net Income Per Share
--------------------

     Basic earnings per share (EPS) for the three months ended June 30, 2005 and 2004 are calculated on the basis of 9,997,738 and 10,360,624 weighted average shares outstanding. Diluted EPS for the three months ended June 30, 2005 and 2004 are calculated on the basis of 10,110,326 and 10,524,783 weighted average shares outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options and warrants under the treasury stock method.


Off-Balance Sheet Arrangements
------------------------------

     In the normal course of business, the Corporation makes off-balance sheet arrangements, including credit commitments to its customers to meet their financial needs. These arrangements involve, to varying degrees, elements of credit and interest rate risk not recognized in the consolidated statement of financial condition. The Bank makes personal, commercial, and real estate lines of credit available to customers as well as stand by letters of credit or financial guarantees. Commitments to extend credit to customers are subject to the Bank's normal credit policies and are essentially the same as those involved in extending loans to customers. At June 30, 2005, there were no material changes in the Corporation's off-balance sheet arrangements from the information provided in the Form 10-K for the fiscal year ended March 31, 2005.

Stock Options
-------------

     In December 2004, the FASB issued Statement of Financial Accounting Standard (Statement) No. 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The SEC's new rule allows public companies to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next reporting period, after June 15 or December 15, 2005, as applicable. The SEC's new rule does not change the accounting required by Statement 123(R); only the compliance deadlines have been altered. With the recent extension, the Corporation expects to adopt Statement 123(R) on April 1, 2006.

     As permitted by Statement 123, the Corporation currently recognizes the financial effects of stock options under the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Corporation adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share below. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

     Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Corporation's financial statements. Disclosures required by Statement No. 123, Accounting for Stock-Based Compensation, as amended are as follows:

Pro forma disclosures:

                                            For the quarter ended June 30,
                                               2005                2004
                                            ----------           ----------
Net income as reported                      $3,712,357           $3,274,358
Additional compensation for fair
 value of stock options                        (16,589)             (11,932)
                                            ----------           ----------
Pro forma net income                        $3,695,768           $3,262,426
                                            ==========           ==========
Earnings per share
Basic
  As reported                                   $ .37                $.32
                                                =====                ====
  Pro forma                                     $ .37                $.31
                                                =====                ====

Diluted
 As reported                                    $ .37                $.31
                                                =====                ====
 Pro forma                                      $ .37                $.31
                                                =====                ====

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

General
-------

     Horizon Financial was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank effective October 13, 1995. Effective June 19, 1999, the Corporation completed the acquisition of Bellingham Bancorporation, whose wholly-owned subsidiary, Bank of Bellingham, was merged with and into Horizon Bank. At June 30, 2005, the Corporation had total assets of $1.0 billion, total deposits of $772.7 million and total stockholders' equity of $107.3 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth herein, including the consolidated financial statements and related data, relates primarily to the Bank and its subsidiary, Westward Financial.

     The Bank was organized in 1922 as a Washington State chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979, the Bank converted to a Washington State chartered mutual savings bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). On August 12, 1986, the Bank converted to a state chartered stock savings bank under the name "Horizon Bank, a savings bank". The Bank became a member of the Federal Home Loan Bank
(FHLB) of Seattle in December 1998. Effective March 1, 2000, the Bank changed its name to its current title, "Horizon Bank". Effective August 1, 2005, the Bank converted from a state chartered savings bank to a state chartered commercial bank.

     The Bank's operations are conducted through 18 full-service office facilities, three commercial loan centers, and three real estate loan centers, located in Whatcom, Skagit, Snohomish, and Pierce counties in Northwest Washington. The acquisition of Bellingham Bancorporation increased Horizon
Financial's and Horizon Bank's presence in Whatcom County.   In fiscal 2002,
the Bank acquired a bank site in Lynnwood, which was remodeled and opened for business in March 2003. The Bank opened commercial banking/loan centers in Bellingham and Everett, Washington, and expanded its operations in Burlington, Washington during the first quarter of fiscal 2004. In November 2004, the Bank opened a full service office in Marysville, Washington. In April 2005, the Bank opened a full service office in Lakewood, Washington, located in Pierce County, just south of Tacoma. Future plans for the Bank include the opening of a full service regional facility in the first quarter of calendar 2006, which will replace the Bank's existing office and commercial banking center in south Everett.

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

Operating Strategy
------------------

      The Corporation does not presently engage in any activities outside of serving as a shell parent company for the Bank. The primary business of the Bank is to acquire funds in the form of deposits and wholesale funds, and to use the funds to make commercial, consumer, and real estate loans in its primary market area. In addition, the Bank invests in a variety of investment grade securities including, but not necessarily limited to U.S. Government and federal agency obligations, mortgage-backed securities, corporate debt, equity securities, and municipal securities. The Bank intends to continue to fund its assets primarily with retail and commercial deposits, although brokered deposits, FHLB advances, and other wholesale borrowings, may be used as a supplemental source of funds.

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

Financial Condition
-------------------

     Total consolidated assets for the Corporation as of June 30, 2005, were $1.0 billion, a 3.1% increase from the March 31, 2005 level of $997.6 million. This increase in assets was primarily a result of the growth in loans receivable, which increased 4.7% to $843.1 million at June 30, 2005 from $805.0 million at March 31, 2005. This growth was primarily attributable to the growth in commercial loans during this period, as the Bank continued its practice of selling most of its single-family fixed rate loan production into the secondary market. The Bank sold $28.1 million of real estate loans during the quarter ended June 30, 2005, compared to $30.8 million during the quarter ended June 30, 2004.

     The following is an analysis of the loan portfolio by major type of loans:
                                          June 30,          March 31,
                                            2005              2005
                                         ---------         -----------
                                               (In thousands)

First mortgage loans
 1-4 Family                               $174,995           $174,457
 1-4 Family construction                    18,120             16,464
 Less participations sold                  (61,893)           (65,125)
                                          --------           --------
   Net first mortgage loans                131,222            125,796
Construction and land development          183,212            161,006
Residential commercial real estate          70,201             73,397
Non-residential commercial real estate     328,481            323,464
Commercial loans                            98,476             91,210
Home equity secured                         37,914             35,913
Other consumer loans                         6,046              5,962
                                          --------           --------
   Subtotal                                724,330            690,952
                                          --------           --------
10

   Total Loans receivable                  855,552            816,748
                                         ---------           --------
Less:
  Allowance for loan losses                (12,448)           (11,767)
                                         ---------           --------
  Net Loans receivable                   $ 843,104           $804,981
                                         =========           ========

 Net residential loans                   $ 130,116  15%      $124,745  16%
 Net commercial loans                       96,661  12%        89,542  11%
 Net commercial real estate loans          573,069  68%       549,506  68%
 Net consumer loans                         43,258   5%        41,188   5%
                                         --------- ---       -------- ---
                                         $ 843,104 100%      $804,981 100%
                                         ========= ===       ======== ===

Also contributing to the change in assets was the decline in available for sale (AFS) investment and mortgage-backed securities, which, combined, decreased 12.0% to $79.5 million at June 30, 2005 from $90.3 million at March 31, 2005.

The tables below display the characteristics of the AFS and held to maturity
(HTM) portfolios as of June 30, 2005:

                                                                 Estimated
                                         Amortized      Net        Fair
                                           Cost     Gain/(Loss)    Value
                                       -----------  ----------   ------------
                                                  (In thousands)
AFS Securities
 State and political subdivisions
  and U.S. government agency
  securities                            $ 47,449      $(279)      $47,170
 Marketable equity securities              1,824      5,801         7,625
 Mutual funds                              5,000        (91)        4,909
 Corporate debt securities                 2,026         28         2,054
 Mortage-backed securities and
  Collateralized mortgage obligations
   (CMOs)                                 17,590        147        17,737
                                        --------   --------      --------
  Total available-for-sale securities     73,889      5,606        79,495
                                        --------   --------      --------
HTM Securities
 State and political subdivisions
  and U.S. government agency
  securities                                 370         13           383
 Mortgage-backed securities and
   CMOs                                      792         38           830
                                        --------   --------      --------
   Total held-to-maturity securities       1,162         51         1,213
                                        --------   --------      --------
   Total securities                     $ 75,051     $5,657       $80,708
                                        ========   ========      ========

                          Maturity Schedule of Securities at June 30, 3005
                      --------------------------------------------------------
                          Available-For-Sale             Held-To-Maturity
                      ---------------------------     ------------------------
                       Amortized      Estimated       Amortized     Estimated
                          Cost        Fair Value         Cost       Fair Value
                      ------------   ------------     ----------   -----------
Maturities:
 Less than one year    $  7,127       $  7,153        $     -       $     -
 One to five years       37,772         37,539          1,053         1,087
 Over five to ten years   5,059          5,042             10            10
 Over ten years          17,107         17,227             99           116
                       --------       --------        -------       -------
                         67,065         66,961          1,162         1,213
                       --------       --------        -------       -------
Mutual funds and
 marketable equity
 securities (liquid)      6,824         12,534              -             -
                       --------       --------        -------       -------
Total investment
 securities            $ 73,889       $ 79,495        $ 1,162       $ 1,213
                       ========       ========        =======       =======

     Total liabilities also increased 3.4% to $920.6 million at June 30, 2005,
from $890.5 million at March 31, 2005.    This increase in liabilities was the
result, in large part, of growth in deposits, which increased 3.5% to $772.7 million at June

30, 2005 from $746.8 million at March 31, 2005.    The following is an
analysis of the deposit portfolio by major type of deposit at June 30, 2005 and March 31, 2005:
                                       June 30, 2005       March 31, 2005
                                       -------------      ---------------
                                                 (In thousands)
Demand deposits
 Savings                                  $ 37,184            $40,863
 Checking                                   79,242             83,268
 Checking (noninterest-bearing)             72,276             63,503
 Money Market                              130,723            134,761
                                        ----------         ----------
                                           319,425            322,395
                                        ----------         ----------
Time certificates of deposit
 Less than $100,000                        243,227            240,178
 Greater than or equal to $100,000         210,076            184,276
                                        ----------          ---------
                                           453,303            424,454
                                        ----------          ---------
Total deposits                          $  772,728          $ 746,849
                                        ==========          =========

     Also contributing to the growth was an increase in other borrowed funds to $123.0 million at June 30, 2005 from $119.1 million at March 31, 2005. During the quarter the Bank borrowed additional funds from the FHLB to help manage interest rate risk and support asset growth.

     Also included in the June 30, 2005 balance sheet is an investment in real estate for a joint venture and the corresponding borrowing. During the year ended March 31, 2005, Westward Financial as a 50% partner in the Greenbriar Northwest LLC (GBNW), purchased an 85 acre parcel of land in Bellingham for future development. GBNW intends to develop the property in future years,
into a neighborhood community to be known as Fairhaven Highlands.   The $16.8
million shown on the Corporation's Consolidated Statements of Financial Position as an asset at June 30, 2005 represents the current level of the investment in real estate joint ventures, including the Fairhaven Highlands
joint venture.   The $17.1 million shown in the liability section of the
Consolidated Statements of Financial Position represents the corresponding wholesale borrowing used to fund the investment in the Fairhaven Highlands joint venture. At this time, GBNW is in the process of meeting with the appropriate public and private entities, in its preliminary planning efforts relating to the future development of the property.

     Stockholders' equity at June 30, 2005 increased slightly to $107.3 million from $107.0 million at March 31, 2005. This increase was primarily attributable to the increase in accumulated other comprehensive income to $3.6 million at June 30, 2005 from $3.4 million at March 31, 2005. The Corporation remains strong in terms of its capital position, with a stockholder equity-to-assets ratio of 10.4% at June 30, 2005, compared to 10.7% at March 31, 2005.

Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At June 30, 2005, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $51.2 million.

     As of June 30, 2005 the total book value of investments and mortgage-backed securities was $75.1 million compared to a market value of $80.7 million with an unrealized gain of $5.7 million. As of March 31, 2005, the total book value of investments and mortgage-backed securities was $86.4 million, compared to a market value of $91.6 million with an unrealized gain
of $5.2 million.   The Bank foresees no factors that would impair its ability to hold debt securities to maturity.
     As indicated on the Corporation's Consolidated Statement of Cash Flows, the Bank's primary sources of funds are cash flow from operations, which consist primarily of mortgage loan repayments, deposit increases, loan sales, borrowings and cash received from the maturity or sale of investment securities. The Corporation's liquidity fluctuates with the supply of funds and management believes that the current level of liquidity is adequate at this time. If additional liquidity is needed, the Corporation's options include, but are not necessarily limited to: 1) selling additional loans in the secondary market; 2) entering into reverse repurchase agreements; 3) borrowing from the FHLB of Seattle; 4) accepting additional jumbo, brokered and/or public funds deposits; or 5) accessing the discount window of the Federal Reserve Bank of San Francisco.

     Stockholders' equity as of June 30, 2005 was $107.3 million, or 10.4% of assets, compared to $107.0, or 10.7% of assets at March 31, 2005. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of June 30, 2005 was 13.2%, compared to 13.7% as of March 31, 2005. These figures are well above the well-capitalized minimum of 10% set by the FDIC.

     The Corporation has had various stock buy-back programs since August 1996. In March 2005, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2006 fiscal year, allowing the Corporation to repurchase up to 10% of total shares outstanding, or approximately 1.0 million shares. This marked the Corporation's seventh stock repurchase plan. During the quarter ended June 30, 2005, the Corporation repurchased 126,497 shares at an average price of $19.55.

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

Net Interest Income
-------------------

     Net interest income for the three months ended June 30, 2005 increased 21.6% to $10.3 million from $8.4 million in the same time period of the previous year. Interest on loans for the quarter ended June 30, 2005 increased 32.9% to $14.7 million, from $11.1 million for the comparable quarter a year ago. Interest and dividends on investments and mortgage-backed securities for the three months ended June 30, 2005 decreased 25.1% to $833,000, from $1.1 million for the comparable quarter a year ago. This decrease was a result of a lower level of investments and mortgage backed securities outstanding during the respective periods, as average total investments decreased 28.0% to $90.4 million at June 30, 2005 as compared to $125.6 million at June 30, 2004. Total interest income decreased 27.6% to $15.5 million at June 30, 2005 from $12.2 million in the comparable period one year ago. At June 30, 2005, the Bank held $7.2 million in FHLB of Seattle stock and received dividends in the amount of $29,500 during the quarter ended June 30, 2005 as compared to $70,000 in the comparable quarter one year ago. On May 18, 2005, the FHLB of Seattle announced a three-year dividend suspension; therefore, the Bank's investment income will be reduced accordingly during said period.

     Total interest paid on deposits increased 32.5% to $4.2 million at June 30, 2005 from $3.1 million at June 30, 2004 as a result of an increased level of deposits outstanding along with a moderate increase in interest rates in the current period. Interest on borrowings increased 86.7% to $1.1 million during the quarter ended June 30, 2005, compared to $589,000 for the comparable period one year ago. The increased expense in the current year was a result of a higher level of borrowings outstanding, as a portion of the Bank's loan portfolio growth was funded with wholesale borrowings. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

     The following tables are presented to further assist in illustrating the changes in the primary factors impacting the Bank's net interest income:

Average balances as of:          June 30, 2005          June 30, 2004
                                --------------         ---------------
                                           (In thousands)

 Loans                            $ 827,113                 $ 675,607
 Investments                         90,422                   125,556
                                  ---------                 ---------
 Total interest-earning assets      917,535                   801,163

 Deposits                         $ 750,833                 $ 674,058
 Borrowings                         126,043                    68,162
                                  ---------                 ---------
 Total interest-bearing
  liabilities                       876,876                   742,220

 Average assets                   1,012,764                   868,081
 Average stockholders' equity       107,174                   108,443

Weighted average interest rates as of:     June 30, 2005    June 30, 2004
                                           -------------    -------------


 Yield on loans                                 7.11%           6.55%
 Yield on investments                           3.70%           3.55%
                                            --------         -------
 Yield on interest-earning assets               6.77%           6.08%

 Cost of deposits                               2.22%           1.87%
 Cost of borrowings                             3.45%           3.47%
                                            --------         -------
 Cost of interest-bearing liabilities           2.41%           2.02%

 Net interest spread                            4.37%           4.06%
 Net interest margin                            4.48%           4.22%

Provision for losses on loans
-----------------------------

     Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for known and inherent risks in the loan portfolio, based on management's continuing analysis of factors underlying the quality of the loan portfolio. These factors changes in portfolio size and composition, actual loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.

                                                  As of June 30,
 Allowance for Loan Losses                     2005            2004
                                           ------------   -------------
                                                  (In thousands)

 Allowance at  beginning of period           $ 11,767       $ 10,122
 Provision for loan losses                        725            300
 Charge offs (net of recoveries)                  (44)           112
                                             --------       --------
 Allowance at  end of period                 $ 12,448       $ 10,534
 Allowance for loan losses as a
   percentage of net loans receivable
   at the end of the period                     1.48%          1.53%

 Net charge-offs as a percentage of average
   Loans outstanding during the period          0.007%         0.017%


     The provision for loan losses was $725,000 for the quarter ended June 30, 2005 compared to $300,000 for the quarter ended June 30, 2004. This change resulted from management's ongoing analysis of the growth of the loan portfolio, changes in loan portfolio composition by collateral categories, overall credit quality of the portfolio, peer group analysis, and current economic conditions. The allowance for loan losses was $12.4 million, or 1.5% of net loans receivable at June 30, 2005, compared to $10.5 million, or 1.5% of net loans receivable at June 30, 2004. The increased allowance level resulted from continued loan portfolio growth in the higher-risk lending categories of commercial and multi-family construction/permanent loans and business loans during the period, which comprised $669.7 million, or 79.5% of the portfolio at June 30, 2005, versus $546.9 million, or 79.2% at June 30, 2004.

     In addition, commercial and multi-family loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. The Corporation considers the allowance level to be appropriate.

     As of June 30, 2005, there were nine loans on nonaccrual status. At June 30, 2005 total non-performing loans were $1.3 million. The Bank had no real estate owned at June 30, 2005. Total non-performing assets represented $1.3 million, or .13% of total assets at June 30, 2005 compared to $196,000, or 0.02% of total assets at June 30, 2004. The non-performing figures for June 30, 2005 include one delinquent residential real estate loan in the amount of $964,000. The Bank does not anticipate incurring a material loss from this loan.

                                             As of June 30,
 Non-Performing Assets                  2005              2004
                                    -----------       ------------
                                            (In thousands)

 Accruing loans - 90 days past due    $      -          $     133
 Non-accrual loans                       1,287                  -
                                      --------           --------
 Total non-performing loans              1,287                133
 Total non-performing loans/net loans     0.15%              0.02%
 Real estate owned                           -                 63
                                      --------           --------
 Total non-performing assets             1,287                196
                                      --------           --------
 Total non-performing assets/
  total assets                            0.13%              0.02%

Noninterest Income
-------------------

     Noninterest income for the three months ended June 30, 2005 was essentially unchanged at $1.8 million as compared to same period a year ago. Service fee income decreased 11.6% to $746,000 for the quarter ended June 30, 2005 from $844,000 for the same quarter in the prior period. The primary reason for the increased income in the prior year was recognition of prepayment penalties on two commercial loans. The net gain on the sale of loans servicing released decreased to $297,000 for the quarter ended June 30, 2005 from $335,000 in the comparable period one year ago. A more active mortgage market was the primary reason for the increased amount in the prior year. The net gain on sales of investment securities decreased to $42,000 in the quarter ended June 30, 2005 from $317,000 in the quarter ended June 30, 2004. The gains in the prior period were primarily attributable to the sale of selected securities from the Bank's investment portfolio. Other noninterest income for the quarter increased 154.5% to $667,000 for the quarter ended June 30, 2005 from $262,000 for the three months ended June 30, 2004. The primary reason for the increase in the current period was the recognition of approximately $320,000 in profits on a real estate development project from a joint venture of the Bank's wholly owned subsidiary, Westward Financial.

Noninterest Expense
-------------------

     Noninterest expense for the three months ended June 30, 2005 increased 16.7% to $6.1 million from $5.2 million for the comparable quarter one year ago. Compensation and employee benefits increased 14.0% for the quarter ended June 30, 2005 to $3.4 million from $3.0 million for the comparable quarter one year ago. The increase in compensation and employee benefits was primarily a result of the overall growth in employment at the Bank, including staffing for the Bank's recently opened Marysville and Lakewood offices.

     Building occupancy for the quarter ended June 30, 2005 increased 26.3% to $819,000 from $649,000 for the three months ended June 30, 2004. The primary reason for the increase in the current period was the opening of two full service retail offices located in Marysville and Lakewood. Data processing expenses increased 13.1% to $218,000 for the quarter ended June 30, 2005 from $192,000 for the comparable quarter one year ago, primarily as a result of increased core processing costs in the current period subsequent to the Bank's core processor conversion in November 2004. Advertising and marketing expenses for the quarter ended June 30, 2005 decreased 10.2% to $170,000 from $189,000 in the comparable quarter one year ago. Other noninterest expense increased 22.9% to $1.4 million from $1.2 million in the quarter ended June 30, 2004 as a result of additional expenses related to the Bank's charter conversion, state regulatory exam, and increased Business & Occupation tax due to the shifting loan portfolio from non-taxable mortgage loans to taxable commercial loans.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At June 30, 2005, the Corporation had no off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At June 30, 2005, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2005.

Item 4.   Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
----------------------------------------------------

     An evaluation of the Corporation's disclosure controls and procedures (as defined in Section 13(a)-15(e) or 15(d)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer, and several other members of the Corporation's senior management as of the end of the period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Controls
--------------------------------

     In the quarter ended June 30, 2005, the Corporation did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls. While the Corporation believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures.

     The Corporation does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.   Unregistered Sales of Securities and Use of Proceeds

The Corporation's common stock is traded on the NASDAQ National Market under the symbol "HRZB". As of August 1, 2005, there were 9,952,817 shares of common stock outstanding.

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

     The Corporation is "well-capitalized" in accordance with regulatory standards. The Corporation has had various stock buy-back programs since August 1996. In March 2005, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2006 fiscal year, allowing the Corporation to repurchase up to 10% of total shares outstanding, or approximately 1.0 million shares. This marked the Corporation's seventh stock repurchase plan. During the quarter ended June 30, 2005, the Corporation repurchased 126,497 shares at an average price of $19.552.

     The following table sets forth information about the Corporation's purchases of its outstanding Common Stock during the quarter ended June 30, 2005.


                                                                (d) Maximum
                                                    (c) Total    Number (or
                                                    Number of   approximate
                                                       Shares  Dollar Value)
                                                    (or Units) of shares (or
                                                    Purchased   Units) that
                       (a) Total                   as Part of    May Yet Be
                       Number of     (b) Average     Publicly     Purchased
                      Shares (or      Price Paid    Announced     Under the
                         Units)        Per Share     Plans or      Plans or
     Period            Purchased (1)   (or Unit)    Programs      Programs
------------------    ----------     -----------   ----------   --------------


April 1, 2005 -
 April 30, 2005             -              -            -         1,000,000

May 1, 2005 -
 May 31, 2005          88,408         19.135        88,408          911,592

June 1, 2005 -
 June 30, 2005         38,089         20.520       126,497          873,503

Total                 126,497         19.552       126,497          873,503

(1) Of these shares, no shares were purchased other than through a publicly announced program.

Item 3.  Defaults Upon Senior Securities
            None

Item 4.  Submission of Matters to a Vote of Security Holders
            None
Item 5.  Other Information
            None

Item 6.  Exhibits

(a)      Exhibits
         --------
         (3.1)    Articles of Incorporation of Horizon Financial, Corp.
                 (incorporated by reference to Exhibit 3.1 to the
                  Registrant's Current Report on Form 8-K dated October 13,
                  1995)
         (3.2)    Bylaws of Horizon Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form
                  8-K dated October 13, 1995)
        (10.1)    Amended and Restated Employment Agreement with V. Lawrence
                  Evans (incorporated by reference to the Registrant's Annual
                  Report on Form 10-K for the year ended March 31, 1996)
        (10.2)    Deferred Compensation Plan (incorporated by reference to the
                  Registrant's Annual Report on Form 10-K for the year ended
                  March 31, 1996)
        (10.3)    1986 Stock Option and Incentive Plan (incorporated by
                  reference to Exhibit 99.1 to the Registrant's Registration
                  Statement on Form S-8 (File No. 33-99780))
        (10.4)    1995 Stock Option Plan (incorporated by reference to Exhibit
                  99.2 to the Registrant's Registration Statement on Form S-8
                  (File No. 33-99780))
        (10.5)    Bank of Bellingham 1993 Employee Stock Option Plan
                  (incorporated by reference to Exhibit 99 to the Registrant's
                  Registration Statement on Form S-8 (File No. 33-88571))
        (10.6)    Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2004)
        (10.7)    Severance Agreement with Richard P. Jacobson (incorporated by reference to the Registrant's Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2002)
        (10.8)    Severance Agreement with Steven L. Hoekstra (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
        (10.9)    2005 Incentive Stock Plan (incorporated by reference to
                  Exhibit 99 to the Registrant's Registration Statement on
                  Form S-8 (File No. 333-127178))
        (31.1)    Certification of Chief Executive Officer Pursuant to Section
                  302 of the Sarbanes-Oxley Act
        (31.2)    Certification of Chief Financial Officer Pursuant to Section
                  302 of the Sarbanes-Oxley Act
        (32)      Certification of Chief Executive Officer and Chief Financial
                  Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         HORIZON FINANCIAL CORP.



                         By: /s/V. Lawrence Evans
                             ------------------------------------------------
                             V. Lawrence Evans
                             Chairman, President, and Chief Executive Officer


                         By: /s/Richard P. Jacobson
                             ------------------------------------------------
                             Richard P. Jacobson
                             Chief Financial Officer



                         Dated:  August 4, 2005
                                 --------------

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

        (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date:  August 4, 2005
                                 /s/V. Lawrence Evans
                                 -------------------------------------
                                 V. Lawrence Evans
                                 Chairman, President, and Chief Executive
                                 Officer

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

        (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

   5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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



Date: August 4, 2005
                                     /s/Richard P. Jacobson
                                     ----------------------------------
                                     Richard P. Jacobson
                                     Chief Financial Officer, EVP

                            Exhibit 32



CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
                 HORIZON FINANCIAL CORP.
      PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report of Form 10-Q, that:

      1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

      2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/V. Lawrence Evans                          /s/Richard P. Jacobson
---------------------------                   ------------------------------
V. Lawrence Evans                             Richard P. Jacobson
Chairman, President, and Chief                Chief Financial Officer
Executive Officer

Dated:  August 4, 2005