Form 10-Q
period 2005-09-30
HORIZON FINANCIAL CORP
filed 2005-11-03
CIK 1002682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2005
                                              ------------------

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

                                    98225
                                 ----------
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

                               YES  X   NO
                                   ----   -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               YES  X   NO
                                  -----   -----

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act).

                               YES      NO  X
                                  -----   -----

As of November 1, 2005, 9,918,732 common shares, $1.00 par value, were outstanding.

                         HORIZON FINANCIAL CORP.

INDEX                                                            PAGE
-----                                                            ----

PART 1       FINANCIAL INFORMATION

Item 1       Condensed Financial Statements

             Consolidated Statements of Financial Position         2

             Consolidated Statements of Income                    3-4

             Consolidated Statements of Stockholders' Equity       5

             Consolidated Statements of Cash Flows                 6

             Selected Notes to Consolidated Financial Statements  7-9

Item 2       Management's Discussion and Analysis of Financial

             Condition and Results of Operations                 10-17

Item 3       Quantitative and Qualitative Disclosures About
                  Market Risk                                      18

Item 4       Controls and Procedures                               18


PART II      OTHER INFORMATION

Item 1       Legal Proceedings                                     19

Item 2       Unregistered Sales of Equity Securities and Use of
                  Proceeds                                         19

Item 3       Defaults Upon Senior Securities                       19

Item 4       Submission of Matters to a Vote of Security Holders   20

Item 5       Other Information                                     20

Item 6       Exhibits                                             20-21


               SIGNATURES                                          22

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)

                         HORIZON FINANCIAL CORP.
        Consolidated Statements of Financial Position (unaudited)

                                 ASSETS
                                              September 30,        March 31,
                                                  2005               2005
                                            --------------      -------------

Cash and cash equivalents                     $ 24,943,695      $  23,250,411
Interest-bearing deposits                        6,718,999          3,907,349
Investment securities
  Available-for-sale                            61,299,680         71,824,994
  Held-to-maturity                                 369,671            369,596
Mortgage-backed securities
  Available-for-sale                            20,602,135         18,510,439
  Held-to-maturity                                 622,476            885,137
Federal Home Loan Bank Stock                     7,247,400          7,217,900
Loans receivable, net of allowance of
  loan losses of $13,161,569 at September
  30 and $11,767,029 at March 31               867,735,111        804,980,578
Loans held for sale, at fair value               2,359,560          4,068,859
Investment in real estate in a joint venture    16,811,048         17,204,265
Accrued interest and dividends receivable        4,778,013          4,498,756
Bank premises and equipment, net                23,443,579         22,781,657
Deferred income tax receivables                  2,447,120          2,299,225
Income tax receivable                              944,119            330,862
Other assets                                    15,627,446         15,440,447
                                            --------------      -------------
TOTAL ASSETS                                $1,055,950,052      $ 997,570,475
                                            ==============      =============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                    $  800,937,918      $ 746,849,411
Accounts payable and other liabilities           4,551,781          5,570,071
Other borrowed funds                           122,292,989        119,066,193
Borrowing related to investment in real
  estate in a joint venture                     17,456,290         16,720,745
Advances by borrowers for taxes and
  insurance                                        459,424            518,774
Deferred compensation                            1,858,194          1,821,094
                                            --------------      -------------
     Total liabilities                         947,556,596        890,546,288
                                            --------------      -------------
COMMITMENTS AND CONTINGENCIES                      -                    -
STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value,
   10,000,000 shares authorized; none
   issued or outstanding                           -                    -
  Common stock, $1 par value, 30,000,000
   shares authorized; 9,918,707 and
   10,037,903 shares issued and outstanding,
   respectively                                  9,918,707         10,037,903
  Additional paid-in capital                    54,105,348         54,737,070
  Retained earnings                             41,346,545         38,939,268
  Unearned ESOP shares                             (72,101)           (72,101)
  Accumulated other comprehensive income,
   net of tax                                    3,094,957          3,382,047
                                            --------------      -------------
     Total stockholders' equity                108,393,456        107,024,187
                                            --------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                     $1,055,950,052      $ 997,570,475
                                            ==============      =============

               (See Notes to Consolidated Financial Statements)

                            HORIZON FINANCIAL CORP.
                  Consolidated Statements of Income (unaudited)

                                                        Three months ended
                                                           September 30,
                                                      2005             2004
                                                   ------------  ------------
INTEREST INCOME
  Interest on loans                                $ 15,787,109  $ 11,833,129
  Interest on investments and
   mortgage-backed securities                           878,733     1,057,001
                                                   ------------  ------------
    Total interest income                            16,665,842    12,890,130
                                                   ------------  ------------
INTEREST EXPENSE
  Interest on deposits                                4,858,347     3,246,069
  Interest on other borrowings                        1,049,393       634,754
                                                   ------------  ------------
    Total interest expense                            5,907,740     3,880,823
                                                   ------------  ------------
    Net interest income                              10,758,102     9,009,307

PROVISION FOR LOAN LOSSES                               750,000       325,000
                                                   ------------  ------------
    Net interest income after provision
     for loan losses                                 10,008,102     8,684,307
                                                   ------------  ------------
NONINTEREST INCOME
  Service fees                                        1,008,352       816,812
  Other                                                 367,873       555,749
  Net gain on sales of loans - servicing
   released                                             306,336       204,607
  Net gain on sales of loans - servicing
   retained                                              38,332        45,441
  Net gain on sale of investment securities                -          152,440
                                                   ------------  ------------
    Total noninterest income                          1,720,893     1,775,049
                                                   ------------  ------------
NONINTEREST EXPENSE
  Compensation and employee benefits                  3,625,105     3,169,091
  Building occupancy                                    819,011       695,303
  Other expenses                                      1,424,152     1,420,189
  Data processing                                       217,735       241,553
  Advertising                                           187,106       187,172
                                                   ------------  ------------
    Total noninterest expense                         6,273,109     5,713,308
                                                   ------------  ------------
NET INCOME BEFORE PROVISION FOR INCOME TAX            5,455,886     4,746,048

PROVISION FOR INCOME TAX                              1,660,444     1,439,174
                                                   ------------  ------------
NET INCOME                                          $ 3,795,442  $  3,306,874
                                                   ============  ============

BASIC EARNINGS PER SHARE                               $  0.38       $ 0.32
                                                       =======       ======
DILUTED EARNINGS PER SHARE                             $  0.38       $ 0.32
                                                       =======       ======
             (See Notes to Consolidated Financial Statements)
3

                               HORIZON FINANCIAL CORP.
                    Consolidated Statements of Income (unaudited)

                                                         Six months ended
                                                           September 30,
                                                       2005           2004
                                                   -----------     -----------
INTEREST INCOME
  Interest on loans                                $30,490,067     $22,898,683
  Investment and mortgage-backed securities          1,711,868       2,169,657
                                                   -----------     -----------
   Total interest income                            32,201,935      25,068,340
                                                   -----------     -----------
INTEREST EXPENSE
  Interest on deposits                               9,021,036       6,388,241
  Interest on other borrowings                       2,148,997       1,223,804
                                                   -----------     -----------
   Total interest expense                           11,170,033       7,612,045
                                                   -----------     -----------
   Net interest income                              21,031,902      17,456,295

PROVISION FOR LOAN LOSSES                            1,475,000         625,000
                                                   -----------     -----------
   Net interest income after provision for
    loan losses                                     19,556,902      16,831,295
                                                   -----------     -----------
NONINTEREST INCOME
  Service fees                                       1,754,775       1,661,230
  Other                                              1,035,058         817,911
  Net gain (loss) on sales of loans -
   servicing released                                  603,129         539,711
  Net gain (loss) on sales of loans -
   servicing retained                                   52,018          55,424
  Net gain on sale of investment securities             42,184         469,751
                                                   -----------     -----------
   Total noninterest income                          3,487,164       3,544,027
                                                   -----------     -----------
NONINTEREST EXPENSE
  Compensation and employee benefits                 7,056,716       6,180,015
  Building occupancy                                 1,638,098       1,344,007
  Other expenses                                     2,872,180       2,598,828
  Data processing                                      435,447         427,833
  Advertising                                          357,084         376,446
                                                   -----------     -----------
   Total noninterest expense                        12,359,525      10,927,129
                                                   -----------     -----------
NET INCOME BEFORE PROVISION FOR INCOME TAX          10,684,541       9,448,193

PROVISION FOR INCOME TAX                             3,176,742       2,866,961
                                                   -----------     -----------
NET INCOME                                         $ 7,507,799     $ 6,581,232
                                                   ===========     ===========

BASIC EARNINGS PER SHARE                              $ 0.75          $ 0.64
                                                      ======          ======
DILUTED EARNINGS PER SHARE                            $ 0.74          $ 0.63
                                                      ======          ======

             (See Notes to Consolidated Financial Statements)
4

                                       HORIZON FINANCIAL CORP.
                         Consolidated Statements of Stockholders' Equity
                           Six Months Ended September 30, 2005 and 2004
                                             (unaudited)

                                                                                                  Accumu-
                                                                                                  lated
                                                                                                  Other
                                 Common Stock                                                     Compre-
                             ----------------------    Additional                  Unearned       hensive
                             Number of                  Paid-In      Retained        ESOP         Income
                              Shares       At Par       Capital      Earnings       Shares        (Loss)
                             ---------  -----------   -----------   -----------    ---------    ----------

BALANCE, March 31, 2004      10,405,331  $10,405,331   $56,893,824  $36,925,836   $ (144,205)    $5,226,207
Comprehensive income
 Net income                           -            -             -    6,581,232            -              -
Other comprehensive income
 Change in unrealized
 losses on available-for
 -sale securities, net taxes
 (benefit) of $(551,948)              -            -             -            -            -     (1,071,429)
 Total other comprehensive
  income                              -            -             -            -            -              -
Comprehensive income                  -            -             -            -            -              -
Cash dividends on common
 stock at $.26/sh                     -            -             -   (2,661,248)           -              -
Stock options exercised          49,953       49,953       349,150            -            -              -
Treasury stock purchased              -            -             -            -            -              -
Retirement of treasury stock   (287,250)    (287,250)   (1,637,612)  (3,452,153)           -              -
                             ----------  -----------   -----------  -----------   ----------     ----------
BALANCE, September 30, 2004  10,168,034  $10,168,034   $55,605,362  $37,393,667   $ (144,205)    $4,154,778
                             ==========  ===========   ===========  ===========   ==========     ==========
BALANCE, March 31, 2005      10,037,903  $10,037,903   $54,737,070  $38,939,268   $  (72,101)    $3,382,047
Comprehensive income
 Net income                           -            -             -    7,507,799            -               -
 Other comprehensive income
  Change in unrealized
   gains on available-for-
   sale securities, net taxes
   of $147,894                        -            -             -            -            -       (287,090)
 Total other comprehensive
  income                              -            -             -            -            -               -

Comprehensive income                  -            -             -            -            -               -
Cash dividends on common
 stock at $.28/sh                     -            -             -   (2,782,016)           -               -
Tax benefit associated
 with stock options                   -            -        97,494            -            -               -
Stock options exercised          53,905       53,905       257,633            -            -               -
Treasury stock purchased              -            -             -            -            -               -
Retirement of treasury stock   (173,101)    (173,101)     (986,849)  (2,318,506)           -               -
                              ---------  -----------   -----------  -----------    ---------      ----------
BALANCE, September 30, 2005   9,918,707  $ 9,918,707   $54,105,348  $41,346,545    $ (72,101)     $3,094,957
                             ==========  ===========   ===========  ===========    =========      ==========


                                  Treasury                             Total
                                   Stock         Stockholders'      Comprehensive
                                  at Cost           Equity             Income
                               -------------     ------------       --------------

BALANCE, March 31, 2004        $        -       $ 109,306,993
Comprehensive income
 Net income                             -           6,581,232        $  6,581,232
 Other comprehensive income
  Change in unrealized
  losses on available-for
  -sale securities, net taxes
  (benefit) of $(551,948)               -          (1,071,429)         (1,071,429)
                                                                     ------------
  Total other comprehensive
   income                                                   -          (1,071,429)
                                                                     ------------
Comprehensive income                    -                   -        $  5,509,803
                                                                     ============
Cash dividends on common
 stock at $.26/sh                       -          (2,661,248)
Stock options exercised                 -             399,103
Treasury stock purchased       (5,377,015)         (5,377,015)
Retirement of treasury
 stock                          5,377,015                   -
                               ----------       -------------
BALANCE, September 30, 2004    $        -       $ 107,177,636
                               ==========       =============
BALANCE, March 31, 2005        $        -       $ 107,024,187
Comprehensive income
 Net income                             -           7,507,799       $  7,507,799
 Other comprehensive income
  Change in unrealized
   gains on available-for-
   sale securities, net taxes
   of $147,894                          -            (287,090)         (287,090)
                                                                   ------------
 Total other comprehensive
  income                                -                   -          (287,090)
                                                                   ------------
Comprehensive income                    -                   -      $  7,220,709
                                                                   ============
Cash dividends on common
 stock at $.28/sh                       -          (2,782,016)
Tax benefit associated
 with stock options                     -              97,494
Stock options exercised                 -             311,538
Treasury stock purchased       (3,478,456)         (3,478,456)
Retirement of treasury
 stock                          3,478,456                   -
                               ----------      --------------
BALANCE, September 30, 2005    $        -      $ 108,393,456
                               ==========      ==============

             (See Notes to Consolidated Financial Statements)

                               HORIZON FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                   Six Months Ended
                                                     September 30,
                                                 2005            2004
                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                   $ 7,507,799     $ 6,581,232
Adjustments to reconcile net income to net
cash provided by operating activities
 Depreciation and amortization                    355,111         399,751
 Stock dividends - Federal Home Loan Bank
  stock                                           (29,500)       (140,100)
 Provision for loan losses                      1,475,000         625,000
Changes in assets and liabilities
 Accrued interest and dividends receivable       (279,257)       (128,295)
 Interest payable                                 985,088          51,260
 Net change in loans held for sale              1,709,299      (1,121,250)
 Federal income tax (receivable) payable         (613,257)     (1,441,039)
 Tax benefit associated with stock options         97,494            -
 Other assets                                    (186,999)         87,673
 Other liabilities                             (2,059,130)     (1,411,360)
                                              -----------     -----------
   Net cash flows from operating activities     8,961,648       3,502,872
                                              -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Net change in interest-bearing deposits       (2,811,650)     11,199,494
 Purchases of investment securities -
   available-for-sale                          (5,815,000)     (9,285,000)
 Proceeds from sales and maturities of
   investment securities - available-
   for-sale                                    16,080,176      11,803,678
 Purchases of mortgage-backed securities -
   available-for-sale                          (6,196,641)          -
 Proceeds from maturities of mortgage-backed
   securities - available-for-sale              3,930,099       6,658,592
 Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                  262,586         287,545
 Net change in loans                          (63,780,268)    (47,003,792)
 Purchases of bank premises and equipment      (1,466,299)     (2,891,274)
 Net change in other real estate owned            393,217          63,432
                                              -----------     -----------
   Net cash flows from investing activities   (59,403,780)    (29,167,325)
                                              -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits                        54,088,507      15,723,477
 Advances from other borrowed funds             75,726,796      46,712,727
 Repayments of other borrowed funds           (72,500,000)    (28,000,000)
 Net change in borrowing related to
   investment in real estate in a joint
   venture                                        735,545           -
 Common stock issued, net                         311,538         399,103
 Cash dividends paid                           (2,748,514)     (2,640,071)
 Treasury stock purchased                      (3,478,456)     (5,377,015)
                                              -----------     -----------
   Net cash flows from financing activities    52,135,416      26,818,221
                                              -----------     -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS         1,693,284       1,153,768
CASH AND CASH EQUIVALENTS, beginning of
  period                                       23,250,411      18,431,964
                                              -----------     -----------
CASH AND CASH EQUIVALENTS, end of period      $24,943,695     $19,585,732
                                              ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for interest     $10,184,945     $ 7,560,785
                                              ===========     ===========
 Cash paid during the period for income
  tax                                         $ 3,790,000     $ 4,308,000
                                              ===========     ===========

        (See Notes to Consolidated Financial Statements)

                             HORIZON FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS AND SIX MONTHS ENDED SEPTEMBER 30, 2005
                                  (unaudited)

NOTE 1 -

Basis of Presentation
---------------------

     The condensed consolidated financial statements as of and for the three and six months ended September 30, 2005 and 2004, include the accounts of Horizon Financial Corp. (the Corporation), Horizon Bank (the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the three and six month periods ended September 30, 2005 are not necessarily indicative of the operating results for the full year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto in the Corporation's Annual Report on Form 10-K for the year ended March 31, 2005.

Reclassification
----------------

     Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.

Significant Accounting Policies
-------------------------------

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities in which an enterprise holds a variable interest. In October 2004, the Bank's wholly owned subsidiary, Westward Financial Services, Inc (Westward Financial), entered into a real estate development joint venture with Greenbriar Northwest LLC (GBNW), an established residential land development company headquartered in Bellingham, Washington. The Corporation believes that GBNW is a variable interest entity. Under FIN 46 GBNW is consolidated in the Corporation's consolidated balance sheet. The Corporation also accounts for the portion not owned by Westward Financial, as a minority interest. The investment in real estate is recorded as an asset and the related debt is recorded as our liability. The real estate joint venture has a carrying amount of approximately $16.8 million, with a related borrowing of approximately $17.5 million. No income is currently being recognized in the Corporation's financial statements; however, in accordance with FIN 46, one half of the related funding expense is included in the Corporation's interest on other borrowings expense which amounts to approximately $81,000 for the three months ended September 30, 2005 and $148,000 for the six months ended September 30, 2005.

Net Income Per Share
--------------------

     Basic earnings per share (EPS) for the three months ended September 30, 2005 and 2004 are calculated on the basis of 9,944,017 and 10,251,020 weighted average shares outstanding, respectively. Diluted EPS for the three months ended September 30, 2005 and 2004 are calculated on the basis of 10,037,504 and 10,403,892 weighted average shares outstanding, respectively. Basic earnings per share for the six months ended September 30, 2005 and 2004 are calculated on the basis of 9,976,109 and 10,305,522 weighted average shares outstanding, respectively. Diluted earnings per share for the six months ended September 30, 2005 and 2004 are calculated on the basis of 10,079,552 and 10,464,462 weighted average shares outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.

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

     Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Corporation's financial statements. Disclosures required by Statement No. 123, Accounting for Stock-Based Compensation, as amended are as follows:

Pro forma disclosures:

                          For the Quarter Ended      For the Six Months Ended
                               September 30,               September 30,
                            2005           2004         2005          2004
                         ----------    -----------   -----------   -----------

Net income as reported   $3,795,442    $ 3,306,874   $ 7,507,799  $ 6,581,232
Additional compensation
 for fair value of stock
 options                     (2,369)        (1,150)      (18,959)     (13,082)
                         ----------    -----------   -----------  -----------
Pro forma net income     $3,793,073    $ 3,305,724   $ 7,488,840  $ 6,568,150
                         ==========    ===========   ===========  ===========
Earnings per share

Basic

  As reported              $ 0.38        $  0.32        $ 0.75       $ 0.64
                           ======        =======        ======       ======

  Pro forma                $ 0.38        $  0.32        $ 0.75       $ 0.64
                           ======        =======        ======       ======
Diluted

  As reported              $ 0.38        $  0.32        $ 0.74       $ 0.63
                           ======        =======        ======       ======

  Pro forma                $ 0.38        $  0.32        $ 0.74       $ 0.63
                           ======        =======        ======       ======

Recent Accounting Pronouncements
--------------------------------

Statement of Financial Accounting Standard (SFAS) No. 154, Accounting for Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

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

     The Bank's operations are conducted through 18 full-service office facilities, four commercial loan centers, and four real estate loan centers, located in Whatcom, Skagit, Snohomish, and Pierce counties in Northwest Washington. The acquisition of Bellingham Bancorporation in June 1999 increased Horizon Financial's and Horizon Bank's presence in Whatcom County. In fiscal 2002, the Bank acquired a bank site in Lynnwood, which was remodeled and opened for business in March 2003. The Bank opened commercial banking/loan centers in Bellingham and Everett, Washington, and expanded its operations in Burlington, Washington during the first quarter of fiscal 2004. In November 2004, the Bank opened a full service office in Marysville, Washington. In April 2005, the Bank opened a full service office in Lakewood, Washington, located in Pierce County, just south of Tacoma. Future plans for the Bank include the opening of a full service regional facility in the first quarter of calendar 2006, which will replace the Bank's existing office and commercial banking center in south Everett.

     The Corporation's results of operations depend primarily on revenue generated as a result of its net interest income and noninterest income. Net interest income is the difference between the interest income the Corporation earns on its interest-earning assets (consisting primarily of loans and investment securities) and the interest the Corporation pays on its interest-bearing liabilities (consisting primarily of customer savings and money market accounts, time deposits and borrowings). Noninterest income consists primarily of service charges on deposit and loan accounts, gains on the sale of loans and investments, and loan servicing fees. The Corporation's results of operations are also affected by its provisions for loan losses and other expenses. Other expenses consist primarily of noninterest expense, including compensation and benefits, occupancy, equipment, data processing, marketing, automated teller machine costs and, when applicable, deposit insurance premiums. The Corporation's results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities, as well as other factors identified under the caption "Forward Looking Statement" above.

Operating Strategy
-----------------

     The Corporation does not presently engage in any activities outside of holding the common stock of the Bank and effecting repurchases of the Corporation's common stock.

     The primary business of the Bank is to acquire funds in the form of deposits and wholesale funds, and to use the funds to make commercial, consumer, and real estate loans in its primary market area. In addition, the Bank invests in a variety of investment grade securities including, but not necessarily limited to U.S. Government and federal agency obligations, mortgage-backed securities, corporate debt, equity securities, and municipal securities. The Bank intends to continue to fund its assets primarily with retail and commercial deposits, and to a lesser extent FHLB advances and other wholesale borrowings.

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

Financial Condition
-------------------

     Total consolidated assets for the Corporation as of September 30, 2005, were $1.1 billion, a 5.8% increase from the March 31, 2005 level of $997.6 million. This increase in assets was primarily a result of the growth in loans receivable, which increased 7.8% to $867.7 million at September 30, 2005 from $805.0 million at March 31, 2005. This growth was primarily attributable to the growth in commercial loans during this period, as the Bank continued its practice of selling most of its single-family fixed rate loan production into the secondary market. The Bank sold $28.3 million of real estate loans during the quarter ended September 30, 2005, compared to $19.7 million during the quarter ended September 30, 2004.

The following is an analysis of the loan portfolio by major type of loans:

                                            September 30,        March 31,
                                                2005               2005
                                           --------------      ------------
                                                      (In thousands)
 First mortgage loans
   1-4 Family                                 $ 175,947         $ 174,458
   1-4 Family construction                       16,931            16,464
   Less participations sold                     (60,107)          (65,125)
                                              ---------         ---------
     Net first mortgage loans                   132,771           125,797
 Construction and land development              206,841           161,006
 Residential commercial real estate              69,519            73,397
 Non-residential commercial real estate         332,838           323,464
 Commercial loans                                88,876            91,210
 Home equity secured                             43,995            35,913
 Other consumer loans                             6,056             5,961
                                              ---------         ---------
     Subtotal                                   748,125           690,951
                                              ---------         ---------
   Total Loans receivable                       880,896           816,748
                                              ---------         ---------
Less:
   Allowance for loan losses                    (13,161)          (11,767)
                                              ---------         ---------
   Net Loans receivable                       $ 867,735         $ 804,981
                                              =========         =========

 Net residential loans                        $ 131,623    15%  $ 124,745  16%
 Net commercial loans                            87,194    10%     89,542  11%
 Net commercial real estate loans               599,691    69%    549,506  68%
 Net consumer loans                              49,227     6%     41,188   5%
                                              ---------   ----  --------- ----
                                              $ 867,735   100%  $ 804,981 100%
                                              =========   ====  ========= ====

Also contributing to the change in assets was the decline in available for sale (AFS) investment securities, which decreased 14.6% to $61.3 million at September 30, 2005 from $71.8 million at March 31, 2005.

The tables below display the characteristics of the available for sale (AFS) and held to maturity (HTM) portfolios as of September 30, 2005:


                                                        Estimated
                                Amortized       Net       Fair
                                  Cost      Gain/(Loss)   Value
                               ----------- -----------  ----------
                                          (In thousands)
AFS Securities
 State and political
   subdivisions and U.S.
   government agency
   securities                    $ 47,686    $  (779)    $ 46,907
 Marketable equity securities       1,824      5,645        7,469
 Mutual funds                       5,000       (111)       4,889
 Corporate debt securities          2,021         14        2,035
 Mortage-backed securities and
   Collateralized mortgage
   obligations (CMOs)              20,620        (18)      20,602
                                 --------    -------     --------
   Total available-for-sale
    securities                     77,151      4,751       81,902
                                 --------    -------     --------
HTM Securities
 State and political subdivisions
   and U.S. government agency
   securities                         370         10          380
 Mortgage-backed securities and
   CMOs                               622         28          650
                                 --------    -------     --------
   Total held-to-maturity
    securities                        992         38        1,030
                                 --------    -------     --------
   Total securities              $ 78,143    $ 4,789     $ 82,932
                                 ========    =======     ========

                     Maturity Schedule of Securities at September 30, 2005
                   ---------------------------------------------------------
                         Available-For-Sale         Held-To-Maturity
                   -------------------------    ----------------------------
                     Amortized    Estimated      Amortized     Estimated
                        Cost      Fair Value       Cost       Fair Value
                   ------------  ------------   ------------ ---------------
                                        (In thousands)
Maturities:
 One year or less    $  8,740       $  8,755        $   -       $    -

 Over one to five
  years                37,065         36,390           938          963
 Over five to ten
  years                 6,614          6,532             8            9
 Over ten years        17,908         17,867            46           58
                     --------       --------        ------      -------
                       70,327         69,544           992        1,030
                     --------       --------        ------      -------
Mutual funds and
 marketable equity
 securities (liquid)    6,824         12,358             -            -
                     --------       --------        ------      -------
Total investment
 securities          $ 77,151       $ 81,902        $  992      $ 1,030
                     ========       ========        ======      =======

     Total liabilities also increased 6.4% to $947.6 million at September 30, 2005, from $890.5 million at March 31, 2005. This increase in liabilities was the result, in large part, of growth in deposits, which increased 7.2% to $800.9 million at September 30, 2005 from $746.8 million at March 31, 2005 as the result of gains in money market and checking accounts as shown below as well as approximately in $8.0 million dollars in brokered deposit balance growth. The following is an analysis of the deposit portfolio by major type of deposit at September 30, 2005 and March 31, 2005:

                               September 30, 2005      March 31, 2005
                               ------------------     ----------------
                                             (In thousands)
Demand deposits
 Savings                         $  35,543               $  40,863
 Checking                           78,789                  83,268
 Checking (noninterest-bearing)     84,463                  63,503
 Money Market                      145,254                 134,761
                                 ---------               ---------
                                   344,049                 322,395
                                 ---------               ---------
Time certificates of deposit
 Less than $100,000                241,581                 240,178
 Greater than or equal to
  $100,000                         215,308                 184,276
                                 ---------               ---------
                                   456,889                 424,454
                                 ---------               ---------
Total deposits                   $ 800,938               $ 746,849
                                 =========               =========

     Also contributing to the growth was an increase in other borrowed funds to $122.3 million at September 30, 2005 from $119.1 million at March 31, 2005. During the quarter the Bank borrowed additional funds from the FHLB to help manage interest rate risk and support asset growth.

     Also included in the September 30, 2005 balance sheet is an investment in real estate for a joint venture and the corresponding borrowing. During the year ended March 31, 2005, Westward Financial as a 50% partner in the Greenbriar Northwest LLC (GBNW), purchased an 85 acre parcel of land in Bellingham for future development. GBNW intends to develop the property in future years, into a neighborhood community to be known as Fairhaven
Highlands.   The $16.8 million shown on the Corporation's Consolidated
Statements of Financial Position as an asset at September 30, 2005 represents the current level of the investment in real estate joint ventures, including
the Fairhaven Highlands joint venture.   The $17.5 million shown in the
liability section of the Consolidated Statements of Financial Position represents the corresponding wholesale borrowing used to fund the investment in the Fairhaven Highlands joint venture. At this time, GBNW is in the process of meeting with the appropriate public and private entities, in its preliminary planning efforts relating to the future development of the property.

     Stockholders' equity at September 30, 2005 increased slightly to $108.4 million from $107.0 million at March 31, 2005. The Corporation remains strong in terms of its capital position, with a stockholder equity-to-assets ratio of 10.3% at September 30, 2005, compared to 10.7% at March 31, 2005.

Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At September 30, 2005, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $57.0 million.

     As of September 30, 2005 the total book value of investments and mortgage-backed securities was $78.1 million compared to a market value of $82.9 million with an unrealized gain of $4.8 million. As of March 31, 2005, the total book value of investments and mortgage-backed securities was $86.4 million, compared to a market value of $91.6 million with an unrealized gain
of $5.2 million.   The Bank foresees no factors that would impair its ability to hold debt securities to maturity.

     As indicated on the Corporation's Consolidated Statement of Cash Flows, the Bank's primary sources of funds are cash flow from banking activities, which consist primarily of mortgage loan repayments, deposit increases, loan sales, borrowings and cash received from the maturity or sale of investment securities. The Corporation's liquidity fluctuates with the supply of funds and management believes that the current level of liquidity is adequate at this time. If additional liquidity is needed, the Corporation's options include, but are not necessarily limited to: 1) selling additional loans in the secondary market; 2) entering into reverse repurchase agreements; 3) borrowing from the FHLB of Seattle; 4) accepting additional jumbo, brokered and/or public funds deposits; or 5) accessing the discount window of the Federal Reserve Bank of San Francisco.

     Stockholders' equity as of September 30, 2005 was $108.4 million, or 10.3% of assets, compared to $107.0, or 10.7% of assets at March 31, 2005.
The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of September 30, 2005 was 13.0%, compared to 13.7% as of March 31, 2005. These figures are well above the well-capitalized minimum of 10% set by the FDIC.

     The Corporation has had various stock buy-back programs since August 1996. In March 2005, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2006 fiscal year, allowing the Corporation to repurchase up to 10% of total shares outstanding, or approximately 1.0 million shares. This marked the Corporation's seventh stock repurchase plan. During the quarter ended September 30, 2005, the Corporation repurchased 46,604 shares at an average price of $21.38 and for the six-month period ended September 30, 2005, the Corporation repurchased 173,101 shares at an average price of $20.05.

     Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock is perceived to contribute to the overall growth of shareholder value. The number of shares of stock that will be repurchased and the price that will be paid is the result of many factors, several of which are outside of the control of Corporation. The primary factors, however, are market and economic factors such as the price at which the stock is trading in the market, the number of shares available in the market; the attractiveness of other investment alternatives in terms of the rate of return and risk involved in the investment; the ability to increase the value and/or earnings per share of the remaining outstanding shares, and the Corporation's liquidity and capital needs and regulatory requirements. Presently, it is management's belief that purchases made under the current Board approved plan will not materially affect the Corporation's capital or liquidity position.

Net Interest Income
-------------------

     Net interest income for the three months ended September 30, 2005 increased 19.4% to $10.8 million from $9.0 million in the same time period of the previous year. Interest on loans for the quarter ended September 30, 2005 increased 33.4% to $15.8 million, from $11.8 million for the comparable quarter a year ago. Contributing to the increase in the current year was a higher level of average loans outstanding of $844 million for the period ended September 30, 2005 compared to $700 million in the prior period one year ago. Also contributing to this increase were three 25 basis point prime rate increases during the quarter ended September 30, 2005. Interest and dividends on investments and mortgage-backed securities for the three months ended September 30, 2005 decreased 16.9% to $879,000, from $1.1 million for the comparable quarter a year ago. This decrease was a result of a lower level of investments and mortgage backed securities outstanding during the respective periods, as average total investments decreased 19.2% to $92.1 million at September 30, 2005 as compared to $114.0 million at September 30, 2004 as funds were shifted from the investment portfolio to fund loans receivable. Total interest income increased 29.3% to $16.7 million at September 30, 2005 from $12.9 million in the comparable period one year ago. At September 30, 2005, the Bank held $7.2 million in FHLB of Seattle stock and received dividends on said investment in the amount of $-0- during the quarter ended September 30, 2005 as compared to $63,000 in the comparable quarter one year ago. On May 18, 2005, the FHLB of Seattle announced a three-year dividend suspension; therefore, the Bank's investment income will be reduced accordingly during said period.

     Total interest paid on deposits increased 49.7% to $4.9 million at September 30, 2005 from $3.2 million at September 30, 2004 as a result of an increased level of deposits outstanding along with an increase in interest rates in the current period. Interest on borrowings increased 65.3% to $1.0 million during the quarter ended September 30, 2005, compared to $635,000 for the comparable period one year ago. The increased expense in the current year was a result of a higher level of borrowings outstanding, as a portion of the Bank's loan portfolio growth was funded with wholesale borrowings. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

     The following tables are presented to further assist in illustrating the changes in the primary factors impacting the Bank's net interest income:

Quarterly average balances as of:     September 30, 2005   September 30, 2004
                                      ------------------  --------------------
                                                 (In thousands)

Loans                                    $    844,446         $    700,494
Investments                                    92,083              114,013
                                         ------------         ------------
Total interest-earning assets            $    936,529         $    814,507
                                         ------------         ------------
Deposits                                 $    784,384         $    684,238
Borrowings                                    118,048               75,682
                                         ------------         ------------
Total interest-bearing liabilities       $    902,432         $    759,920
                                         ------------         ------------

Average assets                              1,041,954              883,006
Average stockholders' equity                  107,859              107,378

Quarterly weighted average interest
 rates as of:                         September 30, 2005   September 30, 2004
                                     -------------------  --------------------

 Yield on loans                               7.48%                6.76%
 Yield on investments                         3.79%                3.68%
                                              -----                -----
 Yield on interest-earning assets             7.12%                6.33%

 Cost of deposits                             2.46%                1.88%
 Cost of borrowings                           3.48%                3.33%
                                              -----                -----
 Cost of interest-bearing liabilities         2.60%                2.03%

 Net interest spread                          4.52%                4.30%
 Net interest margin                          4.59%                4.42%

     Total interest income for the six months ended September 30, 2005 increased 28.5% to $32.2 million from $25.1 million for the comparable period one year ago. Total interest expense for the six-month period ended September 30, 2005 increased 46.7% to $11.2 million from $7.6 million for the six months ended September 30, 2004. Net interest income for the six-month period ended September 30, 2005 increased 20.5% to $21.0 million from $17.5 million for the comparable period one year ago.

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

                                               As of September 30,
Allowance for Loan Losses                    2005               2004
                                           --------           --------
                                                  (In thousands)

 Allowance at beginning of period          $ 11,767            $ 10,122
 Provision for loan losses                    1,475                 625
 Charge offs, net of recoveries                 (81)                110
                                           --------            --------
 Allowance at end of period                $ 13,161            $ 10,857
 Allowance for loan losses as a
   percentage of net loans receivable
   at the end of the period                    1.52%              1.54%
 Net charge-offs as a percentage of
   average loans outstanding during
   the period                                 0.010%             0.016%

     The provision for loan losses was $750,000 for the quarter ended September 30, 2005 compared to $325,000 for the quarter ended September 30, 2004. This change resulted from management's ongoing analysis of the growth of the loan portfolio, changes in loan portfolio composition by collateral categories, overall credit quality of the portfolio, peer group analysis, and current economic conditions. The allowance for loan losses was $13.2 million, or 1.5% of net loans receivable at September 30, 2005, compared to $10.9 million, or 1.5% of net loans receivable at September 30, 2004. The increased allowance level resulted from continued loan portfolio growth in the higher-risk lending categories of commercial and multi-family construction/permanent loans and business loans during the period, which comprised $686.9 million, or 79.1% of the portfolio at September 30, 2005, versus $563.9 million, or 80.0% at September 30, 2004.

     In addition, commercial and multi-family loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. The Corporation considers the allowance level to be appropriate.

     As of September 30, 2005, there were six loans on nonaccrual status. At September 30, 2005 total non-performing loans were $1.3 million. The Bank had no real estate owned at September 30, 2005. Total non-performing assets represented $1.3 million, or .12% of total assets at September 30, 2005 compared to $1.1 million, or 0.13% of total assets at September 30, 2004. The non-performing figures for September 30, 2005 include one delinquent residential real estate loan in the amount of $964,000. The Bank does not anticipate incurring a material loss from this loan.

                                                  As of September 30,
 Non-Performing Assets                           2005             2004
                                              --------          --------
                                                     (In thousands)

 Accruing loans - 90 days past due             $     -           $ 1,114
 Non-accrual loans                               1,257                 -
 Total non-performing loans                      1,257             1,114
                                              --------          --------
 Total non-performing loans/net loans             0.15%             0.16%

 Real estate owned                                    -                -
                                               --------         --------
 Total non-performing assets                      1,257            1,114
                                               --------         --------

 Total non-performing assets/total assets          0.12%            0.13%

Noninterest Income
------------------

     Noninterest income for the three months ended September 30, 2005 decreased 3.1% to $1.7 million compared to $1.8 million for the quarter ended September 30, 2004. Service fee income increased 23.4% to $1.0 million for the quarter ended September 30, 2005 from $817,000 for the same quarter in the prior period. The primary reason for the increased fee income in the current period was the implementation of our overdraft protection service, during July 2005, which resulted in increased fee income. The net gain on the sale of loans servicing released increased to $306,000 for the quarter ended September 30, 2005 from $205,000 in the comparable period one year ago. The net gain on sales of investment securities decreased to $-0- in the quarter ended September 30, 2005 from $152,000 in the quarter ended September 30, 2004. The gains in the prior period were primarily attributable to the sale of selected securities from the Bank's investment portfolio. Other noninterest income for the quarter decreased 33.8% to $368,000 for the quarter ended September 30, 2005 from $556,000 for the three months ended September 30, 2004. The primary reason for the increase in the prior period was the recognition of approximately $200,000 in profits on a real estate development project from a joint venture of the Bank's wholly owned subsidiary, Westward Financial Corp.

     Noninterest income for the six months ended September 30, 2005 decreased slightly to $3.5 million for the six months ended September 30, 2005 as compared to the same period one year ago. Service fee income increased 5.6% to $1.8 million during the current six month period from $1.7 million for the comparable period one year ago, primarily as a result of the implementation of our overdraft protection service as discussed above in the quarterly comparison. The net gain on the sale of loans servicing released increased 11.7% to $603,000 for the six months ended September 30, 2005 from $540,000 in the comparable period one year ago. The primary reason for the increase was due to a higher amount of loans sold in the current quarter. The net gain/loss on sales of investment securities decreased to $42,000 during the current six month period from $470,000 for the comparable period one year ago. The gains in these periods were primarily attributable to the sale of selected securities from the Bank's investment portfolio. Other noninterest income increased 26.5% to $1.0 million for the six months ended September 30, 2005 from $818,000 for the comparable period one year ago. The primary reason for the increase year to date over the prior period was the recognition of approximately $320,000 in profits in the current period ended September 30, 2005 compared to approximately $200,000 for the six month period ended September 30, 2004 on the real estate development project mentioned above regarding Greenbriar Northwest LLC, a real estate joint venture. As of September 30, 2005 all sales have been concluded for this real estate development project.

Noninterest Expense
-------------------

     Noninterest expense for the three months ended September 30, 2005 increased 9.8% to $6.3 million from $5.7 million for the comparable quarter one year ago. Increases in compensation and employee benefits and building and occupancy expenses resulted from the opening of two full service retail offices in Marysville and Lakewood and are the primary reasons for these increases. Compensation and employee benefits increased 14.4% for the quarter ended September 30, 2005 to $3.6 million from $3.2 million for the comparable quarter one year ago. Building occupancy for the quarter ended September 30, 2005 increased 17.8% to $819,000 from $695,000 for the three months ended September 30, 2004.

     Data processing expenses decreased 9.9% to $218,000 for the quarter ended September 30, 2005 from $242,000 for the comparable quarter one year ago. Prior period expenses included one time conversion related costs related to the Bank's core processor conversion completed in November 2004.

     Noninterest expense for the six months ended September 30, 2005 increased 13.1% to $12.4 million from $10.9 million for the six months ended September 30, 2004. Compensation and employee benefits increased 14.2% to $7.1 million for the current period from $6.2 million. Building occupancy expenses for the current six months increased 21.9% to $1.6 million from $1.3 million for the comparable six month period one year ago. The reasons for these increases relate to the growth of the Bank as discussed above in the quarterly results. Other expenses increased 10.5% to $2.9 million for the six months ended September 30, 2005 compared to $2.6 million for the prior period one year ago as a result of additional expenses related to the Bank's charter conversion, state regulatory exam, and increased Business & Occupation tax due to the shifting loan portfolio from non-taxable mortgage loans to taxable commercial loans.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At September 30, 2005, the Corporation had no significant off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At September 30, 2005, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2005.

Item 4.   Controls and Procedures

     An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer, and several other members of the Corporation's senior management as of the end of the period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

     In the quarter ended September 30, 2005, the Corporation did not make any changes in its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting. While the Corporation believes the present design of its disclosure controls and procedures is effective to achieve its goal, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

The Company's common stock is traded on the NASDAQ National Market under the symbol "HRZB". As of September 30, 2005, there were 9,918,707 shares of common stock outstanding.

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

     The Corporation is "well-capitalized" in accordance with regulatory standards. The Corporation has had various stock buy-back programs since August 1996. In March 2005, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2006 fiscal year, allowing the Corporation to repurchase up to 10% of total shares outstanding, or approximately 1.0 million shares. This marked the Corporation's seventh stock repurchase plan. During the quarter ended September 30, 2005, the Corporation repurchased 46,604 shares at an average price of $21.38 and for the six-month period ended September 30, 2005, Horizon repurchased 173,101 shares at an average price of $20.05.

     The following table sets forth information about the Corporation's purchases of its outstanding Common Stock during the quarter ended September 30, 2005.



                                                                (d) Maximum
                                                    (c) Total    Number (or
                                                    Number of   approximate
                                                       Shares  Dollar Value)
                                                    (or Units) of shares (or
                                                    Purchased   Units) that
                       (a) Total                   as Part of    May Yet Be
                       Number of     (b) Average     Publicly     Purchased
                      Shares (or      Price Paid    Announced     Under the
                         Units)        Per Share     Plans or      Plans or
     Period            Purchased (1)   (or Unit)    Programs      Programs
------------------    ----------     -----------   ----------   --------------

July 1, 2005 -
 July 31, 2005          2,000         $   21.47     128,497        871,503
August 1, 2005 -
 August 31, 2005       23,204         $   20.82     151,701        848,299
September 1, 2005 -
 September 30, 2005    21,400         $   21.98     173,101        826,899

Total                  46,604         $   21.38     173,101        826,899


(1) Of these shares, no shares were purchased other than through a publicly announced program.

Item 3.  Defaults Upon Senior Securities
           None

Item 4.       Submission of Matters to a Vote of Security Holders

The Corporation's 2005 Annual Meeting of Shareholders was held on July 26, 2005 at the Fox Hall located at 1661 W. Bakerview Road, Bellingham, Washington. The results of the vote on the items presented at the meeting was as follows:

Election of Directors:

Shareholders elected the following nominees to the Board of Directors for a three-year term ending in 2008 by the following vote:


                  FOR:                          WITHHELD:
                  Number of Votes   Percentage  Number of Votes   Percentage
                  ---------------   ----------  ---------------   ----------
V. Lawrence Evans    8,594,340        95.1%         446,444          4.9%
Richard R. Haggen    8,366,119        92.5%         674,665          7.5%
Robert C. Tauscher   8,587,560        95.0%         453,224          5.0%


The following directors, who were not up for re-election at the Annual Meeting of Shareholders, will continue to serve as directors: Robert C. Diehl, Fred
R. Miller, Gary E. Goodman, James A. Strengholt, and Dennis C. Joines.

2004 Stock Option Plan:

Shareholders approved the 2005 Incentive Stock Plan, authorizing the issuance of 750,000 shares of common stock under the Plan by the following vote:


                             Number
                            of Votes        Percentage
                          -----------------------------

FOR                        5,581,099           61.7%
AGAINST                    1,777,389           19.7%
ABSTAIN                      177,651            2.0%
BROKER NON-VOTES           1,504,645           16.6%



Item 5.       Other Information
                    None

Item 6.       Exhibits

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

               (10.7) Severance Agreement with Richard P. Jacobson (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
               (10.8) Severance Agreement with Steven L. Hoekstra (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
               (10.9)  Stock Incentive Plan (incorporated by reference to
                       Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 333-127178))
               (10.10) Form of Incentive Stock Option Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
               (10.11) Form of Non-qualified Stock Option Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
               (10.12) Form of Restricted Stock Award Agreement under the
                       2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
               (31.1)  Certification of Chief Executive Officer Pursuant to
                       Section 302 of the Sarbanes-Oxley Act
               (31.2)  Certification of Chief Financial Officer Pursuant to
                       Section 302 of the Sarbanes-Oxley Act
               (32) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          HORIZON FINANCIAL CORP.



                          By: /s/V. Lawrence Evans
                              ----------------------------
                              V. Lawrence Evans
                              Chairman, President, and Chief Executive Officer



                          By: /s/Richard P. Jacobson
                              ----------------------------
                              Richard P. Jacobson
                              Chief Financial Officer



                         Dated:  November 3, 2005
                                 ----------------

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

Date: November 3, 2005
                                 /s/V. Lawrence Evans
                                 -------------------------------------
                                 V. Lawrence Evans
                                 Chairman, President, and Chief Executive
                                 Officer

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



Date: November 3, 2005
                                     /s/Richard P. Jacobson
                                     ----------------------------------
                                     Richard P. Jacobson
                                     Chief Financial Officer, EVP

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

Dated: November 3, 2005