Form 10-Q
period 2005-12-31
HORIZON FINANCIAL CORP
filed 2006-02-08
CIK 1002682

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT of 1934

               For the quarterly period ended December 31, 2005
                                              -----------------

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

Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act

Large accelerated filer      Accelerated filer  X    Non-accelerated filer
                        ---                    ---                         ---

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act).

                                 YES       NO   X
                                     -----     -----

As of January 31, 2006, 9,896,177 common shares, $1.00 par value, were outstanding.

                            HORIZON FINANCIAL CORP.

INDEX                                                                PAGE
-----                                                                ----

PART 1          FINANCIAL INFORMATION

Item  1         Condensed Financial Statements

                Consolidated Statements of Financial Position         2

                Consolidated Statements of Income                    3-4

                Consolidated Statements of Stockholders' Equity       5

                Consolidated Statements of Cash Flows                 6

                Selected Notes to Consolidated Financial Statements  7-8

Item  2         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations             9-17

Item  3         Quantitative and Qualitative Disclosures About
                     Market Risk                                      18

Item  4         Controls and Procedures                               18


PART II         OTHER INFORMATION

Item  1         Legal Proceedings                                     19

Item  2         Unregistered Sales of Equity Securities and Use
                     of Proceeds                                      19

Item  3         Defaults Upon Senior Securities                       19

Item  4         Submission of Matters to a Vote of Security Holders   20

Item  5         Other Information                                     20

Item  6         Exhibits                                              20

                  SIGNATURES                                          21

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)

                            HORIZON FINANCIAL CORP.
          Consolidated Statements of Financial Position (unaudited)

                                    ASSETS
                                              December 31,         March 31,
                                                  2005               2005

                                             --------------      ------------
Cash and cash equivalents                    $   25,243,816     $  23,250,411
Interest-bearing deposits                         1,614,188         3,907,349
Investment securities
  Available-for-sale                             63,015,751        71,824,994
  Held-to-maturity                                  369,709           369,596
Mortgage-backed securities
  Available-for-sale                             24,943,553        18,510,439
  Held-to-maturity                                  566,060           885,137
Federal Home Loan Bank Stock                      7,247,400         7,217,900
Loans receivable, net of allowance of loan
 losses for $13,925,024 at December 31 and
 $11,767,029 at March 31                        892,808,488       804,980,578
Loans held for sale, at fair value                1,902,000         4,068,859
Investment in real estate in a joint venture     16,881,926        17,204,265
Accrued interest and dividends receivable         5,254,061         4,498,756
Bank premises and equipment, net                 24,459,612        22,781,657
Deferred income tax receivables                   2,340,895         2,299,225
Income tax receivable                             1,002,038           330,862
Other assets                                     16,093,787        15,440,447
                                             --------------      ------------
TOTAL ASSETS                                 $1,083,743,284      $997,570,475
                                             ==============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                     $  814,747,897      $746,849,411
Accounts payable and other liabilities            6,536,651         5,570,071
Other borrowed funds                            131,900,566       119,066,193
Borrowing related to investment in real
 estate in a joint venture                       17,868,784        16,720,745
Advances by borrowers for taxes and insurance       236,349           518,774
Deferred compensation                             1,876,744         1,821,094
                                             --------------      ------------
     Total liabilities                          973,166,991       890,546,288
                                             --------------      ------------
COMMITMENTS AND CONTINGENCIES                             -                 -
STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value,
   10,000,000 shares authorized; none issued
   or outstanding                                         -                 -
  Common stock, $1 par value, 30,000,000
   shares authorized; 9,894,380 and
   10,037,903 shares issued and outstanding,
   respectively                                   9,894,380        10,037,903
  Additional paid-in capital                     54,009,235        54,737,070
  Retained earnings                              43,443,621        38,939,268
  Unearned ESOP shares                              (72,101)          (72,101)
  Accumulated other comprehensive income,
   net of tax                                     3,301,158         3,382,047
                                             --------------      ------------
     Total stockholders' equity                 110,576,293       107,024,187
                                             --------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $1,083,743,284      $997,570,475
                                             ==============      ============

             (See Notes to Consolidated Financial Statements)

                           HORIZON FINANCIAL CORP.
                Consolidated Statements of Income (unaudited)

                                                       Three months ended
                                                           December 31,
                                                       2005          2004
                                                   -----------    -----------
INTEREST INCOME
  Interest on loans                                $17,327,714    $12,271,820
  Interest on investments and mortgage-backed
   securities                                          865,845      1,022,340
                                                   -----------    -----------
     Total interest income                          18,193,559     13,294,160
                                                   -----------    -----------
INTEREST EXPENSE
  Interest on deposits                               5,320,755      3,314,915
  Interest on other borrowings                       1,282,824        770,825
                                                   -----------    -----------
     Total interest expense                          6,603,579      4,085,740
                                                   -----------    -----------
     Net interest income                            11,589,980      9,208,420

PROVISION FOR LOAN LOSSES                              800,000        350,000
                                                   -----------    -----------
     Net interest income after provision for
      loan losses                                   10,789,980      8,858,420
                                                   -----------    -----------
NONINTEREST INCOME
  Service fees                                       1,164,154        759,681
  Other                                                376,875        584,020
  Net gain on sales of loans - servicing released      208,043        221,385
  Net gain (loss) on sales of loans -
   servicing retained                                   (2,403)        13,203
  Net gain on sale of investment securities                  -          1,312
                                                   -----------    -----------
     Total noninterest income                        1,746,669      1,579,601
                                                   -----------    -----------
NONINTEREST EXPENSE
  Compensation and employee benefits                 3,786,219      3,290,811
  Building occupancy                                   956,835        778,933
  Other expenses                                     1,573,372      1,236,158
  Data processing                                      231,198        373,809
  Advertising                                          189,095        134,993
                                                   -----------    -----------
     Total noninterest expense                       6,736,719      5,814,704
                                                   -----------    -----------

NET INCOME BEFORE PROVISION FOR INCOME TAX           5,799,930      4,623,317

PROVISION FOR INCOME TAX                             1,817,081      1,399,403
                                                   -----------    -----------

NET INCOME                                         $ 3,982,849    $ 3,223,914
                                                   ===========    ===========

BASIC EARNINGS PER SHARE                              $  0.40       $  0.32
                                                      =======       =======

DILUTED EARNINGS PER SHARE                            $  0.40       $  0.31
                                                      =======       =======

               (See Notes to Consolidated Financial Statements)

                            HORIZON FINANCIAL CORP.
                 Consolidated Statements of Income (unaudited)

                                                       Nine months ended
                                                          December 31,
                                                      2005            2004
                                                  -----------     -----------
INTEREST INCOME
  Interest on loans                               $47,817,781     $35,170,503
  Investment and mortgage-backed securities         2,577,713       3,191,997
                                                  -----------     -----------
     Total interest income                         50,395,494      38,362,500
                                                  -----------     -----------

INTEREST EXPENSE
  Interest on deposits                             14,341,791       9,703,156
  Interest on other borrowings                      3,431,821       1,994,629
                                                  -----------     -----------
     Total interest expense                        17,773,612      11,697,785
                                                  -----------     -----------
     Net interest income                           32,621,882      26,664,715

PROVISION FOR LOAN LOSSES                           2,275,000         975,000
                                                  -----------     -----------
     Net interest income after provision for
      loan losses                                  30,346,882      25,689,715
                                                  -----------     -----------

NONINTEREST INCOME
  Service fees                                      2,918,929       2,420,911
  Other                                             1,411,933       1,401,931
  Net gain on sales of loans - servicing released     811,172         761,096
  Net gain on sales of loans - servicing retained      49,615          68,627
  Net gain on sale of investment securities            42,184         471,063
                                                  -----------     -----------
     Total noninterest income                       5,233,833       5,123,628
                                                  -----------     -----------

NONINTEREST EXPENSE
  Compensation and employee benefits               10,842,935       9,470,826
  Building occupancy                                2,594,933       2,122,940
  Other expenses                                    4,445,552       3,834,986
  Data processing                                     666,645         801,642
  Advertising                                         546,179         511,439
                                                  -----------     -----------
     Total noninterest expense                     19,096,244      16,741,833
                                                  -----------     -----------

NET INCOME BEFORE PROVISION FOR INCOME TAX         16,484,471      14,071,510

PROVISION FOR INCOME TAX                            4,993,823       4,266,364
                                                  -----------     -----------

NET INCOME                                        $11,490,648     $ 9,805,146
                                                  ===========     ===========

BASIC EARNINGS PER SHARE                             $  1.15         $  0.96
                                                     =======         =======

DILUTED EARNINGS PER SHARE                           $  1.14         $  0.94
                                                     =======         =======

                 (See Notes to Consolidated Financial Statements)

                                        HORIZON FINANCIAL CORP.
                            Consolidated Statements of Stockholders' Equity
                              Nine Months Ended December 31, 2005 and 2004
                                              (unaudited)

                                                                                                  Accumu-
                                                                                                  lated
                                                                                                  Other
                                 Common Stock                                                     Compre-
                             ----------------------    Additional                  Unearned       hensive
                             Number of                  Paid-In      Retained        ESOP         Income
                              Shares       At Par       Capital      Earnings       Shares        (Loss)
                             ---------  -----------   -----------   -----------    ---------    ----------

BALANCE, March 31, 2004      10,405,331  $10,405,331   $56,893,824  $36,925,836   $ (144,205)    $5,226,207
Comprehensive income
 Net income                           -            -             -    9,805,146            -              -
 Other comprehensive income
  Change in unrealized losses
   on available-for-sale
   securities, net taxes
   (benefit) of $(416,707)            -            -             -            -            -       (808,901)
  Total other comprehensive
   income                             -            -             -            -            -              -
Comprehensive income                  -            -             -            -            -              -
Cash dividends on common
 stock at $.395/sh                    -            -             -   (4,027,603)           -              -
Stock options exercised          59,919       59,919       385,382            -            -              -
Treasury stock purchased              -            -             -            -            -              -
Retirement of treasury stock   (344,102)    (344,102)   (1,961,725)  (4,194,578)           -              -
                             ----------  -----------   -----------  -----------   ----------     ----------

BALANCE, December 31, 2004   10,121,148  $10,121,148   $55,317,481  $38,508,801   $ (144,205)    $4,417,306
                             ==========  ===========   ===========  ===========   ==========     ==========

BALANCE, March 31, 2005      10,037,903  $10,037,903   $54,737,070  $38,939,268   $  (72,101)    $3,382,047
Comprehensive income
 Net income                           -            -             -   11,490,648            -              -
 Other comprehensive income
  Change in unrealized gains
   on available-for-sale
   securities, net taxes of
   $(41,670)                          -            -             -            -            -        (80,889)
   Total other comprehensive
    income                            -            -             -            -            -              -
Comprehensive income                  -            -             -            -            -              -
Cash dividends on common
 stock at $.425/sh                    -            -             -   (4,216,702)           -              -
Tax benefit associated with
 stock options                        -            -       136,342            -            -              -
Stock options exercised          59,029       59,029       290,572            -            -              -
Treasury stock purchased              -            -             -            -            -              -
Retirement of treasury stock   (202,552)    (202,552)   (1,154,749)  (2,769,593)           -              -
                             ----------  -----------   -----------  -----------   ----------     ----------

BALANCE, December 31, 2005    9,894,380  $ 9,894,380   $54,009,235  $43,443,621   $  (72,101)    $3,301,158
                             ==========  ===========   ===========  ===========   ==========     ==========


                                  Treasury                             Total
                                   Stock         Stockholders'      Comprehensive
                                  at Cost           Equity             Income
                               -------------     ------------       --------------

BALANCE, March 31, 2004       $         -        $109,306,993
Comprehensive income
 Net income                             -           9,805,146        $ 9,805,146
 Other comprehensive income
  Change in unrealized losses
   on available-for-sale
   securities, net taxes
   (benefit) of $(416,707)              -            (808,901)          (808,901)
                                                                     -----------
  Total other comprehensive
   income                                                   -           (808,901)
                                                                     -----------
Comprehensive income                    -                   -        $ 8,996,245
                                                                     ===========
Cash dividends on common
 stock at $.395/sh                      -          (4,027,603)
Stock options exercised                 -             445,301
Treasury stock purchased       (6,500,405)         (6,500,405)
Retirement of treasury stock    6,500,405                   -
                              -----------        ------------

BALANCE, December 31, 2004    $         -        $108,220,531
                              ===========        ============

BALANCE, March 31, 2005       $         -        $107,024,187
Comprehensive income
 Net income                             -          11,490,648        $11,490,648
 Other comprehensive income
  Change in unrealized gains
   on available-for-sale
   securities, net taxes of
   $(41,670)                            -             (80,889)           (80,889)
                                                                     -----------
   Total other comprehensive
    income                                                  -            (80,889)
                                                                     -----------
Comprehensive income                    -                   -        $11,409,759
                                                                     ===========
Cash dividends on common
 stock at $.425/sh                      -          (4,216,702)
Tax benefit associated with
 stock options                          -             136,342
Stock options exercised                 -             349,601
Treasury stock purchased       (4,126,894)         (4,126,894)
Retirement of treasury stock    4,126,894                   -
                              -----------        ------------

BALANCE, December 31, 2005    $         -        $110,576,293
                              ===========        ============

                                 (See Notes to Consolidated Financial Statements)


                             HORIZON FINANCIAL CORP.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Nine Months Ended
                                                           December 31,
                                                       2005          2004
                                                  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $  11,490,648    $ 9,805,146
Adjustments to reconcile net income to net
cash provided by operating activities
  Depreciation and amortization                        776,031        431,117
  Stock dividends - Federal Home Loan Bank stock       (29,500)      (203,000)
  Provision for loan losses                          2,275,000        975,000
Changes in assets and liabilities
  Accrued interest and dividends receivable           (755,305)      (358,474)
  Interest payable                                   1,175,860        191,961
  Net change in loans held for sale                  2,166,859     (1,254,750)
  Federal income tax (receivable) payable             (671,176)    (1,756,636)
  Tax benefit associated with stock options            136,342              -
  Other assets                                        (653,340)      (874,724)
  Other liabilities                                   (515,623)    (1,019,719)
                                                 -------------   ------------
     Net cash flows from operating activities       15,395,796      5,935,921
                                                 -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in interest-bearing deposits           (2,293,161)    19,581,926
  Purchases of investment securities -
   available-for-sale                              (10,215,000)   (10,915,000)
  Proceeds from sales and maturities of
   investment securities - available-for-sale       19,133,220     19,230,816
  Purchases of mortgage-backed securities -
   available-for-sale                              (12,123,914)             -
  Proceeds from maturities of mortgage-backed
   securities - available-for-sale                   5,459,265      7,957,727
  Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                       318,964        519,294
  Net change in loans                              (89,670,650)   (84,645,745)
  Purchases of bank premises and equipment          (2,886,246)    (5,656,982)
  Net change in investment in real estate in a
   joint venture                                       322,339    (17,163,327)
  Net change in other real estate owned                      -         63,432
                                                 -------------   ------------
     Net cash flows from investing activities      (87,368,862)   (71,027,859)
                                                 -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                            67,898,486     23,575,688
  Advances from other borrowed funds               116,834,373     78,949,392
  Repayments of other borrowed funds              (104,000,000)   (42,000,000)
  Net change in borrowing related to investment
   in real estate in a joint venture                 1,148,039     16,462,238
  Common stock issued, net                             349,601        445,301
  Cash dividends paid                               (4,137,134)    (3,961,915)
  Treasury stock purchased                          (4,126,894)    (6,500,405)
                                                 -------------   ------------
     Net cash flows from financing activities       73,966,471     66,970,299
                                                 -------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS              1,993,405      1,878,361

CASH AND CASH EQUIVALENTS, beginning of period      23,250,411     18,431,964
                                                 -------------   ------------

CASH AND CASH EQUIVALENTS, end of period         $  25,243,816   $ 20,310,325
                                                 =============   ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest       $  16,597,752   $ 11,505,824
                                                 =============   ============
  Cash paid during the period for income tax     $   5,665,000   $  6,023,000
                                                 =============   ============

                (See Notes to Consolidated Financial Statements)

                           HORIZON FINANCIAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2005
                                (unaudited)

NOTE 1 -

Basis of Presentation
---------------------

     The condensed consolidated financial statements as of and for the three and nine months ended December 31, 2005 and 2004, include the accounts of Horizon Financial Corp. (the Corporation), Horizon Bank (the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than effecting share repurchases of the Corporation's common stock and holding the stock of the Bank.

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the three and nine month periods ended December 31, 2005 are not necessarily indicative of the operating results for the full year ending March 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto in the Corporation's Annual Report on Form 10-K for the year ended March 31, 2005.

Reclassification
----------------

     Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income.

Significant Accounting Policies
-------------------------------

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities in which an enterprise holds a variable interest. In October 2004, the Bank's wholly owned subsidiary, Westward Financial Services, Inc (Westward Financial), entered into a real estate development joint venture with Greenbriar Northwest LLC (GBNW), an established residential land development company headquartered in Bellingham, Washington. The Corporation believes that GBNW is a variable interest entity. Under FIN 46 GBNW is consolidated in the Corporation's consolidated balance sheet. The Corporation also accounts for the portion not owned by Westward Financial, as a minority interest. The investment in real estate is recorded as an asset and the related debt is recorded as our liability. The real estate joint venture has a carrying amount of approximately $16.9 million, with a related borrowing of approximately $17.9 million. No income is currently being recognized in the Corporation's financial statements; however, in accordance with FIN 46, one half of the related funding expense is included in the Corporation's interest on other borrowings expense which amounts to approximately $95,000 for the three months ended December 31, 2005 and $243,000 for the nine months ended December 31, 2005.

Net Income Per Share
--------------------

     Basic earnings per share (EPS) for the three months ended December 31, 2005 and 2004 are calculated on the basis of 9,911,027 and 10,142,905 weighted average shares outstanding, respectively. Diluted EPS for the three months ended December 31, 2005 and 2004 are calculated on the basis of 9,998,670 and 10,288,948 weighted average shares outstanding, respectively. Basic earnings per share for the nine months ended December 31, 2005 and 2004 are calculated on the basis of 9,950,757 and 10,251,119 weighted average shares outstanding, respectively. Diluted earnings per share for the nine months ended December 31, 2005 and 2004 are calculated on the basis of 10,049,013 and 10,406,122 weighted average shares outstanding, respectively. Diluted EPS figures are computed by determining the number of additional shares that are deemed outstanding due to stock options under the treasury stock method.

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

     As permitted by Statement 123, the Corporation currently recognizes the financial effects of stock options under the intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on our results of operations, although the amount of this impact cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Corporation adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share below. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

     Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Corporation's financial statements. Disclosures required by Statement No. 123, Accounting for Stock-Based Compensation, as amended are as follows:

Pro forma disclosures:

                        For the Three Months Ended   For the Nine Months Ended
                                December 31,                December 31,
                            2005           2004         2005           2004
                         ----------    -----------   -----------   -----------
Net income as reported   $3,982,849     $3,223,914   $11,490,648   $9,805,146
Additional compensation
 expense for fair value
 of stock options           (14,965)        (3,063)      (33,924)     (16,145)
                         ----------     ----------   -----------   ----------
Pro forma net income     $3,967,884     $3,220,851   $11,456,724   $9,789,001
                         ==========     ==========   ===========   ==========

Earnings per share

Basic

  As reported              $ 0.40         $ 0.32       $ 1.15       $ 0.96
                           ======         ======       ======       ======

  Pro forma                $ 0.40         $ 0.32       $ 1.15       $ 0.95
                           ======         ======       ======       ======

Diluted

  As reported              $ 0.40         $ 0.31       $ 1.14       $ 0.94
                           ======         ======       ======       ======

  Pro forma                $ 0.40         $ 0.31       $ 1.14       $ 0.94
                           ======         ======       ======       ======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in understanding the financial condition and results of operations of the Corporation and its subsidiaries. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes contained herein.

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

General
-------

     The Bank was organized in 1922 as a Washington State chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979, the Bank converted to a Washington State chartered mutual savings bank, the deposits of which are insured by the Federal Deposit Insurance Corporation (FDIC). On August 12, 1986, the Bank converted to a state chartered stock savings bank under the name "Horizon Bank, a savings bank". The Bank became a member of the Federal Home Loan Bank
(FHLB) of Seattle in December 1998. Effective March 1, 2000, the Bank changed its name to its current name, "Horizon Bank". Effective August 1, 2005, the Bank converted from a state chartered savings bank to a state chartered commercial bank.

     The Bank's operations are conducted through 18 full-service office facilities, four commercial loan centers, and four real estate loan centers, located in Whatcom, Skagit, Snohomish, and Pierce counties in Northwest Washington. The acquisition of Bellingham Bancorporation in June 1999
increased the Corporation's and the Bank's presence in Whatcom County.   In
fiscal 2002, the Bank acquired a bank site in Lynnwood, which was remodeled and opened for business in March 2003. The Bank opened commercial banking/loan centers in Bellingham and Everett, Washington, and expanded its operations in Burlington, Washington during the first quarter of fiscal 2004. In November 2004, the Bank opened a full service office in Marysville, Washington. In April 2005, the Bank opened a full service office in Lakewood, Washington, located in Pierce County, just south of Tacoma. Future plans for the Bank include the opening of a full service regional facility in the first quarter of fiscal 2007, which will replace the Bank's existing office and commercial banking center in south Everett.

     The Corporation's results of operations depend primarily on revenue generated as a result of its net interest income and noninterest income. Net interest income is the difference between the interest income the Corporation earns on its interest-earning assets (consisting primarily of loans, investments and mortgage-backed securities) and the interest the Corporation pays on its interest-bearing liabilities (consisting primarily of customer savings and money market accounts, time deposits and borrowings). Noninterest income consists primarily of service charges on deposit and loan accounts, gains on the sale of loans and investments, and loan servicing fees. The Corporation's results of operations are also affected by its provisions for loan losses and other expenses. Other expenses consist primarily of noninterest expense, including compensation and benefits, occupancy, equipment, data processing, marketing, automated teller machine costs and, when applicable, deposit insurance premiums. The Corporation's results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities, as well as other factors identified under the caption "Forward Looking Statements" above.

Operating Strategy
------------------

     The Corporation does not presently engage in any activities outside of holding the common stock of the Bank and effecting repurchases of the Corporation's common stock.

     The primary business of the Bank is to acquire funds in the form of deposits and wholesale funds, and to use the funds to make commercial, consumer, and real estate loans in its primary market area. In addition, the Bank invests in a variety of investment grade securities including, but not necessarily limited to U.S. Government and federal agency obligations, mortgage-backed securities, corporate debt, equity securities, and municipal securities. The Bank intends to continue to fund its assets primarily with retail and commercial deposits, and to a lesser extent with FHLB advances and other wholesale borrowings.

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

Financial Condition
-------------------

     Total consolidated assets for the Corporation as of December 31, 2005, were $1.1 billion, an 8.6% increase from the March 31, 2005 level of $997.6 million. This increase in assets was primarily a result of the growth in loans receivable, which increased 10.9% to $892.8 million at December 31, 2005 from $805.0 million at March 31, 2005. This growth was primarily attributable to the growth in commercial loans during this period, including an $80.9 million or 49.7% increase in construction and land development loans since March 31, 2005. The Bank continued its focus on expanding its relationships with established residential real estate developers and 1-4 family residential builders, which resulted in the continued growth in this component of loans receivable during the period. First mortgage loans decreased during the period, as the Bank continued its practice of selling most of its single-family fixed rate loan production into the secondary market. The Bank sold $22.2 million of real estate loans during the quarter ended December 31, 2005, compared to $21.5 million during the quarter ended December 31, 2004.

The following is an analysis of the loan portfolio by major types of loans:

                                              December 31,       March 31,
                                                 2005             2005
                                              -----------        --------
                                                    (In thousands)
First mortgage loans
  1-4 Family                                    $149,766        $167,454
  1-4 Family construction                         21,408          16,464
  Less participations sold                       (57,761)        (65,125)
                                                --------        --------
     Net first mortgage loans                    113,413         118,793
Construction and land development                243,661         162,726
Residential commercial real estate                67,890          73,397
Non-residential commercial real estate           313,235         312,722
Commercial loans                                 119,522         109,387
Home equity secured                               42,950          33,762
Other consumer loans                               6,063           5,961
                                                --------        --------
     Subtotal                                    793,321         697,955
                                                --------        --------
  Total Loans receivable                         906,734         816,748
                                                --------        --------
Less:
  Allowance for loan losses                      (13,925)        (11,767)
                                                --------        --------
  Net Loans receivable                          $892,809        $804,981
                                                ========        ========

Net residential loans                           $ 12,424  13%   $117,809   15%
Net commercial loans                             117,243  13%    107,404   13%
Net commercial real estate loans                 614,945  69%    540,698   67%
Net consumer loans                                48,197   5%     39,070    5%
                                                -------- ---    --------  ---
                                                $892,809 100%   $804,981  100%
                                                ======== ===    ========  ===

The tables below display the characteristics of the available for sale (AFS) and held to maturity (HTM) portfolios as of December 31, 2005:

                                                                Estimated
                                        Amortized       Net       Fair
                                          Cost      Gain/(Loss)   Value
                                       ----------- -----------  ----------
                                                  (In thousands)
AFS Securities
  State and political subdivisions
   and U.S. government agency
   securities                            $49,038      $ (958)     $48,080
  Marketable equity securities             1,824       6,211        8,035
  Mutual funds                             5,000        (121)       4,879
  Corporate debt securities                2,016           5        2,021
  Mortage-backed securities and
    Collateralized mortgage
     obligations (CMOs)                   25,018         (74)      24,944
                                         -------      ------      -------
    Total available-for-sale securities   82,896       5,063       87,959
                                         -------      ------      -------

HTM Securities
  State and political subdivisions and
   U.S. government agency securities         370           7          377
  Mortgage-backed securities and
    CMOs                                     566          22          588
                                         -------      ------      -------
    Total held-to-maturity securities        936          29          965
                                         -------      ------      -------

    Total securities                     $83,832      $5,092      $88,924
                                         =======      ======      =======

                     Maturity Schedule of Securities at December 31, 2005
                   ---------------------------------------------------------
                         Available-For-Sale         Held-To-Maturity
                   -------------------------    ----------------------------
                     Amortized    Estimated      Amortized     Estimated
                        Cost      Fair Value       Cost       Fair Value
                   ------------  ------------   ------------ ---------------
                                        (In thousands)
Maturities:
  One year or less    $ 8,719      $ 8,710            $  -        $  -
  Over one  to five
   years               38,736       37,939             885         903
  Over five to ten
   years                6,031        5,924               8           8
  Over ten years       22,586       22,472              43          54
                      -------      -------            ----        ----
                       76,072       75,045             936         965
                      -------      -------            ----        ----

Mutual funds and
  marketable equity
  securities (liquid)   6,824       12,914               -           -
                      -------      -------            ----        ----
Total investment
  securities          $82,896      $87,959            $936        $965
                      =======      =======            ====        ====

     Total liabilities also increased 9.3% to $973.2 million at December 31, 2005, from $890.5 million at March 31, 2005. This increase in liabilities was the result, in large part, of growth in deposits, which increased 9.1% to $814.7 million at December 31, 2005 from $746.8 million at March 31, 2005 as the result of gains in money market and checking accounts as shown below as well as approximately $34.7 million in jumbo deposit balance growth, as the Bank attracted these dollars to fund a portion of its loan growth during the period The following is an analysis of the deposit portfolio by major type of deposit at December 31, 2005 and March 31, 2005:

                                 December 31, 2005      March 31, 2005
                                 -----------------      --------------
                                             (In thousands)

Demand deposits
  Savings                            $ 32,958               $ 40,863
  Checking                             79,835                 83,268
  Checking (noninterest-bearing)       85,949                 63,503
  Money Market                        151,128                134,761
                                     --------               --------
                                      349,870                322,395
                                     --------               --------

Time certificates of deposit
  Less than $100,000                  245,870                240,178
  Greater than or equal to $100,000   219,008                184,276
                                     --------               --------
                                      464,878                424,454
                                     --------               --------
Total deposits                       $814,748               $746,849
                                     ========               ========

     Also contributing to the growth in liabilities was a $12.8 million increase in other borrowed funds to $131.9 million at December 31, 2005 from $119.1 million at March 31, 2005. During the quarter the Bank borrowed additional funds from the FHLB to help manage interest rate risk and support asset growth.

     Also included in the balance sheet is an investment in real estate for a joint venture and the corresponding borrowing. During the year ended March 31, 2005, Westward Financial as a 50% partner in the Greenbriar Northwest LLC
(GBNW) purchased an 85 acre parcel of land in Bellingham for future development. GBNW intends to develop the property in future years, into a neighborhood community to be known as Fairhaven Highlands. The $16.9 million shown on the Corporation's Consolidated Statements of Financial Position as an asset at December 31, 2005 represents the current level of the investment in real estate joint ventures, including the Fairhaven Highlands joint venture. At March 31, 2005, the $17.2 million total investment in joint ventures included a small remaining portion of a residential development joint venture
that has since been completed and closed.   The $17.9 million shown in the
liability section of the Consolidated Statements of Financial Position represents the corresponding wholesale borrowing used to fund the initial investment and subsequent ongoing expenses related to the Fairhaven Highlands joint venture. At this time, GBNW is in the process of meeting with the appropriate public and private entities, in its preliminary planning efforts relating to the future development of the property.

     Stockholders' equity at December 31, 2005 increased slightly to $110.6 million from $107.0 million at March 31, 2005. The Corporation remains strong in terms of its capital position, with a stockholder equity-to-assets ratio of 10.2% at December 31, 2005, compared to 10.7% at March 31, 2005.

Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At December 31, 2005, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $51.9 million.

     As of December 31, 2005 the total book value of investments and mortgage-backed securities was $83.8 million compared to a market value of $88.9 million with an unrealized gain of $5.1 million. As of March 31, 2005, the total book value of investments and mortgage-backed securities was $86.4 million, compared to a market value of $91.6 million with an unrealized gain of $5.2 million. The Bank foresees no factors that would impair its ability to hold debt securities to maturity.

     As indicated on the Corporation's Consolidated Statement of Cash Flows, the Bank's primary sources of funds are cash flow from banking activities, which consist primarily of mortgage loan repayments, deposit increases, loan sales, borrowings and cash received from the maturity or sale of investment and mortgage-backed securities. The Corporation's liquidity fluctuates with the supply of funds and management believes that the current level of liquidity is adequate at this time. If additional liquidity is needed, the Corporation's options include, but are not necessarily limited to: (i) selling additional loans in the secondary market; (ii) entering into reverse repurchase agreements; (iii) borrowing from the FHLB of Seattle; (iv) accepting additional jumbo, brokered and/or public funds deposits; or (v) accessing the discount window of the Federal Reserve Bank of San Francisco.

     Stockholders' equity as of December 31, 2005 was $110.6 million, or 10.2% of assets, compared to $107.0, or 10.7% of assets at March 31, 2005. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of December 31, 2005 was 12.7%, compared to 13.7% as of March 31, 2005. These figures are well above the well-capitalized minimum of 10% set by the FDIC.

     The Corporation has had various stock buy-back programs since August 1996. In March 2005, the Board of Directors approved a new stock repurchase plan that runs through the 2006 fiscal year, allowing the Corporation to repurchase up to 10% of total shares outstanding, or approximately 1.0 million shares. This marked the Corporation's seventh stock repurchase plan. During the quarter ended December 31, 2005, the Corporation repurchased 29,451 shares at an average price of $21.97 and for the nine-month period ended December 31, 2005, the Corporation repurchased 202,552 shares at an average price of $20.32.

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

Net Interest Income
-------------------

     Net interest income before provision for loan losses for the three months ended December 31, 2005 increased 25.9% to $11.6 million from $9.2 million in the same time period of the previous year. Interest on loans for the quarter ended December 31, 2005 increased 41.2% to $17.3 million, from $12.3 million for the comparable quarter a year ago. Contributing to the increase in the current year was a higher level of average loans outstanding of $880 million for the period ended December 31, 2005 compared to $735 million in the prior period one year ago. Also contributing to this increase in interest income were the recent increases to the Prime lending rate which took the Prime lending rate to 7.25% at December 31, 2005 compared to 6.75% at September 30 2005 and 5.25% at December 31, 2004. Another contributing factor to the increase interest income on loans relates to the Bank's deferred fee recognition, which increased to $1.0 million in the quarter ended December 31, 2005 compared to $631 thousand in the comparable period one year ago. This increase is primarily attributable to the Bank's growth in its real estate construction and development lending activities, which results in increased deferred loan fee recognition when compared to longer term loans which turn over less frequently. Interest and dividends on investments and mortgage-backed securities for the three months ended December 31, 2005 decreased 15.3% to $866,000, from $1.0 million for the comparable quarter a year ago. This decrease was a result of a lower level of investments and mortgage backed securities outstanding during the respective periods, as average total investments decreased 15.6% to $91.1 million for the quarter ended December 31, 2005 as compared to $107.9 million for the quarter ended December 31, 2004 as funds were shifted from the investment and mortgage-backed securities portfolio to fund loans receivable. Total interest income increased 36.9% to $18.2 million at December 31, 2005 from $13.3 million in the comparable period one year ago. At December 31, 2005, the Bank held $7.2 million in FHLB of Seattle stock and did not receive any dividends on that investment during the quarter ended December 31, 2005 as compared to $39,000 in the comparable quarter one year ago. On May 18, 2005, the FHLB of Seattle announced a three-year dividend suspension; therefore, the Bank's investment income will be reduced accordingly during that period.

     Total interest paid on deposits increased 60.5% to $5.3 million for the quarter ended December 31, 2005 from $3.3 million for the quarter ended December 31, 2004 as a result of an increased level of deposits outstanding along with an increase in interest rates in the current period. Interest on borrowings increased 66.4% to $1.3 million during the quarter ended December 31, 2005, compared to $771,000 for the comparable period one year ago. The increased expense in the current year was a result of a higher level of borrowings outstanding and increases in short term market interest rates, which increased the interest expense for the Bank's short term borrowings.. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

     The following tables are presented to further illustrate the changes in the primary factors impacting the Bank's net interest income:

Quarterly average balances for
 the quarter ended:                 December 31, 2005     December 31, 2004
                                    -----------------     -----------------

                                                  (In thousands)

  Loans                                 $  879,836             $734,521
  Investments                               91,085              107,880
                                        ----------             --------
  Total interest-earning assets         $  970,921             $842,401
                                        ----------             --------

  Deposits                              $  802,236             $694,178
  Borrowings                               128,014               96,747
                                        ----------             --------
  Total interest-bearing liabilities    $  930,250             $790,925
                                        ----------             --------

  Average assets                         1,069,847              910,554
  Average stockholders' equity             109,485              107,699

Quarterly weighted average interest
 rates for the Quarter ended:       December 31, 2005     December 31, 2004
                                    -----------------     -----------------

  Yield on loans                            7.88%                6.68%
  Yield on investments                      3.77%                3.76%
                                            ----                 ----
  Yield on interest-earning assets          7.50%                6.31%

  Cost of deposits                          2.63%                1.89%
  Cost of borrowings                        3.92%                3.16%
                                            ----                 ----
  Cost of interest-bearing liabilities      2.82%                2.05%

  Net interest spread                       4.68%                4.26%
  Net interest margin                       4.77%                4.37%

     Total interest income increased 31.4% to $50.4 million for the nine months ended December 31, 2005 from $38.4 million in the comparable period one year ago. Net interest income before provision for loan losses for the nine months ended December 31, 2005 increased 22.3% to $32.6 million from $26.7 million in the same time period of the previous year. Total interest income for the nine months ended December 31, 2005 increased 31.4% to $50.4 million from $38.4 million for the comparable period one year ago. Interest on loans for the nine months ended December 31, 2005 increased 36.0% to $47.8 million, from $35.2 million for the comparable period a year ago. Contributing to the increase in the current year was a higher level of average loans outstanding of $850.5 million for the nine month period ended December 31, 2005 compared to $703.5 million in the comparable period one year ago. Also contributing in this regard were the increases in the Prime lending rate during the year, which resulted in a Prime rate of 7.25% at December 31, 2005 compared to 5.25% at December 31, 2004. Also contributing to the increase interest income on loans relates to the Bank's deferred loan fee recognition, which increased to $2.50 million in the nine months ended December 31, 2005 compared to $2.0 million in the comparable period one year ago. As stated above in the discussion on the quarterly results, this increase is primarily attributable to the Bank's continued growth in its real estate construction and development lending activities, which results in increased deferred loan fee recognition when compared to longer term loans which turn over less frequently Interest and dividends on investments and mortgage-backed securities for the nine months ended December 31, 2005 decreased 19.2% to $2.6 million, from $3.2 million for the comparable period a year ago. This decrease was a result of a lower level of investments and mortgage backed securities outstanding during the respective periods, as average total investments decreased 21.3% to $91.1 million at December 31, 2005 as compared to $115.8 million for the nine months ended December 31, 2004 as funds were shifted from the investment and mortgage-backed securities portfolio to fund loans receivable. At December 31, 2005, the Bank held $7.2 million in FHLB of Seattle stock and received only $29,500 in dividends on that investment during the nine months ended December 31, 2005 as compared to $203,000 in the comparable period one year ago. On May 18, 2005, the FHLB of Seattle announced a three-year dividend suspension; therefore, the Bank's investment income will be reduced accordingly during that period.

Total interest expense for the nine-month period ended December 31, 2005 increased 51.9% to $17.8 million from $11.7 million for the nine months ended December 31, 2004. Total interest paid on deposits increased 47.8% to $14.3 million for the nine months ended December 31, 2005 from $9.7 million for the comparable period a year ago as a result of an increased level of deposits outstanding to $779.2 million in the nine months ended December 31, 2005 compared to $684.2 million in the comparable nine month period one year ago. Also impacting this area was the increase in interest rates in the current period, which resulted in a corresponding increase in the Bank's interest expense. Interest on borrowings increased 72.1% to $3.4 million during the nine months ended December 31, 2005, compared to $2.0 million for the comparable period one year ago. The increased expense in the current year was a result of a higher average level of borrowings outstanding, which increased to $124.0 million for the nine month period ended December 31, 2005 compared to $80.2 million for the comparable period one year ago. Increases in short term market interest rates, as discussed previously, increased the interest expense for the Bank's borrowings.

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

Allowance for Loan Losses

                               For the                      For the
                          three months ended           nine months ended
                       December 31,  December 31,   December 31,  December 31,
                           2005          2004           2005          2004
                       -----------   -----------    -----------   -----------
                                           (In thousands)
Allowance at beginning
 of period              $13,161        $10,857        $11,767       $10,122
Provision for loan
 losses                     800            350          2,275           975
Charge offs, net of
 recoveries                 (36)           (39)          (117)           71
                        -------        -------        -------       -------
Allowance at end of
 period                  13,925         11,168         13,925        11,168
                        -------        -------        -------       -------
Allowance for loan
 losses as a percentage
 of net loans receivable
 at the end of the
 period                    1.50%          1.50%          1.56%         1.50%

Net charge-offs as a
 percentage of average
 loans outstanding
 during the period        0.004%         0.005%         0.013%       (0.010)%

     The provision for loan losses was $800,000 for the quarter ended December 31, 2005 compared to $350,000 for the quarter ended December 31, 2004. This change resulted from management's ongoing analysis of the growth of the loan portfolio, changes in loan portfolio composition by collateral categories, overall credit quality of the portfolio, peer group analysis, and current economic conditions. The allowance for loan losses was $13.9 million, or 1.6% of net loans receivable at December 31, 2005, compared to $11.2 million, or 1.5% of net loans receivable at December 31, 2004. The increased allowance level resulted from continued loan portfolio growth in the higher-risk lending categories of construction and land development, commercial real estate loans and business loans during the period, which increased $140.4 million on a year over year basis to $732.2 million, or 82.0% of the portfolio at December 31, 2005, versus $591.8 million, or 80.0% at December 31, 2004.

     In addition, commercial and multi-family loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. The Corporation considers the allowance level to be appropriate.

     As of December 31, 2005, there were 13 loans on nonaccrual status. At December 31, 2005 total non-performing loans were $1.3 million. The Bank had no real estate owned at December 31, 2005. Total non-performing assets represented $1.3 million, or .12% of total assets at December 31, 2005 compared to $1.1 million or 0.12% of total assets at December 31, 2004. The non-performing figures for December 31, 2005 include one delinquent residential real estate loan in the amount of $945,000. The Bank does not anticipate incurring a material loss from this loan.

                                                   As of December 31,
Non-Performing Assets                             2005            2004
                                                 ------          ------

                                                     (In thousands)

Accruing loans - 90 days past due                $    -          $  151
Non-accrual loans                                 1,287             964
                                                 ------          ------
Total non-performing loans                        1,287           1,115

Total non-performing loans/net loans               0.14%           0.15%

Real estate owned                                     -               -
                                                 ------          ------
Total non-performing assets                       1,287           1,115
                                                 ------          ------

Total non-performing assets/total assets           0.12%           0.12%

Noninterest Income
------------------

     Noninterest income for the three months ended December 31, 2005 increased 10.6% to $1.7 million compared to $1.6 million for the quarter ended December 31, 2004. Service fee income increased 53.2% to $1.2 million for the quarter ended December 31, 2005 from $760,000 for the same quarter in the prior period. The primary reason for the increased fee income in the current period was the implementation of our overdraft protection service, during July 2005, which, together with the increase in deposits resulted in increased fee income. The net gain on the sale of loans servicing released decreased to $208,000 for the quarter ended December 31, 2005 from $221,000 in the comparable period one year ago. Other noninterest income for the quarter decreased 35.5% to $377,000 for the quarter ended December 31, 2005 from $584,000 for the three months ended December 31, 2004. The primary reason for the decrease from the prior year period was the recognition in the prior year period of approximately $246,000 in profits on a real estate development project from a joint venture of the Bank's wholly owned subsidiary, Westward Financial Corp.

     Noninterest income for the nine months ended December 31, 2005 increased slightly to $5.2 million for the nine months ended December 31, 2005 as compared to the same period one year ago. Service fee income increased 20.6% to $2.9 million during the current nine month period from $2.4 million for the comparable period one year ago, primarily as a result of the implementation of our overdraft protection service and increase in deposits as discussed above in the quarterly comparison. The net gain on the sale of loans servicing released increased 6.6% to $811,000 for the nine months ended December 31, 2005 from $761,000 in the comparable period one year ago. The primary reason for the increase was due to a higher amount of loans sold in the current period. The net gain on sales of investment securities decreased to $42,000 during the current nine month period from $471,000 for the comparable period one year ago. The gains in these periods were primarily attributable to the sale of selected securities from the Bank's investment portfolio. Other noninterest income was essentially unchanged at $1.4 million for the periods ending December 31, 2005 and 2004. Included in these numbers was the recognition of approximately $300,000 in profits in the current period ended December 31, 2005 compared to approximately $446,000 for the nine month period ended December 31, 2004 on the real estate development project mentioned above regarding Greenbriar Northwest LLC, a real estate joint venture. As of December 31, 2005 all lot sales have been concluded for this real estate development project.

Noninterest Expense
-------------------

     Noninterest expense for the three months ended December 31, 2005 increased 15.9% to $6.7 million from $5.8 million for the comparable quarter one year ago. Increases in compensation and employee benefits and building and occupancy expenses resulted from the opening of two full service retail offices in Marysville and Lakewood and were the primary reasons for these increases. Compensation and employee benefits increased 15.1% for the quarter ended December 31, 2005 to $3.8 million from $3.3 million for the comparable quarter one year ago. Building occupancy for the quarter ended December 31, 2005 increased 22.8% to $957,000 from $779,000 for the three months ended December 31, 2004.

     Data processing expenses decreased 38.2% to $231,000 for the quarter ended December 31, 2005 from $374,000 for the comparable quarter one year ago. Prior period expenses included one time conversion related costs related to the Bank's core processor conversion completed in November 2004.

     Noninterest expense for the nine months ended December 31, 2005 increased 14.1% to $19.1 million from $16.7 million for the nine months ended December 31, 2004. Compensation and employee benefits increased 14.5% to $10.8 million for the current period from $9.5 million. Building occupancy expenses for the current nine months increased 22.2% to $2.6 million from $2.1 million for the comparable nine month period one year ago. The reasons for these increases relate to the opening of new retail offices of the Bank as discussed above in the quarterly results. Other expenses increased 15.9% to $4.4 million for the nine months ended December 31, 2005 compared to $3.8 million for the prior period one year ago as a result of additional expenses related to the Bank's charter conversion, state regulatory exam, and increased Business & Occupation tax due to the shifting loan portfolio from non-taxable mortgage loans to taxable commercial loans.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At December 31, 2005, the Corporation had no significant off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At December 31, 2005, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2005.

Item 4.  Controls and Procedures

     An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer, and several other members of the Corporation's senior management as of the end of the period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Corporation's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

     In the quarter ended December 31, 2005, the Corporation did not make any changes in its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting. While the Corporation believes the present designs of its disclosure controls and procedures and internal control over financial reporting are effective to achieve their goals, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures and/or internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings
                 Horizon Financial Corporation has certain litigation and/or settlement negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters are likely to have a materially adverse effect on the Corporation's financial position or results of operation.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The Company's common stock is traded on the NASDAQ National Market under the symbol "HRZB". As of December 31, 2005, there were 9,894,380 shares of common stock outstanding.

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

     The Corporation is "well-capitalized" in accordance with regulatory standards. The Corporation has had various stock buy-back programs since August 1996. In March 2005, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2006 fiscal year, allowing the Corporation to repurchase up to 10% of total shares outstanding, or approximately 1.0 million shares. This marked the Corporation's seventh stock repurchase plan, which expires March 31, 2006. During the quarter ended December 31, 2005, the Corporation repurchased 29,451 shares at an average price of $21.97 and for the nine-month period ended December 31, 2005, the Corporation repurchased 202,552 shares at an average price of $20.32.

     The following table sets forth information about the Corporation's purchases of its outstanding Common Stock during the quarter ended December 31, 2005.

                                                                (d) Maximum
                                                    (c) Total    Number (or
                                                    Number of   approximate
                                                       Shares  Dollar Value)
                                                    (or Units) of shares (or
                                                    Purchased   Units) that
                       (a) Total                   as Part of    May Yet Be
                       Number of     (b) Average     Publicly     Purchased
                      Shares (or      Price Paid    Announced     Under the
                         Units)        Per Share     Plans or      Plans or
     Period            Purchased (1)   (or Unit)    Programs      Programs
------------------    ----------     -----------   ----------   --------------

October 1, 2005 -
 October 31, 2005        5,100          $20.21       178,201       821,799
November 1, 2005 -
 November 30, 2005      12,465          $22.12       190,666       809,334
December 1, 2005 -
 December 31, 2005      11,886          $22.56       202,552       797,448

Total                   29,451          $21.97       202,552       797,448


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

                          HORIZON FINANCIAL CORP.



                              By: /s/V. Lawrence Evans
                                  --------------------------------
                                  V. Lawrence Evans
                                  Chairman, President, and Chief
                                  Executive Officer


                              By: /s/Richard P. Jacobson
                                  --------------------------------
                                  Richard P. Jacobson
                                  Chief Financial Officer


                              Dated:   February 8, 2006
                                     --------------------

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

Date:  February 8, 2006       /s/V. Lawrence Evans
                              --------------------------------
                              V. Lawrence Evans
                              Chairman, President, and Chief Executive Officer

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

Date:  February 8, 2006       /s/Richard P. Jacobson
                              --------------------------------
                              Richard P. Jacobson
                              Chief Financial Officer, EVP

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

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report of Form 10-Q, that:

      1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

      2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations as of the dates and for the periods presented in the financial statements included in such report.


/s/V. Lawrence Evans                          /s/ Richard P. Jacobson
-------------------------------               -------------------------------
V. Lawrence Evans                             Richard P. Jacobson
Chairman, President, and Chief                Chief Financial Officer
Executive Officer

Dated:  February 8, 2006