Form 10-K
period 2006-03-31
HORIZON FINANCIAL CORP
filed 2006-06-13
CIK 1002682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             ----------------------

                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the Fiscal Year Ended March 31, 2006          OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                        Commission File Number: 0-27062

                           Horizon Financial Corp.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Washington                                              91-1695422
---------------------------------------------                -----------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
or organization)                                               I.D. Number)

1500 Cornwall Avenue, Bellingham, Washington                       98225
--------------------------------------------                 -----------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:           (360) 733-3050
                                                             -----------------

Securities registered pursuant to Section 12(b) of the Act:         None
                                                             -----------------
Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $1.00 per share
                      ---------------------------------------
                                 (Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.    YES          NO   X
                                                    -----        -----

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 of Section 15(d) of the Act.    YES          NO  X
                                                           -----      -----

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES   X   NO
                                                   -----    -----

     Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this
Form 10-K or any amendments to this Form 10-K.  YES   X     NO
                                                    -----      -----

     Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer     Accelerated filer  X    Non-accelerated filer
                       ----                   ----                        ----


     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq Stock Market under the symbol "HRZB" on September 30, 2005, was $218,211,554 (9,918,707 shares at $22.00 per share).
As of June 6, 2006, the registrant had 9,841,632 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the registrant's Proxy Statement for the 2006 Annual Meeting of Stockholders. (Part III).

                             HORIZON FINANCIAL CORP.
                         2006 ANNUAL REPORT ON FORM 10-K
                              TABLE OF CONTENTS
                                                                         Page
                                                                         ----
 PART I.
   Item 1. Business
             General...................................................   1
             Lending Activities........................................   1
             Investment Activities.....................................  12
             Real Estate Development Subsidiary........................  15
             Bank Owned Life Insurance.................................  15
             Deposit Activities and Other Sources of Funds.............  15
             Competition...............................................  18
             Personnel.................................................  18
             Regulation and Supervision ...............................  20
             Taxation..................................................  25
             Available Information.....................................  27
   Item 1A. Risk Factors...............................................  27
   Item 1B. Unresolved Staff Comments..................................  31
   Item 2. Properties..................................................  32
   Item 3. Legal Proceedings...........................................  34
   Item 4. Submission of Matters to a Vote of Security Holders.........  34
PART II.
   Item 5. Market for Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities...........  34
   Item 6. Selected Financial Data.....................................  36
   Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................  37
             Forward Looking Statements................................  37
             General...................................................  38
             Business Strategy.........................................  38
             Operating Strategy........................................  38
             Critical Accounting Estimate..............................  39
             Critical Accounting Policies..............................  41
             Comparison of Financial Condition at March 31, 2006
               and March 31, 2005......................................  41
             Comparison of Operating Results for the Years Ended
               March 31, 2006 and March 31, 2005.......................  44
             Comparison of Operating Results for the Years Ended
               March 31, 2005 and March 31, 2004.......................  48
             Average Balances, Interest and Yields/Costs...............  51
             Rate/Volume Analysis......................................  52
             Liquidity and Capital Resources...........................  52
             Quantitative and Qualitative Disclosures About Market
               Risk....................................................  53
             Effects of Interest Rate Floors...........................  54
             Contractual Obligations...................................  54
             Off-Balance Sheet Arrangements............................  54
             Impact of Inflation.......................................  54
             Recent Accounting Pronouncements..........................  55
   Item 7A. Quantitative and Qualitative Disclosures About Market
               Risk....................................................  55
   Item 8. Financial Statements and Supplementary Data.................  56

                         (continued on following page)

                                       (i)

   Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.....................   88
   Item 9A. Controls and Procedures...................................   88
   Item 9B. Other Information.........................................   88
PART III.
   Item 10. Directors and Executive Officers of the Registrant.          89
   Item 11. Executive Compensation....................................   89
   Item 12. Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters..............   89
   Item 13. Certain Relationships and Related Transactions............   90
   Item 14. Principal Accounting Fees and Services....................   90
PART IV.
   Item 15. Exhibits and Financial Statement Schedules................   90

                                      (ii)

                                   PART I

Item 1.  Business
-----------------

General
-------

     Horizon Financial Corp. ("Horizon Financial"or the "Corporation") was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank ("Horizon Bank" or the "Bank"), effective October 13, 1995. At March 31, 2006, the Corporation had total assets of $1.1 billion, total deposits of $834.3 million and total equity of $113.3 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

     The Bank was organized in 1922 as a Washington State chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979, the Bank converted to a Washington State chartered mutual savings bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). On August 12, 1986, the Bank converted to a Washington state chartered stock savings bank under the name "Horizon Bank, a savings bank." Effective March 1, 2000, the Bank changed its name to its current name, "Horizon Bank." The Bank became a member of the Federal Home Loan Bank ("FHLB") of Seattle in December 1998. Effective August 1, 2005, the Bank converted from a Washington chartered savings bank organized under Title 32 of the Revised Code of Washington ("RCW") to a Washington chartered commercial bank organized under Title 30 of the RCW.

     The Bank's operations are conducted through 18 full-service office facilities, four commercial loan centers, and four real estate loan centers, located in Whatcom, Skagit, Snohomish, and Pierce counties in Northwest Washington. In fiscal 2002, the Bank acquired a bank site in Lynnwood, which was remodeled and opened for business in March 2003. The Bank opened commercial banking/loan centers in Bellingham, and Everett and expanded its operations in Burlington during the first quarter of fiscal 2004. In November 2004, the Bank opened a full service office in Marysville. In April 2005, the Bank opened a full service office in Lakewood, located in Pierce County, just south of Tacoma. Future plans for the Bank include a full service regional facility scheduled to open in June 2006, which will replace the Bank's existing office and commercial banking center in south Everett.

Lending Activities
------------------

     General. The Bank's loan portfolio, net totaled $918.5 million at March 31, 2006, representing approximately 82.3% of its total assets. On that date, 12.3% of net loans receivable consisted of loans secured by mortgages on one-to-four family residential properties, 7.6% consisted of loans secured by mortgages on multi-family residential properties, and 76.2% consisted of construction and land development loans, commercial loans and commercial real estate loans. The balance of the Bank's outstanding loans at that date consisted of secured and unsecured consumer loans and loans secured by savings deposits.

     The Bank originates both fixed rate and adjustable rate mortgages ("ARMs") secured by residential, business, and commercial real estate.

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

     The following table provides selected data relating to the composition of the Bank's loan portfolio by type of loan on the dates indicated. The changes represented in the table below reflect the changes in the Bank's lending strategies, which began in 1999 when the Bank shifted its focus from a traditional thrift institution to that of a community commercial bank. As part of this shift in strategy, the Bank began selling much of its one-to-four family loan production into the secondary market on a servicing released basis in 2001. In addition, as repayments were received on its one-to-four family loan portfolio, the funds were used to support the growth in the commercial loan categories, as shown in the table below.


                                                          At March 31,
                    ----------------------------------------------------------------------------------------
                          2006             2005              2004               2003               2002
                    ---------------   ---------------   ---------------    ---------------   ---------------
                    Amount  Percent   Amount  Percent   Amount  Percent    Amount  Percent   Amount  Percent
                    ------  -------   ------  -------   ------  -------    ------  -------   ------  -------
                                                      (Dollars in thousands)
Type of Loan:
First mortgage loans:
 One-to-four
  family
  residential..... $148,516   16.2%  $167,454   20.8%   $173,908   26.4%  $308,997   53.1%  $502,094   88.3%
 One-to-four family
  construction....   20,971    2.3     16,464    2.1      14,165    2.2     22,680    3.9     20,231    3.6
 Participations
  sold............  (56,546)  (6.2)   (65,125)  (8.1)    (74,279) (11.3)  (137,173) (23.6)  (228,874) (40.3)
                   --------  -----   --------  -----    --------  -----   --------  -----   --------  -----
    Subtotal......  112,941   12.3    118,793   14.8     113,794   17.3    194,504   33.4    293,451   51.6

 Construction and
  land develop-
  ment............  262,358   28.6    162,726   20.2     132,436   20.1     74,576   12.8     61,238   10.8
 Multi-family
  residential.....   70,079    7.6     73,397    9.1      53,344    8.1     56,930    9.8     26,971    4.8
 Commercial real
  estate..........  314,299   34.2    312,722   38.9     250,340   38.0    181,097   31.1    125,173   22.0
 Commercial loans.  123,445   13.4    109,387   13.6      87,233   13.2     55,326    9.5     38,647    6.8
 Home equity
  secured.........   44,001    4.8     33,762    4.2      25,539    3.9     21,442    3.7     23,417    4.1
 Other consumer
  loans...........    5,571    0.6      5,961    0.7       5,662    0.9      6,900    1.2      5,293    0.9
                   --------  -----   --------  -----    --------  -----   --------  -----   --------  -----
   Subtotal.......  819,753   89.2    697,955   86.7     554,554   84.2    396,271   68.1    280,739   49.4
                   --------  -----   --------  -----    --------  -----   --------  -----   --------  -----
   Total loans
    outstanding...  932,694  101.5    816,748  101.5     668,348  101.5    590,775  101.5    574,190  101.0

Less:
 Loan loss
  reserve.........  (14,184)  (1.5)   (11,767)  (1.5)    (10,122)  (1.5)    (8,506)  (1.5)    (5,887)  (1.0)
                   --------  -----   --------  -----    --------  -----   --------  -----   --------  -----
   Net loans
    receivable.... $918,510  100.0%  $804,981  100.0%   $658,226  100.0%  $582,269  100.0%  $568,303  100.0%
                   ========  =====   ========  =====    ========  =====   ========  =====   ========  =====

     Loan Maturity. The following table sets forth certain information at March 31, 2006 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                           Due After
                           Due Within      1 Through      Due Over
                             1 Year         5 Years       5 Years
                           After March    After March    After March
                            31, 2006        31, 2006       31, 2006    Total
                           -----------    -----------    -----------   ------
                                                (In thousands)
Commercial, commercial
 real estate, multi-
 family, construction
 and land development......  $ 490,568     $ 199,311      $  67,896  $ 757,775
One-to-four family
 construction..............         --            --         20,971     20,971
One-to-four family
 residential, home
 equity, and other
 consumer loans............     55,564        58,324         25,876    139,764
                             ---------     ---------      ---------  ---------
   Total...................  $ 546,132     $ 257,635      $ 114,743  $ 918,510
                             =========     =========      =========  =========

     The following table sets forth the dollar amount of all loans due after one year after March 31, 2006 which have fixed interest rates and have floating or adjustable interest rates. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

                                                      Adjustable
                                        Fixed Rates     Rates         Total
                                        -----------   ----------    ----------
                                                    (In thousands)

Commercial, commercial real estate,
  multi-family construction and land
  development........................    $ 77,795       $189,412     $267,207
One-to-four family construction......      20,971             --       20,971
One-to-four family residential, home
  equity, and other consumer loans...      45,968         38,232       84,200
                                         --------       --------     --------
    Total............................    $144,734       $227,644     $372,378
                                         ========       ========     ========

     Multi-Family, and Commercial Real Estate Lending. Commercial real estate loans, including multi-family, totaled $384.4 million, or 41.9% of net loans receivable at March 31, 2006. The Bank originates commercial real estate loans primarily secured by owner-occupied business facilities, apartment buildings, warehouses, mini-storage facilities, industrial use buildings, office and medical office buildings, hospitality facilities, commercial land development and retail shopping centers located in its market area.
Commercial real estate loans typically range in principal amount from $500,000 to $10.0 million. At March 31, 2006, the largest commercial real estate loan on one property had an outstanding balance of $17.0 million and is secured by a destination resort and surrounding real estate located in the Bank's market area. This loan was performing according to its terms at March 31, 2006. At March 31, 2006, the Bank had two other loans with net balances in excess of $10.0 million, which are secured by commercial real estate.

     Commercial adjustable rate mortgage loans are originated with variable rates which generally adjust annually after an initial period ranging from one to five years. These adjustable rate mortgage loans have generally utilized Prime or FHLB Advance Rates as indices, with principal and interest payments fully amortizing over terms of 15 to 25 years, and are generally due in ten years. The Bank has also originated fixed rate commercial loans due in five to 10 years, (with amortization terms of ten to 25 years), along with 15 year fully amortizing loans. Commercial loans originated with interest rates fixed for the initial three, five and ten year terms generally contain prepayment penalties during their fixed rate period ranging from 1.0% to 5.0% of the loan's outstanding balance.

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

     Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 80% and carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The continued year-over-year increase in the commercial real estate portfolio is attributable to the Bank's desire to meet the growing demand in this sector of the lending market.

     Construction and Land Development Loans. Construction lending provides the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its other real estate lending activities.

Construction lending, however, generally involves a higher degree of risk than permanent financing for a finished residence or commercial building, because of the inherent difficulty in estimating both the estimated cost of the project and the property's value at completion. If the estimated cost of construction proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to complete the project.

     The nature of these loans is such that they are generally more difficult to evaluate and monitor. To address this risk, and because of the level of construction loans in the Bank's portfolio, the Bank has personnel dedicated specifically to monitoring the progress of its construction projects, and making on-site inspections of the property. In addition, in an effort to monitor the available inventory in its markets, the Bank also regularly reviews the overall building and development activity in its markets. Also, to mitigate the risks related to construction lending, the Bank primarily deals with experienced builders, with acceptable credit histories, sound financial statements, and a proven track record in the industry. In addition, the Bank utilizes the services of experienced inspectors to monitor the progress and draw process in the more complex construction projects. The Bank also has an experienced appraisal staff, and members of senior management with related appraisal education and experience, who review each appraisal utilized by the Bank in analyzing prospective construction projects. Finally, members of the Bank's senior management and loan committees also have a significant amount of experience in the areas of construction lending, appraisals, and loan underwriting, further mitigating the Bank's risk in this area.

     The Bank actively originates construction loans through both its Mortgage Loan Division and its Commercial Loan Division. The Bank's Mortgage Loan Division generally oversees the single family custom construction loans, and to a lesser extent, speculative construction loans (i.e., loans for homes that do not have a contract with a buyer for the purchase of the home upon completion of the construction) to smaller contractors building a limited number of speculative homes per year. These construction loans are further broken down in the first two lines of the table below (speculative construction one-to-four family and custom construction one-to-four family). The Bank's Commercial Lending Division is responsible for the speculative construction projects for the Bank's larger builders (including large one-to-four family developments), in addition to the Bank's multi-family construction loans, non-residential commercial construction loans, and the Bank's land development loans.

     At March 31, 2006 and 2005, the composition of the Bank's construction loan portfolio was as follows:

                                                 At March 31,
                                ----------------------------------------------
                                       2006                     2005
                                --------------------     ---------------------
                                Amount (1)   Percent     Amount (1)    Percent
                                ---------    -------     ---------     -------
                                            (Dollars in thousands)
Speculative construction one-
 to-four family...............   $  8,675      3.10%      $  6,792      3.80%
Custom/presold construction
 one-to-four family...........     12,296      4.30          9,673      5.40
Commercial/speculative
 construction one-to-four
 family.......................     95,534     33.70         66,167     36.90
Commercial construction
 multi family.................      6,927      2.40          5,545      3.10
Commercial construction-
 nonresidential...............     56,328     19.90         46,372     25.90
Land development..............    103,568     36.60         44,342     24.90
                                ---------    ------       --------    ------
 Total........................   $283,329    100.00%      $179,190    100.00%
                                =========    ======       ========    ======
-------------
(1)  Includes loans in process.

     Speculative construction one-to-four family loans increased 27.8% from the prior year to $8.7 million at March 31, 2006. These loans are made to home builders who generally build one or two speculative construction homes per year, and the increased activity in this period was a result of an active real estate market in the Bank's markets. Because of the nature of these loans, a buyer for these homes is found by the builder either during the construction phase or shortly after completion of the home's construction. If a buyer is not found in a timely manner, the builder will incur additional interest, marketing and other expenses until the home is sold. As a result, these loans carry a higher degree of risk than loans on homes already completed and custom construction loans (discussed below) for which there is a buyer.

     Custom construction for one-to-four family loans increased 27.1% from the prior year to $12.3 million at March 31, 2006. Unlike speculative construction loans, custom construction loans are made to customers who have entered into a contract with a builder to build them a custom home. The construction portion of these loans are generally for a period of one year or less, and the Bank generally commits to the long-term take-out financing for the customer at the time the construction loan is originated. As a result, the risk for custom construction loans is generally less than or speculative construction loans.

     Commercial speculative construction one-to-four family residential loans increased 44.4% from the prior year to $95.5 million at March 31, 2006. Commercial speculative construction loans include loans made to the Bank's larger contractors, who build a significant number of speculative construction one-to-four family homes each year. The Bank has established relationships with experienced builders in this regard, which, along with an active residential market in the Pacific Northwest, resulted in this significant year over year growth in this portion of the Bank's construction portfolio. The Bank generally limits the loan to value to 85% of the discounted value of the completed dwellings, and further manages its risk by limiting the number of homes that can be under construction at any one time, when appropriate.

     The commercial construction multi-family portion of the Bank's portfolio increased 24.9% from the prior year, to $6.9 million at March 31, 2006, and is the smallest portion of the Bank's construction portfolio at this time. This is primarily because the Bank's relationships are more heavily concentrated with one-to-four family contractors and developers than multi-family contractors at this time. These loans are generally for the construction of apartment units in the Bank's primary market areas.

     Non-residential commercial construction loans increased 21.5% from the prior year to $56.3 million at March 31, 2006. These loans are made for a variety of non-residential real estate properties, including but not necessarily limited to the retail properties, owner occupied commercial real estate, office space, mini-storage facilities, hospitality related uses, and other non-residential uses. These loans are generally made to the ultimate end user of the property (i.e., these loans are more similar to custom construction than speculative construction loans). However, as a result of the inherent risks noted above, these loans carry higher risks than completed properties. Non-residential commercial construction loans receive the same degree of monitoring by the Bank as other construction loans contained in the Bank's loan portfolio, to mitigate the inherent risks of these loans.

     Land development loans increased 132.0% from the prior year, to $103.6 million at March 31, 2006. This has been a significant part of the Bank's strategy in each of its markets, and fiscal 2006 was a successful year of growth in this category. Most of these loans carry interest rates tied to Prime, which allows the Bank to fund the loans profitability with short-term borrowings. In addition to the Bank's extensive experience in this area (see the discussion regarding the Bank's subsidiary, Westward Financial Services, contained in the section entitled "-- Real Estate Development Subsidiary), the Bank has continued to expand its expertise by hiring additional members of senior management dedicated to monitoring this portion of the Bank's lending activities. The Bank, as mentioned earlier, has personnel dedicated to ongoing monitoring and reporting on this area of the Bank's loan portfolio. In addition, the Bank has developed relationships with some of the area's strongest real estate developers, which has played a significant part of the Bank's success in this area. This, however, does not mitigate the inherent risks in this type of lending. While the Bank generally limits its exposure to 75% of the discounted value of the completed lots, it can take a year or more to complete a large development, therefore increasing the risk to the Bank and its valuations used at the time the loan is closed. During the period from the time the loan is closed until the lots are developed, the market conditions can change significantly, exposing the Bank to additional risks in the event the lots can not ultimately be sold at or near the values estimated at the time of the appraisal. The Bank's management regularly monitors the housing demand in its markets, the anticipated supply of building lots, absorption rates, home and finished lot prices, and related measures in its efforts to mitigate this risk. However, no assurances are made that these or other measures can or will fully mitigate such risks.

     In addition, since the vast majority of the Bank's construction loan activity is concentrated in the Pacific Northwest, an economic downturn in this area could have a significant impact on the Bank's performance, especially in these higher risk construction lending categories.

     Commercial Loans. The Bank's loan portfolio also includes a wide range of commercial loans to small and medium sized businesses. This portfolio presently includes lines of credit with floating rates and maturities of one year or less and term loans for the purchase of equipment, real estate and other operating purposes with maturities generally not exceeding ten years. These loans are secured by a variety of business assets including equipment, real estate, accounts receivable and inventory. These types of loans constituted $123.4 million, or approximately 13.4% of the Bank's net loan portfolio at March 31, 2006. Under certain conditions, the Bank also offers unsecured credit to qualified borrowers.

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

     One-to-Four Family Residential Loans. In the past, a significant lending activity of the Bank was the granting of conventional loans to enable borrowers to purchase existing homes or construct new homes. The Bank's real estate loan portfolio also includes loans on two-to-four family dwellings, and loans made to purchase or refinance improved buildings to be used for residential housing. At March 31, 2006, approximately 12.3% of the Bank's net loans receivable consisted of loans secured by one-to-four residential real estate.

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

     The Bank presently originates both fixed-rate and ARMs secured by one-to-four family properties with a loan term not exceeding 30 years. Under certain conditions, ARM borrowers are allowed to convert to a fixed rate loan beginning on the first interest rate change date and ending on the fifth interest rate change date from the date of the loan note. In addition, certain consumer safeguards are built into the ARM instruments used by the Bank. These safeguards include limits on annual and lifetime interest rate adjustments. The Bank generally originates these loans in accordance with guidelines established by the secondary market.

     Consumer Loans. The Bank makes a variety of loans for consumer purposes. Included among these are home equity loans, home equity lines of credit, loans secured by personal property, such as automobiles, boats, and other vehicles, loans secured by deposit accounts, unsecured loans, and loans for mobile homes located in mobile home parks.

     Horizon Bank actively markets consumer loans in order to provide a wider range of financial services to its customers and to achieve shorter terms and higher interest rates normally typical of such loans. At March 31, 2006, the Bank held $49.6 million of consumer loans or 5.4% of net loans receivable, approximately $3.5 million of which is unsecured.

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

     Loan Solicitation and Processing. The primary sources for loan originations are attributable to deposit customers, current borrowers, walk-in customers, and referrals from existing customers, real estate agents, real estate developers, and builders. The Bank does not actively utilize mortgage brokers in the origination of loans.

     The Bank accepts completed loan applications from all of its offices and processing is substantially centralized. Detailed information is obtained to determine the creditworthiness of the borrower and the borrower's ability to repay. Significant items appearing on the loan applications and accompanying material are verified through the use of written credit reports, financial statements, and confirmations. After analysis of the loan application, supporting documents and the property to be pledged as loan security, including an appraisal of the property by either a staff appraiser or an independent fee appraiser, the application is forwarded to the Bank's Loan Committee. Loan approval requires the signatures of two or three members of the Loan Committee depending on the size of the loan. The Loan Committee consists of officers of the Bank who are appointed by the Bank's Board of Directors. The Bank generally requires its mortgage notes to be co-signed individually by the principals on loans made to entities other than natural persons. Certain lending personnel have been given limited loan approval authority by the Board of Directors.

     Loan assumption requests of adjustable rate loans are handled by the Bank in a manner similar to new loan requests. Secondary market standards are generally applied to each request and full credit underwriting is required. For fixed rate loans, a sale or transfer of the secured property generally results in the Bank enforcing its due on transfer rights contained in the mortgage instrument.

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

     The Bank is a qualified servicer for both Freddie Mac and Federal National Mortgage Association ("Fannie Mae"). The Bank's general practice is to close its fixed-rate, one-to-four family residential loans on Freddie Mac loan documents in order to facilitate future sales to Freddie Mac as well as to other institutional investors. From time to time, depending upon interest rates and economic conditions, the Bank has sold participation interests in loans in order to provide additional funds for lending, to generate servicing fee income and to decrease the dollar amount of its intermediate and long-term fixed-rate loans. The sale of loans in the secondary mortgage market reduces the Bank's interest rate risk and allows the Bank to continue to make loans during periods when deposit flows decline or funds are otherwise unavailable for lending purposes. As of March 31, 2006, the Bank was servicing loans for others aggregating approximately $99.5 million for which it generally receives a fee payable monthly of .25% to .375% per annum of the unpaid balance of each loan. In February 2001, the Bank began selling much of its current loan production on a servicing released basis, and plans to continue doing so for many of the long-term fixed rate loan originations. All sales of loan interests by the Bank are made without right of recourse to the Bank by the buyer of the loan interests in the event of default by the borrower.

     The Bank also buys and sells portions of commercial loans through participations with other financial institutions. The lead bank in a participation lending relationship generally receives a servicing fee of .25% to .375%.

The Bank has numerous options in this regard, and will continue to buy and sell, loan participations to assist its liquidity, concentration and diversification efforts.

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment and commercial properties.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to 100% of the commitment amount at March 31, 2006.

     The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of the dates indicated.

                                                       At  March 31,
                                                 -------------------------
                                                    2006           2005
                                                 -------------------------
                                                      (In thousands)

          Commitments to extend credit...........  286,188(1)     $219,647
          Credit card arrangements...............    9,775           9,087
          Standby letters of credit..............    5,237           1,824

         -----------
         (1) The increase in commitments to extend credit at March 31, 2006 was the result of growth in the Bank's construction and land development loan portfolio.

     Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower at the closing of the loan.

     The Bank's loan origination fees are generally 0% to 2.5% on conventional residential mortgages and 0% to 2.0% for commercial real estate loans. The total amount of deferred loan origination fees and unearned discounts at March 31, 2006 was $5.3 million. Any unamortized loan fees are recognized as income at the time the loan is sold, paid down or paid off.

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

     Loan Modifications. The Bank offers a loan modification program to assist existing customers who are considering refinancing their home loans. For a fee the Bank will modify customers' loans under the program. No new principal is required and only the interest rate and payment amounts are changed. All other terms and conditions remain the same. In fiscal 2006, the Bank modified $5.2 million of real estate loans, compared to $7.8 million during fiscal 2005 when interest rates were lower and there was greater refinance activity.

     Delinquent Loans, Loans in Foreclosure and Foreclosed Property. Loans are defined as delinquent when any payment of principal and/or interest is past due. While the Bank generally is able to work out a satisfactory repayment schedule with a delinquent borrower, the Bank will undertake foreclosure proceedings if the delinquency is not otherwise resolved within 90 days. Property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until such time as it is sold or otherwise disposed of. As of March 31, 2006 there were no loans in the loan portfolio over 90 days delinquent and nine loans on non-accrual status. The Bank had no real estate owned at March 31, 2006. Total non-performing assets represented $1.2 million or 0.10% of total assets at March 31, 2006 compared to $1.5 million or 0.15% of total assets at March 31, 2005.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                              At March 31,
                             ---------------------------------------------
                               2006      2005     2004      2003     2002
                             -------    ------   ------    ------   ------
                                        (Dollars in thousands)

Non-accrual loans........... $ 1,161   $ 1,481   $   --    $  242   $   --
Loans 90 days or more
 delinquent and accruing
 interest...................      --        --      339       350      618
Restructured loans..........      --        --       --        --       --
Real estate acquired through
 foreclosure................      --        --       63     1,072      340
                             -------   -------   ------    ------   ------
  Total..................... $ 1,161   $ 1,481   $  402    $1,664   $  958
                             =======   =======   ======    ======   ======
As a percentage of net
 loans......................   0.13%     0.18%    0.06%     0.29%    0.17%
As a percentage of total
 assets.....................   0.10%     0.15%    0.05%     0.20%    0.12%


     Additional interest income which would have been recorded had nonaccruing loans been current in accordance with their original terms was considered immaterial as of March 31, 2006. No interest income was recorded on nonaccrual loans for the year ended March 31, 2006.

     Reserves for Losses. The Bank has an active ongoing credit review function. The provision for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, historical industry loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The reserve is based upon factors and trends identified by management at the time financial statements are prepared, but the ultimate recovery of loans is susceptible to future market factors beyond the Bank's control, which may result in losses or recoveries differing significantly from those provided for in the financial statements.

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

     As required by Statement of Accounting Standard ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, each individual loan, previously classified by management, or newly classified during the quarterly review, is evaluated for loss potential, and a specific amount or percentage deemed to be at risk is added to the overall required reserve amount. For the remaining portion of the portfolio the Bank applies SFAS No. 5, Accounting for Contingencies. A reserve factor is applied to homogeneous loan pools that is consistent with the Bank's experience in that loan pool type or with historical industry experience if management believes such guidelines are more appropriate. The applied percentage is also influenced by other economic factors as noted above.

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

     * One-to-Four Family Residential - Market conditions in the Bank's primary market area have, over the long term, supported a stable or increasing market value of real estate. Absent an overall economic downturn in the economy, experience in this portfolio indicates that losses are minimal provided the property is reasonably maintained, and marketing time to resell the property is relatively short.

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

     Management believes that the allowance for loan losses at March 31, 2006 was adequate yet not excessive at that date. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary.

     While the Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase or decrease its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     The Bank established an allowance for losses for the year ended March 31, 2006 in the amount of $14.2 million and $11.8 million for the year ended March 31, 2005. The Bank's loan loss reserve as of March 31, 2006 and 2005, was 1.54% and 1.46% of net loans receivable, respectively.

     The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

                                          Year Ended March 31,
                             ---------------------------------------------
                               2006      2005     2004      2003     2002
                             -------    ------   ------    ------   ------
                                       (Dollars in thousands)
Allowance at beginning of
 period....................  $11,767   $10,122  $ 8,506    $5,887   $4,977
Provision for loan
 losses....................    2,575     1,700    1,915     2,740    1,089
Recoveries:
 First mortgage loans......       --        --       --        --       --
 Commercial loans..........        1       168       79        --       --
 Credit card loans.........        6         5        6         8        4
 Other consumer loans......       --         1        1        --        4
                             -------   -------  -------    ------   ------
  Total recoveries.........        7       174       86         8        8

Charge-offs:
 First mortgage loans......       --        --       --        --      (28)
 Commercial loans..........      (45)     (105)    (253)      (54)    (148)
 Credit card loans.........      (54)     (104)    (124)      (71)      (5)
 Other consumer loans......      (66)      (20)      (8)       (4)      (6)
                             -------   -------  -------    ------   ------
 Total charge-offs.........     (165)     (229)    (385)     (129)    (187)

 Net charge-offs...........     (158)      (55)    (299)     (121)    (179)
                             -------   -------  -------    ------   ------
Allowance at end of period.  $14,184   $11,767  $10,122    $8,506   $5,887
                             =======   =======  =======    ======   ======

                      (table continued on following page)

                                         Year Ended March 31,
                             ---------------------------------------------
                               2006      2005     2004      2003     2002
                             -------    ------   ------    ------   ------
                                       (Dollars in thousands)
Allowance for loan losses
as a percentage of net
loans receivable at the
end of the period.........    1.54%     1.46%     1.48%     1.35%    0.96%

Net charge-offs as a
percentage of average
loans outstanding during
the period................    0.02%     0.01%     0.05%     0.02%    0.03%

Allowance for loan losses
as a percentage of
nonperforming assets at
end of period.............1,235.31%   794.53% 2,518.51%   511.09%  614.70%


    The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                       At March 31,
                    ---------------------------------------------------------------------------------------
                          2006             2005             2004              2003              2002
                    ---------------- ----------------  ---------------   ----------------  ----------------
                            Percent          Percent           Percent           Percent           Percent
                            of Loans         of Loans          of Loans          of Loans          of Loans
                            in Each          in Each           in Each           in Each           in Each
                            Category         Category          Category          Category          Category
                            to Total         to Total          to Total          to Total          to Total
                    Amount   Loans   Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans
                    ------   -----   ------   -----    ------   -----    ------   -----    ------   -----
                                                   (Dollars in thousands)
One-to-four family
 residential, home
 equity, and other
 consumer loans.... $   974   6.9%   $ 1,052    8.9%   $ 1,574   15.6 %   $ 1,780   20.9%   $ 2,105   35.8%
Commercial,
 commercial real
 estate, multi-
 family, construc-
 tion and land
 development.......  13,210  93.1     10,715   91.1      8,547   84.4       6,726   79.1      3,782   64.2
                    ------- -----    -------  -----    -------  -----     -------  -----    -------  -----
  Total allowance
   for loan losses. $14,184 100.0%   $11,767  100.0%   $10,121  100.0%    $ 8,506  100.0%   $ 5,887  100.0%
                    ======= =====    =======  =====    =======  =====     =======  =====    =======  =====



The Bank had an allowance of $0, $0, $0, $0 and $50,000 for real estate acquired through foreclosure at March 31, 2006, 2005, 2004, 2003 and 2002, respectively.

Investment Activities
---------------------

     Under Washington law, banks are permitted to own U.S. government and government agency obligations, commercial paper, corporate bonds, mutual fund shares, and debt and equity obligations issued by creditworthy entities, whether traded on public securities exchanges or placed privately for investment purposes. The Bank holds a diverse portfolio of money market instruments, U.S. Treasury obligations, federal agency securities, municipal securities, common stock, preferred stock and corporate notes.

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

     The amortized cost of the Bank's investment securities of the type described above at March 31, 2006 was $55.1 million with a market value of $60.5 million. For further information concerning the Bank's investment securities portfolio, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

     The Bank also invests in mortgage-backed securities. At March 31, 2006, these securities had an amortized cost of $24.0 million and a market value of $23.8 million.

     The following table presents the amortized cost of the Bank's investment securities portfolio. The market value of the Bank's investment securities portfolio at March 31, 2006 was approximately $84.4 million. This table also includes interest-bearing deposits and cash equivalents.

                                                      At March 31,
                                            --------------------------------
                                               2006       2005        2004
                                            ---------  ----------   --------
                                                      (In thousands)
Investment securities:
 U.S. Government:
  Available for sale.......................  $ 45,925   $ 54,034   $ 57,397
  Held to maturity.........................       370        370        369
                                             --------   --------   --------
                                               46,295     54,404     57,766
Mortgage-backed securities(1):
  Available for sale.......................    23,559     18,353     27,363
  Held to maturity.........................       482        885      1,544
                                             --------   --------   --------
                                               24,041     19,238     28,907
Other securities(2):
  Available for sale.......................     8,835     12,762     20,266
  Held to maturity.........................        --         --         --
                                             --------   --------   --------
                                                8,835     12,762     20,266
                                             --------   --------   --------

  Total investments........................    79,171     86,404    106,939

Interest-bearing deposits and cash
 equivalents...............................    33,630     27,158     39,199
                                             --------   --------   --------
                                             $112,801   $113,562   $146,138
                                             ========   ========   ========
---------
(1) Consists of mortgage-backed securities and collateralized mortgage obligations ("CMOs").
(2) Consists of corporate debt securities, marketable equity securities and mutual funds.

     At March 31, 2006, 2005 and 2004 the Bank did not have any investment securities (exclusive of obligations of the U.S. government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.


    The following table sets forth the scheduled maturities, amortized cost, market values and average yields for the Bank's investment securities at March 31, 2006.

                                                      At March 31, 2006*
                   ------------------------------------------------------------------------------------
                       1 Year        More than       More than       More than           Total
                       or Less     1 to 5 Years    5 to 10 Years     10 Years     Investment Securities
                   -------------   -------------   -------------   -------------  ---------------------
                   Amor-   Aver-   Amor-   Aver-   Amor-   Aver-   Amor-   Aver-  Amor-           Aver-
                   tized    age    tized    age    tized    age    tized    age   tized   Market  age
                   Cost    Yield   Cost    Yield   Cost    Yield   Cost    Yield  Cost    Value   Yield
                   -----   -----   -----   -----   -----   -----   -----   -----  -----   -----   -----
                                                       (Dollars in thousands)
U.S. government,
agency securities,
state and political
subdivisions:
 Available for
  sale........... $ 5,657  4.51%  $33,621  4.21%  $3,716  4.06%  $ 2,931  4.61%  $45,925  $45,208  4.26%
 Held to
  maturity.......      --    --       370  4.30       --    --        --    --       370      374  4.30
                 -------  -----  -------  -----   ------ -----   ------- -----   -------  ------- -----
                    5,657  4.51    33,991  4.21    3,716  4.06     2,931  4.61    46,295   45,582  4.26

Mortgage-backed
securities:
 Available for
  sale...........     --     --     1,525  4.80    3,306  5.24    18,728  4.59    23,559   23,350  4.69
 Held to
  maturity.......     --     --       443  6.41       --    --        39  9.94       482      497  6.70
                 -------  -----  -------  -----   ------ -----   ------- -----   -------  ------- -----
                      --     --     1,968  5.16    3,306  5.24    18,767  4.60    24,041   23,847  4.73
Other:
 Available for
  sale...........  7,827   5.47    1,008   5.28       --    --        --    --     8,835   14,930  5.45
 Held to
  maturity.......     --     --       --     --       --    --        --    --        --       --    --
                   7,827   5.47    1,008   5.28       --    --        --    --     8,835   14,930  5.45
                 -------  -----  -------  -----   ------ -----   ------- -----   -------  ------- -----
   Total.........$13,484   5.07  $36,967   4.29   $7,022  4.62   $21,698  4.60   $79,171  $84,359  4.54%
                 =======         =======          ======         =======         =======  =======

--------------
*   At March 31, 2006, yields on the Bank's tax-exempt obligations had not been computed on a tax equivalent basis.

                                                         14

Real Estate Development Subsidiary
----------------------------------

     Westward Financial Services, Inc ("Westward"), a land development company, is a wholly owned subsidiary of the Bank. Westward has been in the real estate development business since the 1970s, primarily focused on residential land development. Westward recently completed a 110 lot residential development in north Bellingham ("Stoneybrook"), with the final 11 lots closed in the first quarter of fiscal 2006. Income attributable to Westward totaled $364,668, $491,143 and $522,429 for fiscal years 2006, 2005, and 2004, respectively. The majority of the lot sales for the "Stoneybrook" development occurred in fiscal years 2005 and 2004, which accounts for the differing income amounts in these periods.

     In October 2004, Westward entered into a real estate development joint venture in Greenbriar Northwest LLC ("GBNW"), an established residential land development company headquartered in Bellingham,Washington (50% owned by Westward and 50% by Greenbriar Construction, a Bellingham based real estate
development company).   This joint venture involves approximately 85 acres of
land in south Bellingham, and current plans include developing the property into 739 residential units, in a new neighborhood to be known as "Fairhaven
Highlands."   The investment in real estate is recorded as an asset on the
Corporation's balance sheet, and the related debt is recorded as a liability. At March 31, 2006, the real estate joint venture has a carrying amount of approximately $16.9 million, with a related borrowing of approximately $18.3 million. One-half of the borrowing expense related to the joint venture is recognized as an expense on the Corporation's financial statements as incurred, with the remainder being capitalized. The Corporation is presently not recognizing any income related to this joint venture, as it is in the early stages of development. For additional details on this joint venture,
please see Note 1   Nature of Operations and Summary of Significant Accounting
Policies, of the Notes to the Consolidated Financial Statements contained in
Item 8 of this Form 10-K.

Bank Owned Life Insurance
-------------------------

     At March 31, 2006, the Bank held $13.7 million in bank owned life insurance ("BOLI"), compared to $13.6 million at March 31, 2005. The majority of the Bank's BOLI assets are concentrated in two policies, each in the
approximate amount of $5.9 million.   These two policies were purchased in
March and April 2002, for approximately $5.0 million per policy. These policies are with Mass Mutual and New York Life, two of the highest rated BOLI providers. Both of these firms continue to receive high ratings from AM Best, Fitch, Standard & Poors and Moodys.

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

     The following table sets forth certain information concerning the deposits at the Bank.

                                        Year Ended March 31,
                       -----------------------------------------------------
                             2006               2005              2004
                       ----------------- ----------------- -----------------
                                Weighted          Weighted          Weighted
                       Average  Average  Average  Average  Average  Average
      Type             Balance    Rate   Balance    Rate   Balance    Rate
------------------     -------    ----   -------    ----   -------    ----
                                       (Dollars in thousands)

Savings.............  $ 35,275    0.54% $ 40,956    0.53% $ 39,611    0.73%
Checking............   147,523    0.29   131,440    0.33   107,933    0.46
Money Market........   143,434    2.41   134,144    1.26   122,314    1.08
Time Deposits.......   458,017    3.50   383,161    2.86   373,725    2.99
                      --------    ----  --------    ----  --------    ----
 Total..............  $784,249    2.55% $689,701    1.92% $643,583    2.06%
                      ========    ====  ========    ====  ========    ====

    The following table indicates the amount of the Bank's deposits by time remaining until maturity as of March 31, 2006 of $100,000 or more.

                                               Certificates
                    Maturity Period             of Deposit
              --------------------------      --------------
                                              (In thousands)

              Three months or less...........   $   21,487
              Over three through six months..       47,528
              Over six through twelve months.       87,058
              Over twelve months.............       83,863
                                                ----------
               Total.........................   $  239,936
                                                ==========

    The Bank has a number of different programs designed to attract both short-term and long-term savings of the general public by providing a wide assortment of accounts and rates. These include traditional savings accounts, nonnegotiable time deposits with minimum deposits of $100,000 and terms of 30 days to five years called Jumbo Certificates of Deposit, nonnegotiable, nontransferable time deposits with minimum deposits of $500 and terms from 30 days to five years at fixed rates, 12-month to ten-year variable rate fixed term certificates, individual retirement accounts ("IRAs"), qualified retirement plans, transaction accounts such as regular checking, and money market deposit accounts ("MMDAs") with and without limited check access.

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

    The Bank's Personal MMDA currently has a $1,000 minimum deposit and has a tiered pricing program, with interest rates that vary by account dollar balance -- $1,000, $10,000, $25,000, $50,000 and higher. The Bank's Business
MMDA has tiers of $1,000, $10,000, $50,000, $100,000 and higher, with a $1,000 minimum deposit. These accounts have no maturity requirements, no regulatory interest rate ceilings, and limited check writing privileges. The interest rates on these accounts are adjusted by the Bank periodically, based on money
market conditions.   The Bank currently has a $10,000 minimum deposit  money
market and has a tiered pricing program, with interest rates that vary by account dollar balance -- $10,000, $25,000, $50,000 and higher. The Bank also offers a $25,000 and a $50,000 minimum deposit money market, which have tiered pricing programs, with interest rates that vary by account dollar balance -- $25,000, $50,000, $100,000, $250,000 and higher. These accounts have no maturity requirements, no regulatory interest rate ceiling, and no check writing privileges. The interest rates on the account are adjusted by the Bank periodically or as dictated by money market conditions.

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

     For further information concerning the Bank's savings deposits, reference is made to Note 8 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

     Brokered Deposits. The Bank also utilizes brokered deposits as a supplemental source of funding, when appropriate. During fiscal 2006, the Bank increased its balances in brokered deposits from $27.5 million at March 31, 2005 to $52.9 million at March 31, 2006. The rates paid on these deposits are comparable to the rates on similar term from the Bank's alternative sources of funding (such as wholesale borrowings, discussed below). The Bank intends to continue utilizing brokered deposits to support its funding needs.

     Borrowings. In December 1998, the Bank joined the FHLB of Seattle which provides it with access to a variety of wholesale funding options. In addition, the Bank's securities portfolio provides additional borrowing capacity in the reverse repurchase markets. The Bank also has other borrowed funds in the form of retail repurchase agreements. These agreements are collateralized by securities held by a safekeeping agent not under control of the Bank. These funds are considered overnight borrowings and bear interest at rates that fluctuate daily based on current market rates. At March 31, 2006, the Bank had $159.8 million in borrowings, compared to $135.8 million at March 31, 2005. Access to these wholesale borrowings allows management to meet cyclical funding needs, and assists in interest rate risk management efforts.

     The following table sets forth information regarding FHLB of Seattle advances to the Bank at the end of and during the periods indicated. The table includes both long- and short-term borrowings.

                                                   Year Ended March 31,
                                             ------------------------------
                                                2006       2005      2004
                                             ----------  --------  --------
                                                  (Dollars in thousands)
Maximum amount of borrowings outstanding
 at any month end..........................   $149,000   $129,500  $ 64,500


Approximate average borrowings outstanding..   134,070     89,920    56,381

Approximate weighted average rate paid on
 borrowings.................................     3.86%      3.26%     4.06%

                                                       At March 31,
                                             ------------------------------
                                                2006       2005      2004
                                             ----------  --------  --------
                                                  (Dollars in thousands)

Balance outstanding at end of period.......   $149,000   $129,500   $64,500

Weighted average rate paid on borrowings...      4.39%      3.28%     3.84%

     The Bank also has other borrowed funds in the form of retail repurchase agreements. These agreements are collateralized by securities held by a safekeeping agent not under control of the Bank. These advances are considered overnight borrowings bearing interest rates that fluctuate daily based on current market rates. The Bank had $10.8 million and $5.8 million in retail repurchase agreements outstanding as of March 31, 2006 and 2005, respectively.

     For additional information on borrowings, see Note 9 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Personnel
---------

     At March 31, 2006, Horizon Bank employed 247 full-time and 29 part-time employees. Horizon Bank employees are not represented by any collective bargaining agreement. Management of Horizon Bank considers its relations with its employees to be good.

     Executive Officers of the Registrant

     The executive officers of the Corporation and the Bank are as follows:

                         Age at
Name                 March 31, 2006                Position
----------------     --------------   -------------------------------------
V. Lawrence Evans          59         Chairman of the Board, Chief Executive
                                      Officer and President of the
                                      Corporation; and Chairman of the Board
                                      and Chief Executive Officer of the Bank

                    (table continued on following page)

                         Age at
Name                 March 31, 2006                Position
----------------     --------------   -------------------------------------
Dennis C. Joines           56         President, Chief Operating Officer and
                                      Director of the Bank; Executive Vice
                                      President and Director of the
                                      Corporation

Richard P. Jacobson        43         Vice President and Secretary of the
                                      Corporation and Executive Vice President and Secretary of the Bank

Steve L. Hoekstra          55         Executive Vice President of the Bank

Kelli J. Holz              37         Vice President of the Corporation and
                                      the Bank

David E. McCrea            43         Senior Vice President of the Bank

Frank  Jeretzky            58         Senior Vice President of the Bank

Jane L. VanVoorst          54         Senior Vice President of the Bank

    The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Bank during at least the past five years:

    V. LAWRENCE EVANS joined the Bank in 1972 and served as the Bank's Executive Vice President from1983 to 1990. Mr. Evans served as President of the Bank from May 14, 1990 to April 23, 2002. He has served as Chief Executive Officer of the Bank since March 26, 1991 and as Chairman of the Bank's Board of Directors since July 1997. Mr. Evans also serves as Chairman of the Board, President and Chief Executive Officer of the Corporation.

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

    DAVID E. MCCREA joined the bank in July 2005 as Senior Vice President of Bank Operations and Compliance. Mr. McCrea has 24 years of banking experience, spending the last ten years at Frontier Bank as Senior Vice President, Manager of Branch Operations and Compliance.

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

Regulation and Supervision
--------------------------

    The Bank.

    General. As a state-chartered, federally insured commercial bank, Horizon Bank is subject to extensive regulation and must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. Horizon Bank is regularly examined by the FDIC and its state regulators, and files quarterly and periodic reports concerning its activities and financial condition with its regulators. The Bank's relationship with depositors and borrowers also is regulated to a great extent by both federal and state law, especially in such matters as the ownership of deposit accounts and the form and content of loan documents.

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

    State Regulation and Supervision. As a state-chartered commercial bank, the Bank is subject to applicable provisions of Washington law and regulations of the Washington State Department of Financial Institutions. State law and regulations govern the Bank's ability to take deposits and pay interest, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers, and to establish branch offices. The Bank is subject to periodic examination and reporting requirements by and of the Washington State Department of Financial Institutions, Division of Banks.

    The FDIC is an independent federal agency that insures the deposits, up to applicable limits, of depository institutions. As insurer of the Bank's deposits, the FDIC has examination, supervisory and enforcement authority over the Bank. The Bank pays deposit insurance premiums based on a risk-based system established by the FDIC. Under this system, an institution's insurance assessment varies according to the level of capital the institution holds, the balance of insured deposits during the preceding two quarters, and the degree to which it is the subject of supervisory concern. In addition, regardless of the potential risk to the insurance fund, federal law requires the ratio of reserves to insured deposits at $1.25 per $100.

    The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC. Management is not aware of any existing circumstances that could result in termination of the deposit insurance of the Bank.

    On February 8, 2006, the President of the United States signed into law a deficit reduction bill that included significant deposit insurance reform provisions. The deposit insurance reform provisions will merge the two deposit insurance funds into a single fund; increase deposit insurance coverage for individual retirement accounts to $250,000;

maintain coverage for standard accounts at $100,000 while providing for periodic increases in coverage for standard accounts and individual retirement accounts because of inflation; authorize revisions to the current risk-based system for assessing insurance premiums; provide insurance premium assessment credits to offset future FDIC insurance premiums under the new risk-based assessment system to banks that capitalized the deposit funds prior to 1996; provide the FDIC with flexibility to manage the new insurance fund by setting the designated reserve ratio between 1.15% and 1.50% of insured deposits, thereby eliminating the fixed 1.25% designated reserve ratio; and impose a cap on the growth of the insurance fund by requiring a premium dividend to depository institutions of 50% of the excess premiums when the insurance fund exceeds 1.35% of insured deposits and 100% of the excess above 1.50%.

    The merger of the two deposit insurance funds is expected to occur no later than July 1, 2006. All other important provisions, including the new risk-based assessment system, must be implemented through FDIC rulemaking that is expected to be completed by the end of 2006.

    Prompt Corrective Action. Federal statutes establish a supervisory framework based on five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. An institution's category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors. The federal banking agencies have adopted regulations that implement this statutory framework. Under these regulations, an institution is treated as well capitalized if its ratio of total capital to risk-weighted assets is 10% or more, its ratio of core capital to risk-weighted assets is 6% or more, its ratio of core capital to adjusted total assets (leverage ratio) is 5% or more, and it is not subject to any federal supervisory order or directive to meet a specific capital level. In order to be adequately capitalized, an institution must have a total risk-based capital ratio of not less than 8%, a Tier 1 risk-based capital ratio of not less than 4%, and a leverage ratio of not less than 4%. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized.

    Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions which become more extensive as an institution becomes more severely undercapitalized. Failure by the Bank to comply with applicable capital requirements would, if unremedied, result in restrictions on its activities and lead to enforcement actions, including, but not limited to, the issuance of a capital directive to ensure the maintenance of required capital levels. Banking regulators will take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. Additionally, approval of any regulatory application filed for their review may depend on compliance with capital requirements.

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

    The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At March 31, 2006, the Bank had Tier 1
leverage capital of 10.0%.   Horizon Bank has not been notified by the FDIC of
any higher capital requirements specifically applicable to it.

    FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. At March 31, 2006, the Bank's determined that its total risk-based ratio was 12.6% and its Tier 1 risk-based capital ratio was 11.1%.

    The Washington State Department of Financial Institutions requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At March 31, 2006, Horizon Bank had a net worth of 10.1% of total assets.

    Horizon Bank's management believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements. For additional information concerning the Bank's capital, see Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

    Federal Deposit Insurance Improvement Act ("FDICIA"). Horizon Bank has more than $1.0 billion in assets and therefore, is required to comply with the provisions of FDICIA. In general, FDICIA requires the Bank to conduct an annual independent audit of its financial statements, appoint an independent audit committee of outside directors, report on and assess management's responsibilities for preparing financial statements, and establish an internal control structure.

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

    Federal Home Loan Bank System. The FHLB of Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, the Bank is required to purchase and hold stock in the FHLB of Seattle in an amount equal to .50% of home mortgage loans and pass through securities plus
2.5% of the advances outstanding.   As of March 31, 2006, Horizon Bank held
stock in the FHLB of Seattle in the amount of $7.2 million. See "Business -- Savings Activities and Other Sources of Funds -- Borrowings."

    Federal Reserve System. The Federal Reserve Board requires, under Regulation D, that all depository institutions, maintain reserves on transaction accounts and nonpersonal time deposits. These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $47.6 million of transaction accounts, of which the first $7.0 million is exempt, and 10% of the remainder. Currently, there is no reserve requirement on nonpersonal time deposits with original maturities of less than 1.5 years. As of March 31, 2006, the Bank was in compliance with the Federal Reserve Bank's reserve requirements.

    Privacy Standards. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers.

    The Bank is subject to FDIC regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require the Bank to provide its customers with initial and annual notices that accurately reflect its privacy policies and practices. In addition, the Bank is required to provide its customers with the ability to "opt-out" of having the Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

    The Bank is subject to regulatory guidelines establishing standards for safeguarding customer information. These regulations implement certain provisions of the Gramm-Leach-Bliley Act. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

    Anti-Money Laundering and Customer Identification. In response to the terrorist events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The Bank Secrecy Act, Title III of the USA Patriot Act, takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions. Title III of the USA Patriot Act and the related FDIC regulations impose the following requirements with respect to financial institutions:

    1.   establishment of anti-money laundering programs;

    2. establishment of a program specifying procedures for obtaining identifying information from customers seeking to open new accounts, including verifying the identity of customers within a reasonable period of time;

    3. establishment of enhanced due diligence policies, procedures and controls designed to detect and report money laundering;

    4. prohibitions on correspondent accounts for foreign shell banks and compliance with record keeping obligations with respect to correspondent accounts of foreign banks.

Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications. The Bank's policies and procedures have been updated to reflect the requirements of the USA Patriot Act.

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

    The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

    Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for banks. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. The Corporation's total risk based capital must equal 8% of risk-weighted assets and one- half of the 8%, or 4%, must consist of Tier 1 (core) capital. At March 31, 2006, the Corporation's capital position was in excess of these requirements with total risk based capital of 12.6% of risk-weighted assets and Tier 1 (core) capital of 11.1% of risk-weighted assets.

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

 Available Information
 ---------------------

    The Corporation's Internet address is www.horizonbank.com. You may access, free of charge, copies of the following documents from the Corporation's website by using the "Investor Relations" button:

    1.   Annual Reports on Form 10-K;

    2.   Quarterly Reports on Form 10-Q; and

    3.   Current Reports on Form 8-K.

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

Item 1A.  Risk Factors.
-----------------------

    An investment in our common stock is subject to risks inherent to our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included or incorporated by reference in this report. The risks and uncertainties described below are not the only ones that affect us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors.

    If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

The Maturity and Repricing Characteristics of Our Assets and Liabilities are Mismatched and Subject Us to Interest Rate Risk Which Could Adversely Affect Our Net Earnings and Economic Value.

    Our financial condition and operations are influenced significantly by general economic conditions, including the absolute level of interest rates as well as changes in interest rates and the slope of the yield curve. Our profitability is dependent to a large extent on our net interest income, which is the difference between the interest received from our interest-earning assets and the interest expense incurred on our interest-bearing liabilities.

    Our activities, like all financial institutions, inherently involve the assumption of interest rate risk. Interest rate risk is the risk that changes in market interest rates will have an adverse impact on our earnings and underlying economic value. Interest rate risk is determined by the maturity and repricing characteristics of our assets, liabilities and off-balance-sheet contracts. Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates. Interest rate risk is the primary market risk affecting the Corporation's financial performance.

    The greatest source of interest rate risk to us results from the mismatch of maturities or repricing intervals for rate sensitive assets, liabilities and off-balance-sheet contracts. Additional interest rate risk results from mismatched repricing indices and formulae (basis risk and yield curve risk), and product caps and floors and early repayment or withdrawal provisions (option risk), which may be contractual or market driven, that are generally more favorable to customers than to us.

    Our primary monitoring tool for assessing interest rate risk is asset/liability simulation modeling, which is designed to capture the dynamics of balance sheet, interest rate and spread movements and to quantify variations in net interest income resulting from those movements under different rate environments. The sensitivity of net interest income to changes in the modeled interest rate environments provides a measurement of interest rate risk. We also utilize market value analysis, which addresses changes in estimated net market value of equity arising from changes in the level of interest rates. The net market value of equity is estimated by separately valuing our assets and liabilities under varying interest rate environments. The extent to which assets gain or lose value in relation to the gains or losses of liability values under the various interest rate assumptions determines the sensitivity of net equity value to changes in interest rates and provides an additional measure of interest rate risk.

    The interest rate sensitivity analysis we perform incorporates beginning-of-the-period rate, balance and maturity data, using various levels of aggregation of that data, as well as certain assumptions concerning the maturity, repricing, amortization and prepayment characteristics of loans and other interest-earning assets and the repricing and withdrawal of deposits and other interest-bearing liabilities into an asset/liability computer simulation model. We update and prepare simulation modeling at least quarterly for review by senior management and the directors. We believe the data and assumptions are realistic representations of our portfolio and possible outcomes under the various interest rate scenarios. Nonetheless, the interest rate sensitivity of our net interest income and net market value of equity could vary substantially if different assumptions were used or if actual experience differs from the assumptions used.

Our Loan Portfolio Includes Loans with a Higher Risk of Loss.

    We originate commercial and multi-family real estate loans, construction and land development loans, commercial loans, consumer loans and residential mortgage loans primarily within our market areas. Generally, types of loans other than the residential mortgage loans have a higher risk of loss than residential mortgage loans. We had $819.8 million outstanding in these loans at March 31, 2006. We have had a significant increase in our commercial real estate and construction and land development lending since March 31, 2003. Commercial and multi-family real estate, construction and land development, commercial, and consumer loans may expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans may not be sold as easily as residential real estate. These loans also have greater credit risk than residential real estate for the following reasons and the reasons discussed under "Item 1. Business-Lending Activities."

    * Commercial and Multi-family Mortgage Loans. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses\ and debt service.

    * Construction and Land Development Loans. This type of lending contains the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Construction loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the security.

    * Commercial Loans. Repayment is dependent upon the successful operation of the borrower's business.

    * Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage, or loss.

Joint Ventures in Real Estate Development May Expose Us to Additional Risk.

    As indicated in the Real Estate Development Subsidiary section of Part 1,
Item 1 of this Form 10-K, the Bank's wholly owned subsidiary (Westward) is a land development company which periodically enters into joint ventures to develop residential real estate. While Westward has successfully partnered in various real estate developments since the 1970s, there can be no guarantee that success in this area will necessarily continue into the future. This activity may present additional risk to us, as we are exposed as an equity investor in the land being developed. Adverse movements in the value of the raw land or the values of the fully developed lots would negatively affect our financial performance. Adverse changes in real estate development regulations (i.e. environmental regulations, project density requirements, and other related development regulatory matters) may also negatively impact our success in this regard. In addition, this development activity exposes us to potential reputation risk, as some members of our communities might not necessarily approve of our involvement as a real estate development partner. In addition, certain projects may be perceived negatively by residents of the area where the properties are being developed, instead of favoring to leave the land in an undeveloped state. For these and potentially other reasons related to real estate development, our joint ventures in real estate development may expose us to additional risk, and no assurances can be provided regarding continued success in this area.

Our Profitability Depends Significantly on Economic Conditions in Our Primary Market Area.

    Our success depends primarily on the general economic conditions of the State of Washington and the specific local markets in which we operate.
Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in Whatcom, Skagit, Snohmish and Pierce Counties of Washington. The local economic conditions in our market areas have a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

If Our Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

    We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance. Material additions to the allowance could materially decrease our net income. Our allowance for loan losses was 1.52% of total loans at March 31, 2006.

    In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities may have a material adverse effect on our financial condition and results of operations.

If External Funds Were Not Available, this Could Adversely Impact Our Growth and Prospects.

    We rely on deposits and advances from the FHLB-Seattle and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB or market conditions were to change.

    Although we consider such sources of funds adequate for our liquidity needs, we may seek additional debt in the future to achieve our long-term business objectives. There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms. If additional financing sources are unavailable or are not available on reasonable terms, our growth and future prospects could be adversely affected.

Strong Competition Within Our Market Area May Limit Our Growth and
Profitability.

    Competition in the banking and financial services industry is intense. We compete in our market areas with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of these competitors have substantially greater resources and lending limits than we do, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market areas. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. For additional information see Item 1, "Business Competition."

The Loss of Key Members of Our Senior Management Team Could Adversely Affect Our Business.

    We believe that our success depends largely on the efforts and abilities of our senior management. Their experience and industry contacts significantly benefit us. The competition for qualified personnel in the financial services industry is intense, and the loss of any of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business.

If Our Common Stock Was No Longer Included in the Russell 2000 or Russell 3000 Indices There Could be a reduction in Liquidity and Prices for Our Stock.

    Our common stock is included in the Russell 2000 and Russell 3000 indices. Inclusion in these indices may have positively impacted the price, trading volume and liquidity of our common stock, in part, because index funds or other institutional investors often purchase securities that are in these indices. Conversely if our market capitalization falls below the minimum necessary to be included in either or both of these indices at any annual reconstitution date, the opposite could occur.

We Are Subject to Extensive Government Regulation and Supervision.

    We are subject to extensive federal and state regulation and supervision primarily through the Bank and certain non-bank subsidiaries. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See Item 1, "Business -- Regulation and Supervision."

Our Information Systems May Experience an Interruption or Breach in Security.

    We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We Rely on Dividends From Our Subsidiaries For Most of Our Revenue.

    Horizon Financial is a separate and distinct legal entity from its subsidiaries. We receive substantially all of our revenue from dividends from our subsidiaries. These dividends are the principal source of funds to pay dividends on our common stock and interest and principal on our debt. Various federal and/or state laws and regulations limit the amount of dividends that Horizon Bank and certain non-bank subsidiaries may pay to Horizon Financial. Also, our right to participate in a distribution of assets upon a subsidiary's liquidation or reorganization is subject to the prior claims of the subsidiary's creditors. In the event Horizon Bank is unable to pay dividends to Horizon Financial, Horizon Financial may not be able to service debt, pay obligations or pay dividends on Horizon Financial's common stock. The inability to receive dividends from Horizon Bank could have a material adverse effect on our business, financial condition and results of operations. See
Item 1, "Business -- Regulation and Supervision."

If We Fail to Maintain an Effective System of Internal Control over Financial Reporting, We May Not Be Able to Accurately Report Our Financial Results or Prevent Fraud, and, as a Result, Investors and Depositors Could Lose Confidence in Our Financial Reporting, Which Could Adversely Affect Our Business, the Trading Price of Our Stock and Our Ability to Attract Additional Deposits.

    In connection with the enactment of the Sarbanes-Oxley Act of 2002 ("Act") and the implementation of the rules and regulations promulgated by the SEC, we document and evaluate our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Act. This requires us to prepare an annual management report on our internal control over financial reporting, including among other matters, management's assessment of the effectiveness of internal control over financial reporting and an attestation report by our independent auditors addressing these assessments. If we fail to identify and correct any significant deficiencies in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential shareholders and depositors could lose confidence in our Company's internal controls and financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.

Item 1B.  Unresolved Staff Comments
-----------------------------------

    None.

Item 2.  Properties
-------------------

     The following table sets forth the location of the Bank's offices, as well as certain information relating to these offices.

                                            Net Book
                                  Year     Value as of     Square    Leased/
                                 Opened   March 31, 2006    Feet     Owned
                                 ------   --------------   ------    -------
                                          (In thousands)

Bellingham Main Office and
 Whatcom  Mortgage Center........ 1971        $1,728       19,179     Owned
 1500 Cornwall Avenue
 Bellingham, WA 98225

Bellingham/Meridian.............. 1987           761         4650     Owned
 4110 Meridian Street
 Bellingham, WA 98226

Ferndale Office.................. 1976           259         3692     Owned
 Third and Main
 Ferndale, WA 98248

Lynden Office.................... 1981           526         3702     Owned
 Third and Grover Streets
 Lynden, WA 98264

Blaine Office.................... 1976           604        3,610     Owned
 Fourth & "H" Streets
 Blaine, WA 98230

Mount Vernon Office.............. 1976           233        3,275     Owned
 1503 Riverside Dr.
 Mount Vernon, WA 98273

Anacortes Office................. 1987           713        3,650     Owned
 1218 Commercial Avenue
 Anacortes, WA 98221

Snohomish Office................. 1987           150        1,388     Owned
 620 2nd Street
 Snohomish, WA 98290

Everett Office................... 1991            49         1972     Leased
 909 S.E. Everett Mall Way,
 #E-500
 Everett, WA 98208

Burlington Office, Skagit
 Commercial Center and Skagit
 Mortgage Center................. 1994         1,110        3,980     Owned
 1020 S. Burlington Blvd
 Burlington, WA  98232

                         (table continues on following page)

                                            Net Book
                                  Year     Value as of     Square    Leased/
                                 Opened   March 31, 2006    Feet     Owned
                                 ------   --------------   ------    -------
                                          (In thousands)

Edmonds Office................... 1994        $1,987       15,265     Owned
 130 Fifth Avenue South
 Edmonds, WA  98020

Murphy's Corner Office........... 2000         1,613        3,720     Owned
 12830 Bothell Everett Hwy.
 Everett, WA 98208

Barkley Office................... 1999         2,910       14,691     Owned
 2122 Barkley Blvd.
 Bellingham, WA 98228

Holly Street Office.............. 1999           382        4,000     Owned
 211 E. Holly Street
 Bellingham, WA 98227

Alabama Office................... 1999           719        4,500     Owned
 802 Alabama Street
 Bellingham, WA 98228

Marysville Office (1)............ 2004         2,309        4,126     Owned
 3617 88th St NE
 Marysville, WA 98270

Lynnwood Office.................. 2003         2,287        4,230     Owned
 19405 44th Avenue W.
 Lynnwood, WA 98036

Lakewood Office, Pierce
 Commercial Center and Pierce
 Mortgage Center (2)............. 2005         2,216        4,773     Owned
 10318 Gravelly Lake Dr. SW
 Lakewood, WA 98499

Everett Office................... 2006(3)      5,374       16,000     Owned
 9929 Evergreen Way
 Everett, WA 98204

Whatcom Commercial Center........ 2003           344        5,200     Leased
 2211 Rimland Drive, Suite 230
 Bellingham, WA 98226

Snohomish Commercial Center...... 2003            43        1,700     Leased
 906 S. Everett Mall Way,
 Suite 140
 Everett, WA 98208

--------------
(1)  Opened in November 2004.
(2)  Opened in April 2005.
(3) Scheduled to open June 2006. Replaces the Bank's existing leased retail office, Snohomish Commercial Center and Snohomish Mortgage Center.

     At March 31, 2006, the aggregate book value of the Corporation's premises and equipment was $26.3 million.

Item 3.  Legal Proceedings
--------------------------

     Neither the Corporation nor the Bank is engaged in any legal proceedings of a material nature at the present time. From time to time the Bank is a party to legal proceedings wherein it enforces its security interest in loans made by it.

Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

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

     2006 Fiscal Year
     Quarter                High         Low         Dividend
     ------------------    ------      -------       --------

     Fourth..............  $26.35       $21.23        $0.145
     Third...............   23.42        18.85         0.145
     Second..............   22.70        20.07         0.140
     First...............   22.50        17.67         0.140

     2005 Fiscal Year
     Quarter                High         Low         Dividend
     ------------------    ------      -------       --------

     Fourth..............  $22.02       $17.55        $0.135
     Third...............   22.00        18.59         0.135
     Second..............   20.42        17.37         0.130
     First...............   20.07        16.73         0.130

Dividend Policy
---------------

     Horizon Financial historically has paid cash dividends on its common stock. The Corporation must adhere to certain regulatory requirements governing the distribution of dividends, and there can be no assurance that the Corporation will continue to declare cash dividends in the future.

Stock Repurchases
-----------------

     The Corporation has had various buy-back programs since August 1996. As of March 31, 2006, repurchases of the Corporation's outstanding common stock have resulted in the repurchase of 1,942,730 shares. This amount includes the 212,852 shares that were repurchased at an average price of $20.517 per share during the year ended March 31, 2006 under the Corporation's repurchase program approved by the Board of Directors in March 2005 for a 12 month period. On March 28, 2006, the Board of Directors authorized the repurchase of 500,000 shares, or approximately 5% of the Corporation's outstanding shares of common stock for a 12 month period.

     The following table sets forth the Corporation's repurchases of its outstanding common stock during the fourth quarter of the year ended March 31, 2006.

                               Issuer Purchases of Equity Securities
                     ---------------------------------------------------------
                                                                     (d)
                                                                   Maximum
                                                     (c)          Number (or
                                                 Total Number    Approximate
                                                   of Shares     Dollar Value)
                                                  (or Units)    of Shares (or
                         (a)                     Purchased as   Units that May
                       Total           (b)          Part of        Yet to Be
                      Number of      Average       Publicly       Purchased
                      Shares (or    Price Paid    Announced       Under the
                        Units)      per Share      Plans or        Plans or
   Period             Purchased      (or Unit)     Programs        Programs
------------------   -----------    ----------   ------------   --------------

January 1, 2006 -
 January 31, 2006....    --             --        202,552 (1)      797,448

February 1, 2006 -
 February 28, 2006...  2,400          23.819      204,952 (1)      795,048

March 1, 2006 -
 March 31, 2006......  7,900          24.447      212,852 (1)      787,148
                      ------          ------      ----------       ---------

Total................ 10,300           24.30      212,852 (1)      500,000 (2)
                      ======          ======      ==========       ==========

------------
(1) Reflects purchases made under the repurchase plan authorized by the Board of Directors in March 2005.
(2) Reflects new repurchase plan authorized by the Board of Directors in March 2006.

Equity Compensation Plan Information

     The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The following table sets forth certain information concerning the financial position of the Corporation at and for the dates indicated.

                                             At March 31,
                        ------------------------------------------------------
                         2006        2005        2004        2003        2002
                        ------      ------      ------      ------      ------
                                            (In thousands)
Financial Condition Data:
------------------------

Total Assets........$1,116,728    $997,570    $858,876    $819,872   $772,063
Loans Receivable,
 net................   918,510     804,981     658,226     582,269    568,303
Cash and Investment
 Securities.........   125,216     125,965     161,071     197,296    171,346
Deposits............   834,299     746,849     670,259     646,722    628,782
Borrowings..........   159,837     135,787      67,469      53,763     29,121
Stockholders'
 Equity.............   113,323     107,024     109,307     106,244    100,600

                                          Year Ended March 31,
                        ------------------------------------------------------
                         2006        2005        2004        2003        2002
                        ------      ------      ------      ------      ------
                                            (In thousands)
Operating Data:
---------------

Interest Income.....   $69,388     $52,182     $48,979     $50,698    $53,312
Interest Expense....    24,896      16,144      15,509      19,461     26,541
                       -------     -------     -------     -------    -------
Net Interest
 Income.............    44,492      36,038      33,470      31,237     26,771
Provision for Loan
 Losses.............    (2,575)     (1,700)     (1,915)     (2,740)    (1,089)
Noninterest Income..     6,423       6,517       7,881       6,939      4,393
Noninterest
 Expense............    25,782      22,423      20,238      17,346     14,891
Income before
 Provision for Income
 Taxes..............    22,558      18,432      19,198      18,090     15,184
Provision for Income
 Tax................    (6,903)     (5,369)     (6,332)     (5,950)    (5,130)
                       -------     -------     -------     -------    -------
Net Income..........   $15,655     $13,063     $12,866     $12,140    $10,054
                       =======     =======     =======     =======    =======

Per Common Share:(1)
 Fully-diluted
  earnings..........   $  1.56     $  1.26     $  1.20     $  1.12    $  0.91
 Dividends..........      0.57        0.53        0.49        0.45       0.38
 Book Value.........     11.45       10.66       10.50       10.07       9.35
 Weighted average
  shares
  outstanding....... 9,937,600  10,212,190  10,480,785  10,674,506 10,921,233

-----------
(1) Restated for 15% stock dividend effective May 11, 2001 and 25% stock split effective July 23, 2002.

Key Operating Ratios:
---------------------

     The table below sets forth certain performance ratios of the Corporation for the periods indicated. These ratios are calculated based on month end balances.

                                                         At and for the
                                                       Year Ended March 31,
                                                     ------------------------
                                                      2006     2005     2004
                                                     ------   ------   ------

Return on average assets (net income divided by
 average total assets)..............................  1.48%    1.43%    1.55%

Return on average equity (net income divided by
 average equity).................................... 14.32    12.11    11.94

Dividend payout ratio (dividends declared per share
 divided by fully-diluted earnings per share)....... 36.54    42.06    40.83

Equity to assets ratio (average equity divided by
 average total assets).............................. 10.35    11.84    13.02

Interest rate spread (difference between average
 yield on interest-earning assets and average cost
 of interest bearing liabilities)...................  4.54     4.21     4.24

Net yield on earning assets (net interest income as
 a percentage of average interest earning assets)...  4.66     4.34     4.42

Efficiency ratio (noninterest expense divided by
 the sum of net interest income and noninterest
 income)............................................ 50.64    52.69    48.94

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

Business Strategy
-----------------

     The Bank's business strategy is to operate as a well-capitalized, profitable and independent community bank, dedicated to commercial lending, home mortgage lending, consumer lending, small business lending and providing quality financial services to local personal and business customers. The Bank has sought to implement this strategy by: (i) focusing on commercial banking opportunities; (ii) continued efforts towards the origination of residential mortgage loans, including one-to-four family residential construction loans;
(iii) providing high quality, personalized financial services to individuals and business customers and communities served by its branch network; (iv) selling many of its fixed rate mortgages to the secondary market; (v) focusing on asset quality; (vi) containing operating expenses; and (vii) maintaining capital in excess of regulatory requirements combined with prudent growth.

Operating Strategy
------------------

     The Corporation does not presently engage in any activities outside of serving as a shell parent company for the Bank. The operating strategy of the Corporation has been to expand and diversify its consolidated operations across a variety of companies and/or operating units that are engaged in complementary, but different, businesses and/or operating strategies. This diversification strategy is expected to continue as opportunities arise, although there are no specific acquisitions or new business formations planned at this time. The Bank currently has only one office in Pierce County (south of King County), with the remaining offices all located north of King County. Management hopes to provide additional support to its Lakewood Office in Pierce County at some point in the future, however, no additional offices are planned at this time. Management has further indicated that the market areas just outside of King County (including, but not necessarily limited to Snohomish, Pierce, Kitsap and Thurston counties) are logical areas for potential future expansion, as these markets have characteristics most similar to those in which the Bank has experienced previous success.

     The primary business of the Bank is to acquire funds in the form of deposits and wholesale funds, and to use the funds to make commercial, consumer, and real estate loans in its primary market area. In addition, and to a lesser extent, the Bank invests in a variety of investment grade securities including, but not necessarily limited to U.S. Government and federal agency obligations, mortgage-backed securities, corporate debt, equity securities, and municipal securities. The Bank intends to continue to fund its assets primarily with retail and commercial deposits, although FHLB advances, brokered deposits, and other wholesale borrowings, will also likely be used as a supplemental source of funds.

     The Corporation's profitability depends primarily on its net interest income, which is the difference between the income it receives on the Bank's loan and investment portfolio and the Bank's cost of funds, which consists of interest paid on deposits and borrowings. The Bank reviewed its opportunities with respect to both assets and liabilities. In the past two fiscal years, for example, the Bank chose to concentrate its commercial lending efforts on increasing its Prime based loan portfolio, at a time when many lenders were offering fixed rate real estate loans at sub-Prime rates. In this regard, the Bank's loan portfolio growth was heavily concentrated in the active real estate development markets in the Puget Sound region. Through its excellent relationships with established real estate developers, the Bank's experienced loan officers were successful at increasing this portion of the Bank's portfolio, which is primarily Prime based business. This has been beneficial in the past year, with the Federal Reserve's Open Market Committee's ("FOMC") efforts to increase short terms interest rates, which have in turn increased the Prime lending rate on a regular basis. The results of this strategy are discussed in more detail in the section entitled "-- Comparison of Operating Results for the Years Ended March 31, 2006 and March 31, 2005 -- Net Interest Income." On the liability side of the balance sheet, the impact of these increasing rates has also impacted the Bank's earnings, however at a more moderate level to date. Management acknowledges that there is a lag effect in this regard, as the rates on the Bank's certificates of deposit liabilities do not adjust instantly, rather the impact occurs more gradually as the certificates of deposit mature and reprice in this higher rate environment. These increases in liability expenses will continue even after the FOMC stops its current tightening cycle, as long as the rates being offered for new certificates of deposit are higher than those maturing (as is the case currently).

     Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Corporation's profitability is also affected by the level of the Bank's other income and expenses. Other noninterest income includes income associated with the origination and sale of mortgage loans, loan servicing fees, deposit account related fees, and net gains and losses on sales of interest-earning assets. This portion of the Bank's income is heavily dependent on the Bank's success at originating and selling one-to-four family mortgage loans into the secondary market. In addition, the Bank's ability to generate fee income on its deposit accounts impacts this portion of the Bank's income stream. In fiscal 2006, the Bank introduced an overdraft protection service, which enhanced the deposit related fee income and is discussed in more detail in the section entitled "-- Comparison of Operating Results for the Years Ended March 31, 2006 and March 31, 2005."

     Other noninterest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. In fiscal 2005, the Bank's efficiency ratio was adversely impacted by a conversion of the Bank's core data processor. However, management believes that the conversion will assist in achieving improving efficiencies, as the new core system contains improvements that will allow the Bank to grow more efficiently. In fiscal 2006, the Bank began a Bank-wide efficiency initiative, soliciting input from all employees and implementing many of the suggestions made during the project. This will be an ongoing process, as management continues to look for ways to improve efficiency. To encourage employees to participate in this initiative, the Bank has added a profitability component to the incentive portion of employee's pay, and an efficiency counts for one-third of this profitability component. Also during fiscal 2006, the Bank formed a Core Data Processor task team, to analyze ways to best utilize its new data processing system. At the time of the conversion in November 2004, the focus was on converting the data from the previous system. Subsequently, the focus shifted to ensuring that the Bank was taking advantage of the benefits offered by the new system, and is a process that will continue in future years.

     Finally, the Corporation's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation, regulation, and monetary and fiscal policies.

Critical Accounting Estimate
----------------------------

     Management recognizes that loan losses occur over the life of a loan, and that the allowance for loan losses must be maintained at a level sufficient to absorb probable losses inherent in the loan portfolio. Management's determination of the allowance is based on a number of factors, including the level of non-performing loans, loan loss experience, credit concentrations, a review of the quality of the loan portfolio, collateral values, historical industry loss experience, and uncertainties in economic conditions. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

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

     The Corporation has active ongoing credit review function. The allowance for loan losses is maintained at a level sufficient to provide for estimated, probable loan losses based on evaluating known and inherent risks in the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, historical industry loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The reserve is based upon factors and trends identified by management at the time financial statements are prepared, but the ultimate recovery of loans is susceptible to future market factors beyond the Bank's control, which may result in losses or recoveries differing significantly from those provided for in the financial statements. The Bank maintains an allowance for credit losses sufficient to absorb losses inherent in the loan portfolio. The Bank has established a systematic methodology to ensure that the allowance is adequate, and continues to work on enhancing its methodologies in this regard.

     As required by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, each individual loan, previously classified by management, or newly classified during the quarterly review, is evaluated for loss potential, and a specific amount or percentage deemed to be at risk is added to the overall required reserve amount. For the remaining portion of the portfolio the Bank applies SFAS No. 5, Accounting for Contingencies. A reserve factor is applied to homogeneous loan pools that is consistent with the Bank's experience in that loan pool type or with industry guidelines if management believes such guidelines are more appropriate. The applied percentage is also influenced by other economic factors in the Bank's market area, the state's economy, and national economic factors that could influence the quality of the loan portfolio in general.

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

     Management reviewed and evaluated the loan portfolio and the adequacy of the allowance at March 31, 2006 and believes that the allowance at 1.54% of net loans, or $14.2 million is adequate yet not excessive for the risk inherent in the loan portfolio and the current economic environment. The allowance was 1.46% of net loans or $11.8 million at March 31, 2005. In fiscal 2006, the loan portfolio grew 14.1% to $919.0 million at March 31, 2006 from $805.0 million at March 31, 2005. The loan portfolio has experienced substantial growth especially in construction and land development loans. At March 31, 2006, construction and land development loans totaled $262.4 million, an increase of $99.6 million from $162.7 million at March 31, 2005. The increase in the allowance is primarily attributable to the substantial growth in this higher risk portion of the loan portfolio. In addition, while fiscal 2006 was a period that showed continued improvement in the economic environment in the Bank's markets, these markets also experienced significant housing price increases, well in excess of wage growth. These factors, coupled with the increasing energy costs, increasing commodity prices, and the lagging effects of the Federal Reserve's tightening cycle, led management to increase the allowance to its current levels.

     The Bank recorded net charge-offs of $158,000, $55,000, $300,000, $121,000 and $179,000 during the years ended March 31, 2006, 2005, 2004, 2003 and 2002, respectively. Consumer loans (including home equity) totaled $48.8 million or 5.3% of the net loan portfolio at March 31, 2006. Visa card loans and unsecured consumer loans accounted for all of the Bank's charge-offs.

     The provision for loan losses has fluctuated depending on the growth and mix of the loan portfolio and the level of charge-offs. The provision for loan losses was $2.6 million, $1.7 million, $1.9 million, $2.7 million and $1.1 million for the fiscal years ended 2006, 2005, 2004, 2003, and 2002, respectively.

Critical Accounting Policies
----------------------------

     The Corporation's significant accounting principles are described in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K and are essential to understanding Management's Discussion and Analysis of Financial Condition and Results of Operations. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reported amounts and disclosures. Actual results may differ from these estimates under different assumptions or conditions.
The following policies involve a higher degree of judgment than do our other significant accounting policies detailed in Note 1 of the Notes to Consolidated Financial Statements.

     Allowance for Loan Losses. The Corporation reviews historical origination and charge-off relationships, charge-off experience factors, collection data, delinquency reports, estimates of the value of the underlying collateral, economic conditions and trends and other information in order to make the necessary judgments as to the appropriateness of the provision for loan losses and the allowance for loan losses. Loans are charged-off to the allowance for loan losses when the Corporation repossesses and disposes of the collateral or the account is otherwise deemed uncollectible. The Corporation believes that the allowance for loan losses is adequate yet not excessive to cover probable losses inherent in its loan portfolio; however, because the allowance for loan losses is based on estimates, there can be no assurance that the ultimate charge-off amount will not exceed such estimates.

     Investments. The Corporation classifies its investments as either available-for-sale or held-to-maturity. Available for sale securities are reported at their fair value, which is determined by obtaining quoted market prices. Unrealized gains and losses on available for sale securities are included in other comprehensive income and excluded from earnings. Realized gains and losses and declines in fair value determined to be other than temporary are included in earnings. The fair value of investments is discussed in more detail in Notes 3 and 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

     Accrued Taxes. The Corporation estimates tax expense based on the amount it expects to owe various tax authorities. Taxes are discussed in more detail in Note 10 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. Accrued taxes represent the net estimated amount due or to be received from taxing authorities. In estimating accrued taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into account statutory, judicial and regulatory guidance in the context of the Corporation's tax position.

Comparison of Financial Condition at March 31, 2006 and March 31, 2005
----------------------------------------------------------------------

     Total consolidated assets for the Corporation as of March 31, 2006, were $1.1 billion, an 11.9% increase from the March 31, 2005 level of $997.6 million. This increase in assets was primarily attributable to the growth in loans receivable to $918.5 million at March 31, 2006 from $805.0 million at March 31, 2005. This loan growth was primarily attributable to the increase in commercial loans during this period, as the Bank continued its practice of selling most of its single-family fixed rate loan production into the secondary market. The Bank sold $103.7 million of real estate loans in fiscal 2006, compared to $106.4 million in fiscal 2005. The Bank sells real estate loans during periods of increased loan volume to improve cash flow and to manage its interest rate risk profile.

     The following is an analysis of the loan portfolio by major type of loan at March 31, 2006 and 2005.

                                                At March 31,
                                           ---------------------
                                            2006           2005
                                           ------         ------
                                          (Dollars in thousands)

First mortgage loans:
  One-to-four family....................  $148,516       $167,454
  One-to-four family construction.......    20,971         16,464
  Participations sold...................   (56,546)       (65,125)
                                          --------       --------
     Subtotal...........................   112,941        118,793

  Construction and land
   development..........................   262,358        162,726
  Residential commercial
   real estate..........................    70,079         73,397
  Nonresidential commercial real
   estate...............................   314,299        312,722
  Commercial loans......................   123,445        109,387
  Home equity secured...................    44,001         33,762
  Other consumer loans..................     5,571          5,961
                                          --------       --------
     Subtotal...........................   819,753        697,955
                                          --------       --------
     Subtotal...........................   932,694        816,748

Less:
  Allowance for loan losses.............   (14,184)       (11,767)
                                          --------       --------
     Total loans receivable.............   918,510        804,981


Net residential loans...................   111,967   12%  117,809   15%
Net commercial loans....................   121,117   13   107,404   13
Net commercial real estate loans........   636,657   70   540,698   67
Net consumer loans......................    48,769    5    39,070    5
                                          --------  ---  --------  ---
                                          $918,510  100% $804,981  100%
                                          ========  ===  ========  ===

     Also contributing to the change in assets was the decline in investment and mortgage-backed securities, available for sale, which, combined, decreased 7.6% to $83.5 million at March 31, 2006 from $90.3 million at March 31, 2005 as management allowed these funds to shift to loans receivable during the year. The tables below display the characteristics of the available for sale and held to maturity portfolios at March 31, 2006:

                                                  At March 31, 2006
                                          ----------------------------------
                                          Amortized      Gain/     Estimated
                                            Cost        (Loss)    Fair Value
                                          ---------    --------   ----------
                                                    (In thousands)
Available For Sale Securities
  State and political subdivisions and
   U.S. government agency securities...... $45,925       $ (717)    $45,208
  Marketable equity securities............   1,824       6,226       8,050
  Mutual funds............................   5,000         (131)      4,869
  Corporate debt securities...............   2,011           (1)      2,010
  Mortgage-backed securities and CMOs.....  23,559         (208)     23,351
                                           -------       ------     -------
    Total available-for-sale securities...  78,319        5,169      83,488

Held To Maturity Securities
  State and political subdivisions and
   U.S. government agency securities......     370            4         374
  Mortgage-backed securities and CMOs.....     482           15         497
                                           -------       ------     -------
    Total held to maturity securities.....     852           19         871
                                           -------       ------     -------
    Total securities...................... $79,171       $5,188     $84,359
                                           =======       ======     =======

                                        Maturity Schedule of Securities
                                               at March 31, 2006
                                ----------------------------------------------
                                 Available For Sale       Held To Maturity
                                ---------------------   ----------------------
                                Amortized   Estimated   Amortized   Estimated
                                   Cost     Fair Value    Cost      Fair Value
                                ---------   ----------  ---------   ----------
                                                (In thousands)
Maturities:
  Less than one year............ $ 6,660     $ 6,644       $ --       $ --
  Over one year to five years...  36,155      35,577        813        821
  Over five to ten years........   7,022       6,916         --         --
  Over ten years................  21,658      21,432         39         50
                                 -------     -------       ----       ----
                                  71,495      70,569        852        871

Mutual funds and marketable
 equity securities..............   6,824      12,919         --         --
                                 -------     -------       ----       ----
   Total investment securities.. $78,319     $83,488       $852       $871
                                 =======     =======       ====       ====

     Total liabilities also increased 12.7% to $1.0 billion at March 31, 2006, from $890.5 million at March 31, 2005. This increase was the result, in large part, of growth in deposits, which increased 11.7% to $834.3 million at March 31, 2006 from $746.8 million at March 31, 2005. The following is an analysis of the deposit portfolio by major type of deposit at March 31, 2006 and 2005:

                                                At March 31,
                                           ---------------------
                                             2006         2005
                                           --------     --------
                                               (In thousands)
     Demand Deposits
      Savings............................. $ 30,808     $ 40,863
      Checking............................   79,774       83,268
      Checking (noninterest-bearing)......   80,778       63,503
      Money Market........................  156,867      134,761
                                           --------     --------
                                            348,227      322,395
                                           --------     --------

     Time certificates of deposit
      Less than $100,000..................  246,136      240,178
      Greater than or equal to $100,000...  239,936      184,276
                                           --------     --------
                                            486,072      424,454
                                           --------     --------
     Total deposits....................... $834,299     $746,849
                                           ========     ========

     Also contributing to the growth was an increase in other borrowed funds to $141.5 million at March 31, 2006, from $119.1 million at March 31, 2005. During the year, the Bank borrowed an additional $20.0 million from the FHLB to help manage interest rate risk and support the growth in assets.

    Also included in the March 31, 2006 balance sheet is an investment in real estate for a joint venture and the corresponding borrowing. During the year ended March 31, 2005, the Bank's subsidiary (Westward Financial Services), as a 50% partner in the Greenbriar NW LLP, purchased an 85 acre parcel of land in Bellingham, Washington for future development. The partnership intends to develop the property in future years, into a neighborhood community to be
known as Fairhaven Highlands.   The $16.9 million shown on the Corporation's
balance sheet as an asset at March 31, 2006 represents the current level of the investment in real estate joint ventures, including the Fairhaven Highlands joint venture. At March 31, 2005, the $17.2 million total investment in joint ventures included a remaining portion of a residential development joint venture that has since been completed and closed. The $18.3 million shown in the liability section of the balance sheet represents the corresponding wholesale borrowing used to fund the investment in the Fairhaven Highlands joint venture, which includes costs that have been incurred and capitalized since the acquisition of the property. At this time, the partnership is in the process of meeting with the appropriate public and private entities, in its preliminary planning efforts relating to the future development of the property.

     Stockholders' equity at March 31, 2006 increased 5.9% to $113.3 million from $107.0 million at March 31, 2005. This increase was primarily attributable to the increase in net income to $15.7 million at March 31, 2006 from $13.1 million at March 31, 2005. This change includes the effects from the Corporation's share repurchase program, with repurchases totaling $4.4 million for the year ended March 31, 2006 compared to $8.7 million for the year ended March 31, 2005. The Corporation remains strong in terms of its capital position, with a stockholder equity-to-assets ratio of 10.2% at March 31, 2006, compared to 10.7% at March 31, 2005.

Comparison of Operating Results for the Years Ended March 31, 2006 and March
----------------------------------------------------------------------------
31, 2005
--------


     Net Interest Income. Net interest income in fiscal 2006 was $44.5 million, a 23.5% increase from $36.0 million in fiscal 2005. Total interest income increased 33.0% in fiscal 2006 to $69.4 million from $52.2 million in fiscal 2005.

     Interest income on loans in fiscal 2006 was $65.9 million, a 23.5% increase from $48.1 million in fiscal 2005. The increase in fiscal 2006 was as a result of a combination of factors, including: 1) the growth in loans receivable, as the Bank experienced significant loan growth during the year, increasing to $918.5 million at March 31, 2006, compared to $805.0 million at March 31, 2005; and 2) an increasing Prime lending rate throughout the fiscal year.
With a portfolio of Prime based loans in excess of $400 million throughout the year ($444.9 million at March 31, 2006) each quarter point increase in the Prime lending rate equated to an annualized increase in Interest Income on those types of loans of over $1.0 million. The Prime lending rate increased to 7.75% at March 31, 2006, compared to 5.75% at March 31, 2005.

     Also included in interest income for the year ended March 31, 2006, 2005 and 2004 were approximately $2.3 million, $1.5 million and $3.0 million, respectively, of deferred fee income recognition. In fiscal 2006 and 2005, most of these fees were related to the Bank's commercial loan portfolio, that resulted in large part to the success in increasing the real estate development loan portfolio. These development loans typically are shorter term in nature, so the deferred fee recognition during the life of the loan is greater than what would be recognized for a comparable loan fee on a longer amortizing loan. The table below presents an analysis of deferred fee recognition for the past two fiscal years:

                                                Year Ended March 31,
                                                --------------------
                                                  2006       2005
                                                -------    --------
                                                   (In thousands)

     Commercial loan deferred fees.............. $2,960     $1,793
     One-to-four real estate mortgage
       loan deferred fees.......................    519        813
                                                 ------     ------
        Total................................... $3,479     $2,606
                                                 ======     ======

     Interest and dividends on investments and mortgage-backed securities was $3.5 million in fiscal 2006, a 12.8% decrease from $4.1 million in fiscal 2005. This decrease was attributable to lower levels of investments and mortgage-backed securities outstanding during the respective periods, as average total investments decreased 17.5% to $92.2 million at March 31, 2006 compared to $111.8 million at March 31, 2005. The decline in the investment portfolio balances in these years was primarily attributable to the funding of the Bank's lending activities. To enhance the Bank's profitability, management chose to direct its available funds to fund loans receivable, in lieu of purchasing securities for its investment portfolio. Also contributing to the decline in fiscal 2006 was a reduction in dividend income on the Bank's FHLB stock. At March 31, 2006, Horizon Bank held $7.2 million in FHLB of Seattle stock and received dividends in the amounts of $29,500 in fiscal 2006 compared to $162,800 in fiscal 2005. The FHLB of Seattle announced that, despite the dividend paid to shareholders on March 31, 2005, it had indefinitely suspended the payment of dividends. The FHLB of Seattle is operating under a regulatory directive and in April 2005 announced that all future dividends would be suspended until its financial position and performance improves. On May 18, 2005, the FHLB of Seattle announced a three-year dividend suspension; therefore, the Bank's investment income will be reduced accordingly over this time period. Stock ownership in the FHLB of Seattle is expected to remain stable, increasing only if necessary to support the Bank's borrowing needs. The FHLB of Seattle recently revised its stock requirement related to borrowings outstanding, therefore the Bank's existing level of FHLB stock will support a higher level of wholesale borrowings, decreasing the likelihood that the Bank will need to purchase additional stock to support its borrowing activities.

     Total interest expense in fiscal 2006 increased 54.2% to $24.9 million from $16.1 million in fiscal 2005. Interest on deposits increased significantly to $20.0 million in fiscal 2006 from $13.2 million in fiscal 2005. As discussed in the paragraphs above, the increasing level of interest rates during the year resulted in an increase in interest income, however, it also caused an increase in interest expense, including interest paid on the Bank's deposits. At March 31, 2006, approximately 58% of the Bank's deposits were in the form of certificates of deposit, including $52.9 million in brokered certificates of deposit. As such, an increasing interest rate environment affects the Bank's deposit interest expense more dramatically than if a larger portion of the Bank's funding were in the form of lower cost checking and liquid savings accounts. While management continues its efforts to decrease its reliance on certificates of deposit as a funding source, the competitive marketplace for core deposit dollars has resulted in only moderate success in this regard. During fiscal 2006, the Bank's increase in deposit interest expense lagged the increase in its interest income on loans (in dollar terms). This was the result, in large part, to the immediate impact to interest income from the Bank's Prime based loan portfolio (with each increase in the Prime lending rate), and the lagged effect of increased interest expense on certificates of deposit, since these certificate of deposit rate increases do not occur instantaneously, instead lagging until the maturity of the certificate of deposit. In addition, even if interest rates were not increasing, the Bank's interest on deposits would continue to increase, as long as the prevailing market rates to attract deposits are higher than the rates being paid on its renewing deposits.

     Interest on borrowings increased to $4.9 million in fiscal 2006 from $2.9 million in fiscal 2005. The increase was a result of a higher level of borrowings outstanding during the year ended March 31, 2006 of $159.8 million compared to $135.8 million during the year ended March 31, 2005 along with the increasing interest rate environment in fiscal 2006. The significant increase in fiscal 2006 was related to funding the Bank's significant loan growth during the year. The vast majority of this borrowing growth was in short term borrowings, consistent with the shorter term, Prime based loan growth the Bank experienced during the year. The Bank continues to utilize wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

     Provision for loan losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for known and inherent risks in the loan portfolio, based on management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual historical industry loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.

                                              Year Ended March 31,
                                          ---------------------------
                                           2006      2005       2004
                                          ------    ------     ------
                                             (Dollars in thousands)

Allowance at beginning of period......... $11,767   $10,122    $ 8,506
Provision for loan losses................   2,575     1,700      1,915
Charge offs, net of recoveries...........    (158)      (55)      (299)
                                          -------   -------    -------
Allowance at end of period............... $14,184   $11,767    $10,122
                                          =======   =======    =======
Allowance for loan losses as a
 percentage of net loans receivable at
 the end of the period...................    1.54%     1.46%      1.48%

Net charge-offs as a percentage of
 average loans outstanding during the
 period..................................    0.02%     0.01%      0.05%

Allowance for loan losses as a percentage
 of nonperforming assets at the end of
 period.................................. 1235.31%   794.53%   2518.51%

     The provision for loan losses was $2.6 million for the year ended March 31, 2006 compared to $1.7 million for the year ended March 31, 2005. This change resulted from management's ongoing analysis of changes in loan portfolio composition by collateral categories, overall credit quality of the portfolio, peer group analysis, and current economic conditions. The allowance for loan losses was $14.2 million, or 1.54% of net loans receivable at March 31, 2006 compared to $11.8 million, or 1.46% of net loans receivable at March 31, 2005. The increased allowance level resulted from continued loan portfolio growth in the higher-risk lending categories of construction and land development, commercial real estate and commercial business loans during the period, which comprised $770.2 million, or 82.6% of total loans receivable at March 31, 2006, versus $658.2 million, or 80.6% at March 31, 2005.

     In addition, commercial and multi-family loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. The Corporation considers the allowance level to be appropriate, as a result of the changing portfolio mix and the current economic environment.

     As of March 31, 2006, there were no loans in the loan portfolio over 90 days delinquent and nine loans on non- accrual status. The Bank had no real estate owned at March 31, 2006. Total non-performing assets were $1.2 million, or 0.10% of total assets at March 31, 2006 compared to $1.5 million, or 0.15% of total assets at March 31, 2005.

                                                     At March 31,
                                                  ------------------
                                                   2006        2005
                                                  ------      ------
                                                (Dollars in thousands)
Non-Performing Assets
  Accruing loans 90 days past due..............   $   --      $   --
  Non-accrual loans............................    1,161       1,481
  Restructured loans...........................       --          --
                                                  ------      ------
    Total non-performing loans.................    1,161       1,481
    Total non-performing loans/net loans.......     0.13%       0.18%
  Real estate owned............................       --          --
                                                  ------      ------
    Total non-performing assets................    1,161       1,481
                                                  ------      ------
    Total non-performing assets/total assets...     0.10%       0.15%

     Noninterest Income. Noninterest income in fiscal 2006 decreased slightly to $6.4 million, from $6.5 million in fiscal 2005. Service fees increased 23.6% to $3.9 million in fiscal 2006 from $3.2 million in fiscal 2005. The primary reason for this increase was the implementation of our overdraft protection service during July 2005, which, together with the increase in deposits, resulted in increased fee income.

     There was a net loss on sales of investment securities of $(476,000) in fiscal 2006 compared to a net gain of $476,000 in fiscal 2005. The losses in fiscal 2006 were a result of the restructuring of approximately $13.0 million of lower-yielding securities during the fourth quarter of fiscal 2006. The proceeds from these sales have since been reinvested in highly rated, higher-yielding investments. The securities sold were yielding approximately 170 basis lower than the securities purchased, therefore the effect of this restructuring is expected to increase interest income from these securities by over $220,000 in fiscal 2007. Other noninterest income was essentially unchanged at $1.8 million for the periods ending March 31, 2006 and 2005. Included in these numbers was the recognition of approximately $300,000 and $446,000, respectively, in profits on the real estate development project from a joint venture of the Bank's wholly owned subsidiary, Westward Financial Corp. As of March 31, 2006 all lot sales have been concluded for this project. As a result of the current status of the development of these lots, no sales activity is currently anticipated for fiscal 2007 from the Bank's real estate joint venture activities.

     Noninterest Expense. Noninterest expense in fiscal 2006 increased to $25.8 million, a 15.0% increase from $22.4 million in fiscal 2005. Compensation and employee benefits increased 15.7% in fiscal 2006 to $14.6 million from $12.6 million in fiscal 2005. Building occupancy expense was $3.6 million in fiscal 2006, a 20.5% increase from $3.0 million in fiscal 2005. Increases in compensation and employee benefits and building and occupancy expenses resulted from the full year operating expenses for two full service retail offices in Marysville and Lakewood.

     Other noninterest expenses increased 14.4% to $6.0 million in fiscal 2006 from $5.2 million in fiscal 2005. The increase in fiscal 2006 was primarily attributable to increased expenses related to the Bank's charter conversion and increased Businees & Occupation tax attributable to the shifting loan portfolio from non-taxable mortgage loans to taxable commercial loans.

     Data processing expenses decreased in fiscal 2006 to $886,000 from $901,000 in fiscal 2005. Expenses for the year ended March 31, 2005 included one time conversion related costs related to the Bank's core processor conversion completed in November 2004.

     Advertising and marketing expenses increased slightly to $720,000 in fiscal 2006 from $688,000 in fiscal 2005, due in part to increased advertising expenses to support the Bank's new Marysville and Lakewood offices. The decreases in fiscal 2005 were primarily attributable to management's decision to reduce this expense. The increases in fiscal 2006 and 2004 were related to market research and brand positioning of the Bank in its various markets.

     Net Income. Net income of $15.7 million for fiscal 2006 represents a 19.8% increase from net income of $13.1 million for fiscal 2005. Basic earnings per share for 2006 was $1.57 on weighted average shares outstanding of 9,937,600 compared to basic earnings per share of $1.28 on weighted average shares of 10,212,190 in fiscal 2005.

Comparison of Operating Results for the Years Ended March 31, 2005 and March
----------------------------------------------------------------------------
31, 2004
--------

     Net Interest Income. Net interest income in fiscal 2005 was $36.0 million, a 7.7% increase from $33.5 million in fiscal 2004. Total interest income increased 6.5% in fiscal 2005 to $52.2 million from $49.0 million in fiscal 2004.

     Interest income on loans in fiscal 2005 was $48.1 million, a 9.8% increase from $43.8 million in fiscal 2004. The increase in fiscal 2005 was primarily attributable to the growth in loans receivable, as the Bank experienced significant loan growth during the year, increasing to $805.0 million at March 31, 2005, compared to $658.2 million at March 31, 2004. Included in these amounts for 2005, and 2004 were approximately $1.5 million and $3.0 million, respectively, of deferred fee income recognition. Fiscal 2004 was a year which included a significant number of one- to-four family loan refinances, which significantly impacted the deferred fee recognition in
that year.   The table below shows the breakdown of deferred fee recognition for the past two fiscal years:

                                             Year Ended March 31,
                                             --------------------
                                               2005      2004
                                             ---------  ---------
                                                (In thousands)

      Commercial loan deferred fees..........  $1,793    $1,658
      One-to-four real estate mortgage loan
        deferred fees........................     813     2,434
                                               ------    ------
         Total...............................  $2,606    $4,093
                                               ======    ======

     Interest and dividends on investments and mortgage-backed securities was $4.1 million in fiscal 2005, a 21.1% decrease from $5.1 million in fiscal 2004. This decrease was a result of a lower level of investments and mortgage-backed securities outstanding during the year, as total investments decreased 28.0% to $102.7 million at March 31, 2005 as compared to $142.6 million at March 31, 2004. The decline in the investment portfolio balance was primarily attributable to the funding of the Bank's lending activities. Also contributing to the decline in fiscal 2005 was a reduction in dividend income on the Bank's FHLB stock. At March 31, 2005, Horizon held $7.2 million in FHLB of Seattle stock and received dividends in the amounts of $162,800 in fiscal 2005, compared to $335,700 in fiscal 2004. On May 18, 2005, the FHLB of Seattle announced a three-year dividend suspension; therefore, the Bank's investment income will be reduced accordingly over this time period.

     Total interest expense in fiscal 2005 increased 4.1% to $16.1 million from $15.5 million in fiscal 2004. Interest on deposits was essentially unchanged at $13.2 million in fiscal 2005 and 2004. This occurred despite increased deposits outstanding as a result of the overall decline in interest rates.

     Interest on borrowings increased to $2.9 million in fiscal 2005, compared to $2.3 million in fiscal 2004. The increase in fiscal 2005 was attributable to a higher level of borrowings outstanding of $135.8 million for the year ended March 31, 2005 compared to $67.5 million for the year ended March 31, 2004. The increase in fiscal 2005 was related to funding the Bank's significant loan growth during the year. During the year ended March 31, 2006, the Bank continued to utilize wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

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

     The provision for loan losses was $1.7 million for the year ended March 31, 2005 compared to $1.9 million for the year ended March 31, 2004. This change resulted from management's ongoing analysis of changes in loan portfolio composition by collateral categories, overall credit quality of the portfolio, historical industry analysis, and current economic conditions.
The allowance for loan losses was $11.8 million, or 1.46% of net loans receivable at March 31, 2005, compared to $10.1 million, or 1.48% of net loans receivable at March 31, 2004. The increased allowance level resulted from continued loan portfolio growth in the higher-risk lending categories of commercial and multi-family construction/permanent loans and commercial business loans during the period, which comprised $639.0 million, or 79.4% of net loans receivable at March 31, 2005, versus $453.0 million, or 68.8% at March 31, 2004.

     As of March 31, 2005, there were no loans in the loan portfolio over 90 days delinquent and 16 loans on non-accrual status. The Bank had no real estate owned at March 31, 2005. Total non-performing assets were $1.5 million, or 0.15% of total assets at March 31, 2005 compared to $402,000, or 0.05% of total assets at March 31, 2004.

                                                  At March 31,
                                               ------------------
                                                2005        2004
                                               ------      ------
                                            (Dollars in thousands)
Non-Performing Assets
  Accruing loans 90 days past due...........   $   --      $  339
  Non-accrual loans.........................    1,481          --
  Restructured loans........................       --          --
                                               ------      ------
    Total non-performing loans..............    1,481         339
    Total non-performing loans/net loans....     0.18%       0.05%
  Real estate owned.........................       --          63
                                               ------      ------
    Total non-performing assets.............    1,481         402
                                               ------      ------
    Total non-performing assets/total
     assets.................................     0.15%      0.05%

     Noninterest Income. Noninterest income in fiscal 2005 was $6.5 million, a decrease of 17.3% from $7.9 million in fiscal 2004. Contributing to the decrease in fiscal 2005 was the decrease in the net gain on the sale of loans (servicing released) of 55.3% to $983,000 from $2.2 million in fiscal 2004. The primary reason for the decline was attributable to a lower amount of loans sold in the current year of $90.3 million versus $201.9 million in fiscal 2004, which had a much more active residential refinance market than fiscal 2005. This decrease was offset by the increase in service fees of 10.7% to $3.2 million in fiscal 2005 from $2.9 million in fiscal 2004. The primary reasons for this increase was the growth in deposits (which increased deposit related fees) and revisions to the Bank's fee schedules during the year.

     The net gain on sales of investment securities decreased to $476,000 in fiscal 2005 from $689,000 in fiscal 2004. The gains in these periods were primarily attributable to management's decisions in these years to sell selected securities from the Bank's investment portfolio. Other non-interest income decreased slightly to $1.8 million in fiscal 2005 from $1.9 million in fiscal 2004.

     Noninterest Expense. Noninterest expense in fiscal 2005 increased to $22.4 million, a 10.8% increase from fiscal 2004 of $20.2 million. Compensation and employee benefits increased 9.7% to $12.6 million in fiscal 2005 from $11.5 million in fiscal 2004 as a result of the overall growth in employment at the Bank, including key additions to staff as the Bank continued its efforts to enhance its commercial banking expertise, along with staffing expenses for the Bank's Lynnwood office in fiscal 2004, and the Marysville and Lakewood offices in fiscal 2005.

     Building occupancy expense was $3.0 million in fiscal 2005, a 12.3% increase from $2.6 million in fiscal 2004. The increase in fiscal 2005 was primarily attributable to the opening of a full service retail office in Marysville, Washington.

     Other noninterest expenses increased 10.5% to $5.2 million in fiscal 2005 from $4.7 million in fiscal 2004. The increase in fiscal 2005 was primarily a result of increased expenses related to accounting and auditing services for compliance with the internal control provisions of the Sarbanes-Oxley Act of 2002, and expenses related to opening the Marysville office in November 2004.

     Data processing expenses increased in fiscal 2005 to $901,000 from $558,000 in fiscal 2004. The primary reason for this increase relates to the core data processor conversion effective November 4, 2004. This core data processor conversion will allow the Bank to better serve its growing commercial customer base, compared to its previous data processor which targeted traditional thrift institutions. The other significant contributing factor to this difference relates to an abnormally low level of expenses in fiscal 2004, as a result of a renegotiation of the Bank's contract with it core data processor at the time, which included substantial concessions in the first quarter of fiscal 2004, and a reduced monthly expense thereafter.

     Advertising and marketing expenses decreased 12.3% to $688,000 in fiscal 2005 from $784,000 in fiscal 2004. The decreases in fiscal 2005 were primarily attributable to management's decision to reduce this expense.

     Net Income. Net income of $13.1 million for fiscal 2005 represents a 1.5% increase from net income of $12.9 million for fiscal 2004. Basic earnings per share for 2005 was $1.28 on weighted average shares outstanding of 10,212,190 compared to basic earnings per share of $1.23 on weighted average shares of 10,480,785 in fiscal 2004.

Average Balances, Interest and Average Yields/Costs
---------------------------------------------------

     The following table presents at the date and for the periods indicated, the total dollar amount of interest income and interest expense, as well as the resulting yields earned and rates paid.

                At March 31,                               Year Ended March 31,
               --------------- ----------------------------------------------------------------------------
                    2006                 2006                      2005                      2004
               --------------- ------------------------  ------------------------  ------------------------
                       Average                   Average                   Average                   Average
               Average  Yield/ Average           Yield/  Average           Yield/  Average           Yield/
               Balance   Cost  Balance  Interest  Cost   Balance  Interest  Cost   Balance  Interest  Cost
               -------  ------ -------  -------- ------  -------  -------- ------  -------  -------- ------
                                                 (Dollars in thousands)
Interest-earning
 assets:
 Loans
  receivable
  (1).......$  918,510  7.63% $862,893  $65,857   7.63%  $718,918  $48,131   6.69%  $613,474  $43,842  7.15%
 Investment
  securities
  (2).......    77,193  3.62    70,621    2,556   3.62     89,052    3,227   3.62    107,832    3,787  3.51
 Mortgage-
  backed
  securi-
  ties......    23,833  4.52    21,573      975   4.52     22,751      824   3.62     36,780    1,350  3.67
            ----------  ----  -------   ------- ------   --------  ------- ------   --------  ------- -----
   Total
    interest-
    earning
    assets.. 1,019,536  7.27   955,087   69,388   7.27    830,721   52,182   6.28    758,086   48,979  6.46
Interest-
 bearing
liabilities:
 Deposits...   834,299  2.54   787,734   19,988   2.54    689,425   13,219   1.92    641,691   13,225  2.06
 Borrowings.   141,561  3.86   127,284    4,908   3.86     89,820    2,925   3.26     56,318    2,285  4.06
            ----------  ----  -------   ------- ------   --------  ------- ------   --------  ------- -----
  Total
   interest-
   bearing
   liabili-
   ties.....   975,860  2.72   915,018   24,896   2.72    779,245   16,144   2.07    698,009   15,510  2.22
                                        -------                    -------                   -------

Net interest
 income.....                            $44,492                    $36,038                   $33,470
                                        =======                    =======                   =======

Interest rate
 spread.....                                      4.54%                      4.21%                     4.24%
                                                ======                    =======                    ======

Net interest
 margin.....                                      4.66%                      4.34%                     4.42%
                                                ======                    =======                    ======

Ratio of
 average
 interest-
 earning
 assets to
 average
 interest-
 bearing
 liabilities.                                   104.38%                   106.621%                   108.61%
                                                ======                    =======                    ======
------------
(1) Average balances include nonaccrual loans, if any.  Interest income on nonaccrual loans has been included.
(2) The yield on investment securities is calculated using historical cost basis.



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




                                                         Year Ended March 31,
                              -----------------------------------------------------------------------------
                                         2006 vs. 2005                          2005 vs. 2004
                              ------------------------------------     ------------------------------------
                                      Increase (Decrease)                    Increase  (Decrease)
                                            Due to                                   Due to
                              ------------------------------------     ------------------------------------
                                                   Rate/                                    Rate/
                              Volume     Rate     Volume     Total     Volume     Rate     Volume     Total
                              ------     ----     ------     -----     ------     ----     ------     -----
                                                              (In thousands)
Interest income:
 Interest and fees  on
  loans...................... $9,615   $6,758     $1,353    $17,726    $7,640   $(2,860)   $(491)    $4,289
 Investment securities and
  other interest-bearing
  securities.................   (714)     235        (41)      (520)   (1,164)      101      (23)    (1,086)
                              ------   ------     ------    -------    ------   -------    -----     ------
 Total interest-earning
  assets..................... $8,901   $6,993     $1,312    $17,206    $6,476   $(2,759)   $(514)    $3,203
                              ======   ======     ======    =======    ======   =======    =====     ======
Interest expense:
 Deposit accounts............ $1,887   $4,272     $  610    $ 6,769    $  947   $  (887)   $ (66)    $   (6)
 Borrowings..................  1,219      539        225      1,983     1,359      (451)    (268)       640
                              ------   ------     ------    -------    ------   -------    -----     ------
 Total interest-bearing
  liabilities................ $3,106   $4,811     $  835    $ 8,752    $2,306   $(1,338)   $(334)    $  634
                              ======   ======     ======    =======    ======   =======    =====     ======


Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At March 31, 2006, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $49.5 million.

     As of March 31, 2006, the total book value of investments and mortgage-backed securities was $79.2 million compared to a market value of $84.4 million with an unrealized gain of $5.2 million. As of March 31, 2005, the total book value of investments and mortgage-backed securities was $86.4 million compared to a market value of $91.6 million with an unrealized gain of $5.2 million. The Corporation foresees no factors that would impair its ability to hold debt securities to maturity.

     As indicated on the Corporation's Consolidated Statement of Cash Flows contained in Item 8 of this Form 10-K, the Corporation's primary sources of funds are cash flow from operations, which consist primarily of mortgage loan repayments, deposit increases, loan sales, borrowings, and cash received from the maturity or sale of investment securities. The Corporation's liquidity fluctuates with the supply of funds and management believes that the current level of liquidity is adequate at this time. If additional liquidity is needed, the Corporation's options include, but are not necessarily limited to:
(i) selling additional loans in the secondary market; (ii) entering into reverse repurchase agreements; (iii) borrowing from the FHLB of Seattle; (iv) accepting additional jumbo, brokered, and/or public funds deposits; or (v) accessing the discount window of the Federal Reserve Bank of San Francisco.

     Stockholders' equity as of March 31, 2006 was $113.3 million, or 10.1% of assets, compared to $107.0 million, or 10.7% of assets at March 31, 2005. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well-capitalized. The Bank's total risk-adjusted capital ratio as of March 31, 2006 was 12.6%, compared to 13.7% as of March 31, 2005. These figures remain well above the well-capitalized minimum of 10% set by the FDIC.

     The Corporation has conducted various buy-back programs since August 1996. In March 2006, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2007 fiscal year, allowing the Corporation to repurchase up to 5% of total shares outstanding, or approximately 500,000 shares. This marked the Corporation's seventh stock repurchase plan. In fiscal 2006, under the previous plans, the Corporation repurchased 212,852 shares at an average price of $20.52. For additional information concerning the Corporation's repurchase activities during the fourth quarter of fiscal 2006, see Item 5 of this Form 10-K.

     Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock is perceived to contribute to the
overall growth of stockholder value.   The number of shares of stock to be
repurchased and the price to be paid is the result of many factors, several of which are outside of the control of the Corporation. The primary factors, however, are market and economic factors such as the price at which the stock is trading in the market, the number of shares available in the market; the attractiveness of other investment alternatives in terms of the rate of return and risk involved in the investment; the ability to increase the value and/or earnings per share of the remaining outstanding shares, the Corporation's liquidity and capital needs, and regulatory requirements. Presently, it is management's belief that purchases made under the current Board approved plan will not materially affect the Corporation's capital or liquidity position.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

     The Corporation continues to be exposed to interest rate risk, although at reduced levels compared to prior years. Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At March 31, 2006, the Corporation had no off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments.

     In fiscal 2006 and fiscal 2005, the Corporation continued to outsource its interest rate risk modeling to a third party provider that utilizes an IPS Sendero@ model. This model analyzes the Corporation's major balance sheet components, and attempts to estimate the changes to the Corporation's income statement and economic value of equity, under a variety of interest rate change scenarios. The figures contained in the table presented below, in the Quantitative Disclosures About Market Risk section, were derived from this model. While numerous assumptions go into this modeling, and undue reliance should not be placed on the specific results, management believes that this improved modeling will enhance its interest rate risk management efforts.

     Similar to the analysis performed one year ago, the current interest rate risk modeling continues to show the Bank's balance sheet as moderately asset sensitive over a 12-month time period. The Bank's continued focus on shorter term, variable rate assets has contributed to the Bank's performance in this regard. This strategy has allowed the Bank to utilize wholesale borrowing and brokered deposits as a supplemental source of funds to its retail and commercial deposit gathering efforts, without significantly impacting the Bank's interest rate risk profile. In addition, the Bank has been successful at increasing its demand deposit base in recent years, further enhancing the Bank's interest rate risk profile. Accordingly, the interest rate risk modeling performed each quarter during fiscal 2006 shows that the Bank continues to operate within the interest rate risk tolerance limits set by its Board of Directors.

     With the current level of interest rates at March 31, 2006 and the associated prepayment assumptions in the low-rate environment, interest rate risk modeling predicts moderate improvement in the Bank's performance in a moderately higher rate environment over a 12-month time period. However, as interest rates increase, prepayment assumptions can change significantly, therefore it would be inappropriate to assume that significantly higher rates would have a sustained positive effect on the Bank's and the Corporation's performance. Further, an increase in rates, without a corresponding increase in certain indices (such as Prime), would adversely affect the Corporation's performance.

     For example, if it becomes necessary for the Corporation to increase the rates it pays to attract funds in a rising rate environment (as is the case currently), an absence of a corresponding increase in the Prime lending rate would, of course, negatively affect performance. In addition, depending on timing differences, the magnitude of various rates change in future periods, and the composition of the Corporation's balance sheet, future modeling efforts may show the Corporation's returning to a liability sensitive position. Management continues to monitor these areas, in its ongoing effort to manage the Corporation's interest rate risk.

Effects of Interest Rate Floors
-------------------------------

     Periodically, the Corporation is able to establish interest rate floors on certain loans, in order to enhance profitability. At March 31, 2006, the Corporation had $444.9 million in commercial loans tied to the Prime lending rate. Of these Prime based loans, approximately 100% will increase accordingly when Prime increases as the current rates are above any floors in place. While these floors provide an overall better return for the Corporation, the information provided in this section is intended to provide additional information regarding the degree to which the Corporation's earnings may be affected with future changes in the Prime lending rate. We continue to monitor these measures, as these floors may provide a benefit to the Bank in the future, when the Prime rate declines from current levels.

Contractual Obligations
-----------------------

     In the normal course of business, the Corporation enters into contractual obligations that meet various business needs. These contractual obligations include time deposits to customers, borrowings from the FHLB of Seattle and lease obligations for facilities. See Notes 8, 9 and 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information. The following table summarizes the Corporation's long-term contractual obligations at March 31, 2006:

                         Less than   One to   Three to
                            One      Three     Five
                            Year     Years     Years    Thereafter    Total
                         ---------   ------   --------  ----------   -------
                                           (In thousands)

Time deposits..........  $323,641  $130,868   $27,163     $4,400    $486,072
Long-term borrowings...    80,337    69,000    10,500         --     159,837
Operating lease
 obligations...........       242       331       131        119         823
                         --------  --------   -------     ------    --------
     Total.............  $404,220  $200,199   $37,794     $4,519    $646,732
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

     Commitments to extend credit to customers are subject to the Bank's normal credit policies and are essentially the same as those involved in extending loans to customers. See Note 17 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     Quantitative Disclosures About Market Risk. The table below represents the balances of the Bank's financial instruments at March 31, 2006. The expected maturity categories take into consideration projected prepayment rates as well as actual amortization of principal. In preparation of the table, numerous assumptions were made regarding prepayment rates and deposit account interest sensitivity.



                                         Over 1    Over 2      Over 3                  Amortized      Fair
                      Average   Within   Year to    Years       Years        Beyond       Cost        Value
                       Yield    1 Year   2 Years  to 3 Years  to 5 Years     5 Years      Total       Total
                      -------   ------   -------  ----------  ----------    ---------  ---------    --------
                                                        (Dollars in thousands)
Interest-Sensitive Assets:

Loans receivable......  7.63%  $520,688  $143,386  $129,119   $ 77,031    $   48,286  $  918,510  $  906,941
Mortgage-backed
 securities...........  4.52%     6,820     4,155     4,329      6,898         1,631      23,833      19,437
Investments and
 other interest-
 earning assets.......  3.62%    34,046    26,137     8,083      2,689         6,238      77,193      83,333
Total Interest
 Sensitive Assets.....  7.27%   561,554   173,678   141,531     86,618        56,155   1,019,536   1,009,711
Cumulative Totals.....    --    561,554   735,232   876,763    963,381     1,019,536          --          --

Interest-Sensitive Liabilities:

Checking accounts.....  0.45%    8,077     27,971    27,971     27,581        69,952     160,552     160,552
Money market
 ultimate accounts....  2.41%  109,807     11,765    11,765      6,723        16,807     156,867     156,867
Savings accounts......  0.54%    6,161      3,081     3,081      5,281        13,204      30,808      30,808
Certificates of
 deposit..............  3.50%  343,879    100,586    17,790     19,417         4,400     486,072     483,555
Other
 borrowings(1)........  3.86%   77,095     69,810     5,311      6,540         1,081     159,837     158,202
Total Interest
 Sensitive
 Liabilities..........  2.72%  545,019    213,213    65,918     65,542       104,444     994,136     989,984
Cumulative Totals.....    --   545,019    758,232   824,150    889,692       994,136          --          --

                                   (table continues on following page)



                                         Over 1    Over 2      Over 3                  Amortized      Fair
                      Average   Within   Year to    Years       Years        Beyond       Cost        Value
                       Yield    1 Year   2 Years  to 3 Years  to 5 Years     5 Years      Total       Total
                      -------   ------   -------  ----------  ----------    ---------  ---------    --------
                                                        (Dollars in thousands)
Off-Balance Sheet Items:
Commitments to
 extend credit........  8.32%   185,260        --        --         --            --     185,260     185,260
Unused lines of
 credit...............  8.26%   100,928        --        --         --            --     100,928     100,928
Credit card
 arrangements......... 12.66%     9,775        --        --         --            --       9,775       9,775
Stand by letters
 of credit............    --      5,237        --        --         --            --       5,237       5,237
                               --------  --------  --------   --------    ----------  ----------  ----------
Total Off-Balance
 Sheet Items..........  8.44%  $301,200  $     --  $     --   $     --    $       --  $  301,200  $  301,200
                               ========  ========  ========   ========    ==========  ==========  ==========

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

(a)   (1)   Financial Statements.                                      Page
            ---------------------                                      ----

            Management's Annual Report on Internal Control Over
             Financial Reporting                                        57
            Report of Independent Registered Public Accounting Firm 58 Consolidated Statement of Financial Position as of
             March 31, 2006 and 2005                                    60
            Consolidated Statement of Income for the Years Ended
             March 31, 2006, 2005 and 2004                              61
            Consolidated Statement of Stockholders' Equity for the
             Years Ended March 31, 2006, 2005 and 2004                  62
            Consolidated Statement of Cash Flows for the Years Ended
             March 31, 2006, 2005 and 2004                              63
            Notes to Consolidated Financial Statements                  64

Management's Annual Report on Internal Control Over Financial Reporting:
------------------------------------------------------------------------

   MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Horizon Financial Corp. and its subsidiaries ("the Company") is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2006. The Company's internal control over financial reporting is a process designed under the supervision of the Company's management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2006 based upon criteria in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, Management determined that the Company's internal control over financial reporting was effective as of March 31, 2006.

The Company's independent registered public accounting firm, Moss Adams LLP who audits the Company's consolidated financial statements, have issued an attestation report on Management's assessment and on the effectiveness of the Company's internal control over financial reporting. This report follows.

Dated June 9, 2006

MOSS-ADAMS LLP
------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Horizon Financial Corp. and Subsidiary

We have audited the accompanying consolidated statement of financial position of Horizon Financial Corp. and Subsidiary (the "Company") as of March 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2006. We also have audited management's assessment included in the accompanying Management Report on Internal Control over Financial Reporting that Horizon Financial Corp. maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Horizon Financial Corp. and Subsidiary's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Horizon Financial Corp. and Subsidiary's internal control over financial reporting based on our audits.

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

MOSS-ADAMS LLP
------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Financial Corp. and Subsidiary as of March 31, 2006 and 2005, and the results of their operations and cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that Horizon Financial Corp. and Subsidiary maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, Horizon Financial Corp. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/Moss Adams LLP

Bellingham,Washington
June 9, 2006

                                                      HORIZON FINANCIAL CORP.
                                CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                     MARCH 31, 2006 AND 2005
------------------------------------------------------------------------------

                                   ASSETS
                                                       2006          2005
                                                  -------------  -----------

Cash and cash equivalents                        $   24,190,455 $ 23,250,411
Interest-bearing deposits                             9,439,105    3,907,349
Investment securities
  Available-for-sale (amortized cost 2006:
      $54,761,238; 2005: $66,796,424)                60,136,991   71,824,994
  Held-to-maturity (estimated fair value 2006:
      $374,351;  2005: $382,909)                        369,747      369,596
Mortgage-backed securities
  Available-for-sale (amortized cost 2006:
      $23,558,861; 2005: $18,353,299)                23,350,699   18,510,439
  Held-to-maturity (estimated fair value 2006:
      $496,632; 2005: $926,329)                         482,021      885,137
Federal Home Loan Bank Stock ("FHLB")                 7,247,400    7,217,900
Loans receivable, net of allowance for loan losses
  of $14,184,212 in 2006 and $11,767,029 in 2005    918,510,043  804,980,578
Loans held for sale                                   5,251,440    4,068,859
Investment in real estate in a joint venture         16,927,899   17,204,265
Accrued interest and dividends receivable             5,185,152    4,498,756
Premises and equipment, net                          26,316,872   22,781,657
Net deferred income tax assets                        2,253,710    2,299,225
Income tax currently receivable                         807,932      330,862
Other assets                                         16,258,419   15,440,447
                                                  -------------  -----------
TOTAL ASSETS                                     $1,116,727,885 $997,570,475
                                                  =============  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                         $  834,299,089 $746,849,411
Accounts payable and other liabilities                6,919,314    5,570,071
Other borrowed funds                                141,560,791  119,066,193
Borrowing related to investment in real estate
  in a joint venture                                 18,275,909   16,720,745
Advances by borrowers for taxes and insurance           466,821      518,774
Deferred compensation                                 1,882,795    1,821,094
                                                  -------------  -----------
   Total liabilities                              1,003,404,719  890,546,288
                                                  -------------  -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value,
    10,000,000 shares authorized; none issued
    or outstanding
  Common stock, $1 par value, 30,000,000 shares
    authorized; 9,898,168 and 10,037,903 issued
    and outstanding, respectively                     9,898,168   10,037,903
  Additional paid-in capital                         54,115,619   54,737,070
  Retained earnings                                  45,990,967   38,939,268
  Unearned Employee Stock Ownership Plan("ESOP")
    shares                                                           (72,101)
  Accumulated other comprehensive income              3,318,412    3,382,047
                                                  -------------  -----------
   Total stockholders' equity                       113,323,166  107,024,187
                                                  -------------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,116,727,885 $997,570,475
                                                  =============  ===========

See accompanying notes to these financial statements.
------------------------------------------------------------------------------

                                                      HORIZON FINANCIAL CORP.
                                            CONSOLIDATED STATEMENT OF INCOME
                                  YEARS ENDED MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

                                              2006        2005        2004
                                           ----------  ----------  ----------
INTEREST INCOME
 Interest on loans                        $65,856,892 $48,131,012 $43,842,447
 Investment and mortgage-backed securities
  Taxable interest                          3,135,949   3,598,339   4,474,212
  Nontaxable interest income                  195,873     148,884     111,519
  Dividends                                   199,117     303,661     551,436
                                           ----------  ----------  ----------
   Total interest income                   69,387,831  52,181,896  48,979,614
                                           ----------  ----------  ----------
INTEREST EXPENSE
 Interest on deposits                      19,987,799  13,218,857  13,224,629
 Interest on other borrowings               4,907,927   2,924,988   2,284,728
                                           ----------  ----------  ----------
   Total interest expense                  24,895,726  16,143,845  15,509,357
                                           ----------  ----------  ----------
   Net interest income                     44,492,105  36,038,051  33,470,257

PROVISION FOR LOAN LOSSES                   2,575,000   1,700,000   1,915,000
   Net interest income after provision     ----------  ----------  ----------
     for loan losses                       41,917,105  34,338,051  31,555,257
                                           ----------  ----------  ----------
NONINTEREST INCOME
 Service fees                               3,916,693   3,167,678   2,860,089
 Other                                      1,887,032   1,824,286   1,938,208
 Net gain on sales of loans servicing
  retained                                     55,017      65,669     195,354
 Net gain on sales of loans servicing
  released                                  1,040,499     982,788   2,198,500
 Net gain (loss) on sale of investment
  securities                                 (476,452)    476,327     689,350
                                           ----------  ----------  ----------
   Total noninterest income                 6,422,789   6,516,748   7,881,501
                                           ----------  ----------  ----------
NONINTEREST EXPENSE
 Compensation and employee benefits        14,614,088  12,635,243  11,520,922
 Building occupancy                         3,575,265   2,967,481   2,641,378
 Other expenses                             5,986,170   5,231,541   4,733,971
 Data processing                              886,385     901,042     557,803
 Advertising                                  720,115     687,503     784,149
                                           ----------  ----------  ----------
   Total noninterest expense               25,782,023  22,422,810  20,238,223
                                           ----------  ----------  ----------

INCOME BEFORE PROVISION FOR INCOME TAX     22,557,871  18,431,989  19,198,535

PROVISION FOR INCOME TAX
 Current                                    6,902,850   5,948,892   8,281,271
 Deferred                                                (579,477) (1,949,104
                                           ----------  ----------  ----------
   Total provision for income tax           6,902,850   5,369,415   6,332,167
                                           ----------  ----------  ----------
NET INCOME                                $15,655,021 $13,062,574 $12,866,368
                                           ==========  ==========  ==========

BASIC EARNINGS PER SHARE                       $ 1.57      $ 1.28      $ 1.23
                                               ======      ======      ======
DILUTED EARNINGS PER SHARE                     $ 1.56      $ 1.26      $ 1.20
                                               ======      ======      ======

See accompanying notes to these financial statements
------------------------------------------------------------------------------

                                                                                    HORIZON FINANCIAL CORP.
                                                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                                 YEARS ENDED MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------------------------------------

                                          Common Stock                                         Accumulated
                                     ---------------------  Additional               Unearned     Other
                                     Number of    At Par      Paid-In     Retained   ESOP     Comprehensive
                                       Shares      Value      Capital     Earnings   Shares    Income(Loss)
                                     ---------    --------   ---------    --------   --------  -----------
BALANCE, March 31, 2003              10,550,113 $10,550,113 $57,352,824 $32,527,963  $(216,309)  $6,028,927
Comprehensive income
  Net income                                                             12,866,368
  Other comprehensive income
   Change in unrealized gains
    (losses) on available-
    for-sale securities, net tax
    (benefit) of $(413,523)                                                                        (802,720)
     Total other comprehensive
      income
  Comprehensive income
Recognition of ESOP shares released                                                     72,104
Cash dividends on common stock at
 $.49 per share                                                          (5,121,345)
Dividend reinvestment plan               39,601      39,601     646,876
Stock options exercised                 129,857     129,857     685,606
Treasury stock purchased
Retirement of treasury stock           (314,240)   (314,240) (1,791,482) (3,347,150)
                                     ----------  ----------  ----------  ----------   --------    ---------
BALANCE, March 31, 2004              10,405,331  10,405,331  56,893,824  36,925,836   (144,205)   5,226,207
Comprehensive income
  Net income                                                             13,062,574
  Other comprehensive income
    Change in unrealized gains
     (losses) on available-
     for-sale securities, net tax
     (benefit) of $(950,022)                                                                     (1,844,160)
      Total other comprehensive
       income
  Comprehensive income                        -           -           -           -          -            -
Recognition of ESOP shares released           -           -           -           -     72,104            -
Cash dividends on common stock at
 $.53 per share                               -           -           -  (5,382,724)         -            -
Stock options exercised                  83,452      83,452     413,713           -          -            -
Treasury stock purchased                      -           -           -           -          -            -
Retirement of treasury stock           (450,880)   (450,880) (2,570,467) (5,666,418)         -            -

                                     ----------  ----------  ----------  ----------   --------    ---------
BALANCE, March 31, 2005              10,037,903  10,037,903  54,737,070  38,939,268    (72,101)   3,382,047
Comprehensive income
  Net income                                  -           -           -  15,655,021          -            -
  Other comprehensive income
    Change in unrealized gains
     (losses) on available-
     for-sale securities, net tax
     (benefit) of $(34,265)                   -           -           -           -          -      (63,635)
      Total other comprehensive
       income                                 -           -           -           -          -            -
  Comprehensive income                        -           -           -           -          -            -
Recognition of ESOP shares released           -           -           -           -     72,101            -
Cash dividends on common stock at
 $.57 per share                               -           -           -  (5,651,939)         -            -
Stock options exercised                  73,117      73,117     390,970           -          -            -
Stock award plan                              -           -      22,127           -          -            -
Tax benefit associated with stock
 options                                      -           -     178,921           -          -            -
Treasury stock purchased                      -           -           -           -          -            -
Retirement of treasury stock           (212,852)   (212,852) (1,213,469) (2,951,383)         -            -
                                     ----------  ----------  ----------  ----------   --------    ---------
BALANCE, March 31, 2006               9,898,168 $ 9,898,168 $54,115,619 $45,990,967  $       -   $3,318,412
                                     ==========  ==========  ==========  ==========   ========    =========

See accompanying notes to these financial statements


                                                                                 HORIZON FINANCIAL CORP.
                                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                             YEARS ENDED MARCH 31, 2006, 2005, AND 2004
-------------------------------------------------------------------------------------------------------

                                                      Treasury                          Total
                                                      Stock          Stockholders'      Comprehensive
                                                      at Cost        Equity             Income
                                                      --------       ------------       -------------
BALANCE, March 31, 2003                               $      -       $106,243,518
Comprehensive income
  Net income                                                 -         12,866,368       $  12,866,368
  Other comprehensive income
    Change in unrealized gains(losses) on available-
     for-sale securities, net tax (benefit) of $(413,523)    -           (802,720)           (802,720)
                                                                                         ------------
      Total other comprehensive income                       -                  -            (802,720)
                                                                                         ------------
  Comprehensive income                                       -                  -       $  12,063,648
                                                                                         ============
Recognition of ESOP shares released                          -             72,104
Cash dividends on common stock at $.49 per share             -         (5,121,345)
Dividend reinvestment plan                                   -            686,477
Stock options exercised                                      -            815,463
Treasury stock purchased                            (5,452,872)        (5,452,872)
Retirement of treasury stock                         5,452,872                  -
                                                    ----------        -----------
BALANCE, March 31, 2004                                      -        109,306,993
Comprehensive income
  Net income                                                 -         13,062,574       $  13,062,574
  Other comprehensive income
    Change in unrealized gains (losses) on available-
     for-sale securities, net tax (benefit)
     of $(950,022)                                           -         (1,844,160)         (1,844,160)
                                                                                         ------------
     Total other comprehensive income                        -                  -          (1,844,160)
                                                                                         ------------
  Comprehensive income                                       -                  -       $  11,218,414
                                                                                         ============
Recognition of ESOP shares released                          -             72,104
Cash dividends on common stock at $.53 per share             -         (5,382,724)
Stock options exercised                                      -            497,165
Treasury stock purchased                            (8,687,765)        (8,687,765)
Retirement of treasury stock                         8,687,765                  -
                                                    ----------        -----------
BALANCE, March 31, 2005                                      -        107,024,187
Comprehensive income
  Net income                                                 -         15,655,021       $  15,655,021
  Other comprehensive income
    Change in unrealized gains (losses) on available-
     for-sale securities, net tax (benefit)
     of $(34,265)                                            -            (63,635)            (63,635)
                                                    ----------        -----------        ------------
     Total other comprehensive income                        -                  -             (63,635)
                                                                                         ------------

  Comprehensive income                                       -                  -       $  15,591,386
                                                                                         ============
Recognition of ESOP shares released                          -             72,101
Cash dividends on common stock at $.57 per share             -         (5,651,939)
Stock options exercised                                      -            464,087
Stock award plan                                             -             22,127
Tax benefit associated with stock options                    -            178,921
Treasury stock purchased                            (4,377,704)        (4,377,704)
Retirement of treasury stock                         4,377,704                  -
                                                    ----------        -----------
BALANCE, March 31, 2006                            $         -       $113,323,166
                                                    ==========        ===========

See accompanying notes to these financial statements
    5

                                                     HORIZON FINANCIAL CORP.
                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                  YEARS ENDED MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

                Increase (Decrease) in Cash and Cash Equivalents

                                           2006          2005        2004
                                       -----------   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                           $ 15,655,021  $ 13,062,574 $ 12,866,368
Adjustments to reconcile net income
to net cash provided by operating
activities
 Depreciation                            1,607,508     1,249,181    1,085,060
 Amortization and deferrals, net          (482,354)     (773,550)     799,212
 Stock dividends - FHLB stock              (29,500)     (203,000)    (376,400)
 Provision for loan losses               2,575,000     1,700,000    1,915,000
 Tax benefit associated with stock
  options                                  178,921             -            -
 Stock award plan compensation              22,127             -            -
 Provision for deferred income tax               -      (579,477)  (1,949,104)
Changes in assets and liabilities
 Interest and dividends receivable        (686,396)     (466,749)     588,459
 Interest payable                        1,115,676       595,593        3,692
 Federal income tax payable               (477,070)   (1,706,135)     469,271
 Net change in loans held for sale      (1,182,581)   (2,735,359)   1,504,800
 Other assets                             (817,972)      684,132     (283,008)
 Other liabilities                         163,197    (3,205,660)    (331,490)
                                       -----------   -----------  -----------
  Net cash flows from operating
   activities                           17,641,577     7,621,550   16,291,860
                                       -----------   -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in interest-bearing
  deposits, net                         (5,531,756)   16,860,049   39,162,020
 Purchases of investment securities -
  available-for-sale                   (23,555,000)  (11,465,000) (28,598,597)
 Proceeds from sales and maturities of
  investment securities - available-
  for-sale                              35,590,187    22,330,851   17,142,983
 Purchases of mortgage-backed securities-
  available-for-sale                   (12,174,432)            -  (12,811,737)
 Proceeds from sales and maturities of
  mortgage-backed securities - available-
  for-sale                               6,968,869     9,009,616   22,589,915
 Proceeds from maturities of mortgage-
  backed securities - held-to-maturity     402,965       658,745    1,248,403
 Net change in loans                   115,550,010) (147,608,780) (78,599,106)
 Purchases of bank premises and
  equipment                             (5,142,723)   (6,837,167)  (2,344,477)
 Net change in investment in joint
  venture                                  276,366   (17,204,265)           -
 Net change in other real estate owned           -        63,432    1,008,909
                                       -----------   -----------  -----------
  Net cash flows from investing
   activities                         (118,715,534) (134,192,519) (41,201,687)
                                       -----------   -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits                 87,449,678    76,590,193   23,537,058
 Advances from other borrowed funds    229,994,598   142,297,351   20,706,102
 Repayments of other borrowed funds   (207,500,000)  (90,700,000)  (7,000,000)
 Advances on borrowing related to inv.
  in real estate in a joint venture      1,555,164    16,720,745            -
 Common stock issued, net                  464,087       497,165    1,501,940
 Cash dividends paid                    (5,571,822)   (5,328,273)  (5,033,942)
 Treasury stock purchased               (4,377,704)   (8,687,765)  (5,452,872)
                                       -----------   -----------  -----------
  Net cash flows from financing
   activities                          102,014,001   131,389,416   28,258,286
                                       -----------   -----------  -----------
NET CHANGE IN CASH AND CASH
EQUIVALENTS                                940,044     4,818,447    3,348,459

CASH AND CASH EQUIVALENTS, beginning
 of year                                23,250,411    18,431,964   15,083,505
                                       -----------   -----------  -----------
CASH AND CASH EQUIVALENTS, end of
 year                                 $ 24,190,455  $ 23,250,411 $ 18,431,964
                                       ===========   ===========  ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
 Cash paid during the year for
  interest                            $ 23,780,049  $ 15,548,251 $ 15,505,666
                                       ===========   ===========  ===========
 Cash paid during the year for income
  tax                                 $  7,201,000  $  7,661,000 $  7,812,000
                                       ===========   ===========  ===========

NONCASH INVESTING AND FINANCING
TRANSACTIONS
 Property taken in settlement of
  loans                               $          -  $          - $    382,086
                                       ===========   ===========  ===========
 Property sold through seller
  financing                           $          -  $          - $          -
                                       ===========   ===========  ===========

See accompanying notes to these financial statements
------------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Horizon Financial Corp. (the "Company"), through its wholly-owned subsidiary, Horizon Bank (the "Bank"), provides a full range of commercial and mortgage lending services to borrowers and a full range of customer services to depositors through 18 full-service offices, four commercial loan centers, and four real estate loan centers located in Whatcom, Skagit, Snohomish, and Pierce Counties of Washington State. The Bank is a state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC").

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans and deferred tax assets. In connection with the determination of the estimated losses on loans and foreclosed assets held for sale, management obtains independent appraisals for significant properties.

All per share data included in the financial statements have been restated to reflect all stock splits and dividends as well as the Company's ongoing share repurchase activities.

Principles of Consolidation - As of March 31, 2006, 2005, and 2004, and for the years then ended, the consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, the Bank. Westward Financial Services, Inc. ("Westward"), a land development company, is a wholly-owned subsidiary the Bank, and its accounts are also included in the consolidation. All material intercompany balances and transactions have been eliminated.

In October 2004, the Bank's wholly owned subsidiary, Westward Financial Services, Inc ("Westward"), entered into a real estate development joint venture in Greenbriar Northwest LLC ("GBNW"), an established residential land development company headquartered in Bellingham, Washington. The Company believes that GBNW is a variable interest entity. Under the Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46 GBNW is consolidated in our consolidated balance sheet. The Company also accounts for the unowned portion as a minority interest. The investment in real estate is recorded as an asset and the related debt is recorded as our liability. The real estate joint venture has a carrying amount of approximately $16.9 million, with a related borrowing of approximately $18.3 million.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and noninterest-bearing amounts due from banks with maturities of three months or less.

Included in cash and cash equivalents are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve Bank and other banks. Reserve requirements were $7,467,000 and $5,021,000 for the years ended March 31, 2006 and 2005, respectively.

The Company maintains cash balances at several banks. Accounts at each institution are insured by the FDIC up to $100,000.

Investments in Interest-Bearing Deposits - Investments in interest-bearing deposits consist principally of funds on deposit with the FHLB and short-term certificates of deposit with Western Washington financial institutions. They mature within one year and are carried at cost.

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

------------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. In estimating other-then- temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and
(3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity. The Company had no trading securities at March 31, 2006 and 2005.

Noncash Investing and Financing Transactions - Noncash investing and financing transactions consist principally of securitizing mortgage loans and exchanging them for Federal Home Loan Mortgage Corporation ("FHLMC") participation certificates. At the time of the securitization, the pool of loans are reclassified from the loan portfolio and are aggregated in a participation certificate in the available-for-sale investment portfolio. A separate mortgage servicing right is established using an estimate of fair market value and reorganized upon securitization. The transaction does not result in the recognition of income or expense in the income statement.

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

------------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

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

The majority of the Company's loan portfolio consists of commercial loans and single-family residential loans secured by real estate in the Whatcom, Skagit, Snohomish, and Pierce County areas. Real estate prices in this market are stable at this time. However, the ultimate collectibility of a substantial portion of the Company's loan portfolio may be susceptible to changes in local market conditions in the future.

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

------------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

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

Bank Owned Life Insurance - The carrying amount of Bank Owned Life Insurance approximates its fair value. air value of Bank Owned Life Insurance is estimated using the cash surrender value net of surrender charges. The Bank owns approximately $14.0 million in Bank Owned Life Insurance as of March 31, 2006 and 2005, and is included in Other Assets.

Goodwill - Goodwill was recognized in connection with the purchase of branch assets and related liabilities. The Company performs periodic evaluations for impairment. During the current year impairment testing was performed and Goodwill was found not to be impaired. At March 31, 2006 and 2005, Goodwill in the amount of $545,336 was included in Other Assets.

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

Stock Options - The Company recognizes the financial effects of stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees ("APB 25"). Generally, stock options are issued at a price equal to the fair value of the Company's stock as of the grant date.

Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Company's financial statements. Disclosures required by Statement of Financial Accounting Standard ("SFAS" or "Statement") No. 123 Accounting for Stock-Based Compensation, as amended are as follows.

------------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The pro forma information recognizes, as compensation, the value of stock options granted using an option valuation model known as the Black Scholes model. Pro forma earnings per share amounts also reflect an adjustment for an assumed purchase of treasury stock from proceeds deemed obtained from the issuance of stock options. The estimated fair value for options issued for the years ended March 31, 2006, 2005, and 2004 is estimated at $71,884, $51,032, and $2,317, respectively. The following assumptions were used to estimate the fair value of the options for the year ended March 31:

                                                  2006      2005      2004
                                                 ------    ------    ------
Risk-free interest rate                           4.17%     4.26%     1.93%
Dividend yield rate                               2.613%    2.875%    3.02%
Price volatility                                 25.27%    25.47%    38.84%
Weighted average expected life of options         5.50 yr.  6.20 yr.  3.72 yr.

Management believes that the assumptions used in the option pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted will be allocated to pro forma earnings over the vesting period of the options.

Pro forma disclosures for the years ended March 31:

                                              2006        2005        2004
                                           ----------  ----------  ----------

Net income as reported                    $15,655,021 $13,062,574 $12,866,368
Additional compensation for fair value of
 stock options, net of tax                    (30,790)    (19,501)    (51,593)
                                           ----------  ----------  ----------
Pro forma net income                      $15,624,231 $13,043,073 $12,814,775
                                           ==========  ==========  ==========
Earnings per share
 Basic
  As reported                                  $ 1.57      $ 1.28      $ 1.23
                                               ======      ======      ======
  Pro forma                                    $ 1.57      $ 1.28      $ 1.22
                                               ======      ======      ======

 Diluted
  As reported                                  $ 1.56      $ 1.26      $ 1.20
                                               ======      ======      ======
  Pro forma                                    $ 1.56      $ 1.26      $ 1.20
                                               ======      ======      ======

The remaining unrecognized compensation for fair value of stock options was $53,900, $25,516, and $579 for options granted during the years ended March 31, 2006, 2005, and 2004, respectively.

Transfers of Financial Assets - Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

------------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The components of other comprehensive income and related tax effects are as follows for the years ended March 31:

                                             2006        2005          2004
                                           --------   ----------    ---------
Unrealized holding gains on available-
 for-sale securities                      $(574,352) $(2,317,855)  $ (531,242)
Reclassification adjustment for
 losses(gains) realized in income           476,452     (476,327)    (685,001)
                                           --------   ----------    ---------
Net unrealized gains                        (97,900   (2,794,182)  (1,216,243)
Tax effect                                   34,265      950,022      413,523
                                           --------   ----------    ---------
 Net-of-tax amount                        $ (63,635) $(1,844,160)  $ (802,720)
                                           ========   ==========    =========

Recent Accounting Pronouncements - In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Securities and Exchange Commission's ("SEC") new rule allows public companies to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next reporting period, after June 15 or December 15, 2005, as applicable. The SEC's new rule does not change the accounting required by Statement 123(R); only the compliance deadlines have been altered. The Company expects to adopt Statement 123(R) on April 1, 2006.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Reclassifications - Certain reclassifications have been made to prior years' amounts to conform to the current year presentation. These reclassifications have no significant effect on the Bank's previously reported financial position or results of operations.

NOTE 2 - INTEREST-BEARING DEPOSITS

Interest bearing deposits consisted of the following at March 31:

                                                 2006       2005
                                              ---------   ---------
FHLB Demand                                  $9,139,080  $3,607,324
Certificates of deposit                         300,025     300,025
                                              ---------   ---------
                                             $9,439,105  $3,907,349
                                              =========   =========

-----------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 2 - INTEREST-BEARING DEPOSITS (Continued)

The Company has funds on deposit with the FHLB in a demand account. This account acts like a savings account and earns interest based on the daily federal funds rate. These funds are uninsured deposits held at the FHLBank of Seattle. The FHLB of Seattle, a federally chartered corporation, is one of 12 district FHLB Banks, which operate under the supervision of the Federal Housing Finance Board. The Finance Board is an independent agency of the executive branch within the U.S. Government which ensures that the FHLB Banks operate in a safe and sound manner, remain adequately capitalized, and can raise funds in the capital markets.

NOTE 3 - INVESTMENT SECURITIES

The Company's investment policy requires that the Company purchase only high-grade investment securities. Purchases of debt instruments are generally restricted to those rated A or better by a nationally recognized statistical rating organization.

The amortized cost and estimated market values of investments, together with unrealized gains and losses, are as follows as of March 31, 2006 and 2005, respectively:
                                                 2006
                         -----------------------------------------------------
                                               Gross      Gross
                                             Unrealized Unrealized
                                    Gross     Losses      Losses    Estimated
                        Amortized Unrealized 12 Months Greater Than   Fair
                           Costs    Gains     or Less   12 Months     Value
                        --------- ---------- --------- -----------  ---------
Available-For-Sale Securities
 State and political
  subdivisions and U.S.
  government agency
  securities          $45,925,265  $   27,654  $(13,495) $(731,974)$45,207,450
 Marketable equity
  securities            1,824,224   6,445,011  (219,000)         -   8,050,235
 Mutual funds           5,000,000           -  (130,916)         -   4,869,084
 Corporate debt
  securities            2,011,749           -    (1,407)      (120)  2,010,222
  Total available-     ----------   ---------  --------   --------  ----------
   for-sale
   securities          54,761,238   6,472,665  (364,818)  (732,094) 60,136,991
                       ----------   ---------  --------   --------  ----------
Held-To-Maturity Securities
 State and political
  subdivisions and U.S.
  government agency
  securities              369,747       4,604         -          -     374,351
  Total held-to-       ----------   ---------  --------   --------  ----------
   maturity securities    369,747       4,604         -          -     374,351
  Total investment     ----------   ---------  --------   --------  ----------
   securities         $55,130,985  $6,477,269 $(364,818) $(732,094)$60,511,342
                       ==========   =========  ========   ========  ==========

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. At March 31, 2006, the Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At March 31, 2006, there are approximately 51 investment securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate.

-----------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 3 - INVESTMENT SECURITIES (Continued)

                                                 2005
                         -----------------------------------------------------
                                               Gross      Gross
                                             Unrealized Unrealized
                                    Gross     Losses      Losses    Estimated
                        Amortized Unrealized 12 Months Greater Than   Fair
                           Costs    Gains     or Less   12 Months     Value
                        --------- ---------- --------- -----------  ---------
Available-For-Sale Securities
 State and political
  subdivisions and U.S.
  government agency
  securities           $54,034,115 $  203,765  $(10,170) $(836,288)$53,391,422
 Marketable equity
  securities             1,824,224  6,027,209  (335,000)         -   7,516,433
 Mutual funds            5,000,000          -   (70,493)         -   4,929,507
 Corporate debt
  securities             5,938,085     49,547         -          -   5,987,632
  Total available-      ----------  ---------  --------   --------  ----------
   for-sale securities  66,796,424  6,280,521  (415,663)  (836,288) 71,824,994
                        ----------  ---------  --------   --------  ----------
Held-To-Maturity Securities
 State and political
  subdivisions and U.S.
  government agency
  securities               369,596     13,313         -          -     382,909
                        ----------  ---------  --------    -------  ----------
  Total held-to-
   maturity securities     369,596     13,313         -          -     382,909
  Total investment      ----------  ---------  --------    -------  ----------
   securities          $67,166,020 $6,293,834 $(415,663) $(836,288)$72,207,903
                        ==========  =========  ========    =======  ==========

The amortized cost and estimated fair value of investment securities at March 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     2006
                                  --------------------------------------------
                                   Available-For-Sale      Held-To-Maturity
                                  --------------------   ---------------------
                                  Amortized  Estimated   Amortized  Estimated
                                    Cost     Fair Value    Cost     Fair Value
State and political subdivisions  ---------  ----------  ---------  ----------
 and U.S. government agencies
  One year or less              $ 5,657,462 $ 5,641,510  $       -  $        -
  More than one to five years    33,621,001  33,055,405    369,747     374,351
  More than five to ten years     3,715,837   3,632,244          -           -
  Over ten years                  2,930,965   2,878,291          -           -
                                 ----------  ----------   --------  ----------
                                 45,925,265  45,207,450    369,747     374,351
                                 ----------  ----------   --------  ----------
Corporate debt securities
  One year or less                1,002,826   1,001,419          -           -
  More than one to five years     1,008,923   1,008,803          -           -
                                 ----------  ----------   --------  ----------
                                  2,011,749   2,010,222          -           -
                                 ----------  ----------   --------  ----------
Mutual funds and marketable
 equity securities (liquid)       6,824,224  12,919,319          -           -
                                 ----------  ----------  ---------  ----------
Total investment securities     $54,761,238 $60,136,991  $ 369,747  $  374,351
                                 ==========  ==========  =========  ==========

-----------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 3 - INVESTMENT SECURITIES (Continued)

Proceeds from sales of investments and gross realized gains and losses on investment sales were as follows for the year ended March 31:

                                                2006        2005       2004
                                             ----------  ---------  ---------

Proceeds from sales of investments          $15,856,955 $9,576,300 $6,839,100
                                             ==========  =========  =========
Gross gains realized on sales of
 investments                                $         - $  484,877 $  688,001
                                             ==========  =========  =========
Gross losses realized on sales of
  investments                               $  (565,245)$   (8,550)$   (3,000)
                                             ==========  =========  =========

Please refer to Note 4 for information on gross gains and losses on mortgage-backed security sales.

Information about concentrations of investments in particular industries for marketable equity securities and corporate debt securities at March 31 consist of the following:

                                           2006                  2005
                                   --------------------  --------------------
                                                Market                Market
                                      Cost      Value       Cost      Value
                                   ---------  ---------  ---------  ---------
Marketable equity securities
 Banking                          $  309,009 $2,025,755 $  309,009 $1,603,753
 Government agency stocks          1,515,215  6,024,480  1,515,215  5,912,680
                                   ---------  ---------  ---------  ---------
                                  $1,824,224 $8,050,235 $1,824,224 $7,516,433
                                   =========  =========  =========  =========
Corporate debt securities
 Finance companies                $        - $        - $2,255,452 $2,260,271
 Private utilities                 1,008,923  1,008,803  1,016,324  1,037,265
 Manufacturing companies           1,002,826  1,001,419  2,666,309  2,690,096
                                   ---------  ---------  ---------  ---------
Total                             $2,011,749 $2,010,222 $5,938,085 $5,987,632
                                   =========  =========  =========  =========

At March 31, 2006 and 2005, U.S. government agency and corporate debt securities of $3,370,000 were pledged as collateral for deposits of state and local government agencies and deposits for trust accounts in excess of $100,000, as required by Washington State Law.

NOTE 4 - MORTGAGE-BACKED SECURITIES

Mortgage-backed securities at March 31 consist of the following:

                                                   2006
                        ------------------------------------------------------
                                                Gross      Gross
                                              Unrealized Unrealized
                                      Gross     Losses     Losses    Estimated
                         Amortized Unrealized 12 Months Greater Than    Fair
                           Cost       Gains    or Less   12 Months     Value
                        ---------- ---------- --------- -----------  ---------
Available-for-sale
 securities            $23,558,861   $103,178  $(2,946) $(308,394) $23,350,699
Held-to-maturity
 securities                482,021     14,611        -          -      496,632
                        ----------    -------   ------   --------   ----------
  Total mortgage-
   backed securities   $24,040,882   $117,789  $(2,946) $(308,394) $23,847,331
                        ==========    =======   ======   ========   ==========


-----------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 4 - MORTGAGE-BACKED SECURITIES (Continued)

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. At March 31, 2006, the Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At March 31, 2006, there are approximately 32 mortgage-backed securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

                                                 2005
                        ------------------------------------------------------
                                                Gross      Gross
                                              Unrealized Unrealized
                                      Gross     Losses     Losses    Estimated
                         Amortized Unrealized 12 Months Greater Than    Fair
                           Cost       Gains    or Less   12 Months     Value
                        ---------- ---------- --------- ----------- ----------
Available-for-sale
 securities            $18,353,299  $275,108  $ (8,644) $(109,324) $18,510,439
Held-to-maturity
 securities                885,137    41,192         -          -      926,329
                        ----------   -------   -------   --------   ----------
  Total mortgage-backed
   securities          $19,238,436  $316,300  $ (8,644) $(109,324) $19,436,768
                        ==========   =======    ======   ========   ==========

The amortized cost and estimated fair value of mortgage-backed securities at March 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                     2006
                                ----------------------------------------------
                                 Available-For-Sale      Held-To-Maturity
                                ----------------------  ----------------------
                                Amortized   Estimated    Amortized  Estimated
                                  Cost      Fair Value     Cost     Fair Value
                                ----------  ----------   ---------  ----------
Mortgage-backed securities
 One year or less              $         -  $         -  $       -  $        -
 More than two to five years     1,524,936    1,512,521    442,558     447,092
 More than five to ten years     3,306,102    3,284,180          -           -
 After ten years                18,727,823   18,553,998     39,463      49,540
                                ----------   ----------   --------   ---------
Total                          $23,558,861  $23,350,699  $ 482,021  $  496,632
                                ==========   ==========   ========   =========

All of the above mortgage-backed securities are rated AAA by a nationally recognized statistical rating organization.

Proceeds from sales of mortgage-backed securities and gross realized gains and losses on mortgage-backed security sales were as follows for the year ended March 31:

                                                  2006      2005        2004
                                               ---------   --------   --------
Proceeds from sales of mortgage-backed
 securities                                   $1,053,664  $       -  $       -
Gross gains realized on sales of mortgage-     =========   ========    =======
 backed securities                            $   65,266  $       -  $       -
Gross losses realized on sales of mortgage-    =========   ========    =======
 backed securities                            $        -  $       -  $       -

                                               =========   ========    =======

------------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 5 - LOANS RECEIVABLE

Loans receivable (collateralized principally by properties in the Whatcom, Skagit, Snohomish, and Pierce Counties of Washington State) at March 31 consist of the following:

                                                      2006           2005
First mortgage loans                              -----------    -----------
 1-4 Family                                      $148,515,674   $167,453,805
 1-4 Family construction                           20,971,473     16,464,259
 Less participations                              (56,546,403)   (65,124,970)
                                                  -----------    -----------
  Net first mortgage loans                        112,940,744    118,793,094
Construction and land development                 262,357,779    162,726,012
Residential commercial real estate                 70,079,590     73,396,638
Non-residential commercial real estate            314,298,926    312,721,631
Commercial loans                                  123,445,073    109,386,699
Home equity secured                                44,001,033     33,761,920
Other consumer loans                                5,571,110      5,961,613
                                                  -----------    -----------
                                                  932,694,255    816,747,607
Less:
 Allowance for loan losses                        (14,184,212)   (11,767,029)
                                                  -----------    -----------
                                                 $918,510,043   $804,980,578
                                                  ===========    ===========

The Company originates both adjustable and fixed interest rate loans. At March 31, 2006, the Company had adjustable and fixed rate loans as follows:

              Fixed Rate                         Adjustable Rate
-----------------------------------     -----------------------------------
  Term to Maturity       Book Value     Term to Maturity        Book Value
---------------------    ----------     ---------------------   -----------
Less than one year      $ 8,975,910     Less than one year     $551,340,008
One to three years       15,626,353     One to three years      203,571,683
Three to five years      15,610,889     Three to five years      22,826,497
Five to fifteen years    63,833,438     Five to fifteen years     1,246,030
Over fifteen years       49,663,446     Over fifteen years                -

Loans serviced for others are $99,548,943 and $103,174,983, respectively, as of March 31, 2006 and 2005.

The Bank generally receives a monthly fee of 0.25% to 0.375% per annum of the unpaid balance of each loan. The sold loans are sold without right of recourse to the Bank by the buyer of the loan interests in the event of default by the borrower.

The allowance for loan losses at March 31, and changes during the year are as follows:
                                           2006        2005        2004
                                        ----------   ----------   ----------

Balance, beginning of year             $11,767,029  $10,121,532  $ 8,506,133
Provision for loan losses                2,575,000    1,700,000    1,915,000
Loan chargeoffs                           (164,884)    (228,805)    (385,335)
Loan recoveries                              7,067      174,302       85,734
                                        ----------   ----------   ----------
Balance, end of year                   $14,184,212  $11,767,029  $10,121,532
                                        ==========   ==========   ==========

-----------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 5 - LOANS RECEIVABLE (Continued)

The following is a summary of information pertaining to impaired and non-accrual loans:

                                                           March 31,
                                                      -------------------
                                                       2006         2005
                                                      ------       ------
                                                        (in thousands)

Impaired loans without a valuation allowance          $    -       $    -
Impaired loans with a valuation allowance              5,114        1,481
                                                      ------       ------
  Total impaired loans                                $5,114       $1,481
                                                      ======       ======
Valuation allowance related to impaired loans         $  856       $  300

Total non-accrual loans                               $1,161       $1,481
Total loans past-due 90 days or more and still
  accruing                                            $    -       $    -

                                                    Years Ended March 31,
                                               ------------------------------
                                                2006        2005        2004
                                               ------      ------      ------
                                                      (in thousands)

Average investment in impaired loans          $ 5,070     $   964     $     -
                                               ======      ======      ======
Interest income recognized on impaired loans  $     -     $     -     $     -
                                               ======      ======      ======
Interest income recognized on a cash basis on
 impaired loans                               $     -     $     -     $     -
                                               ======      ======      ======

No additional funds are committed to be advanced in connection with impaired loans.

NOTE 6 - ACCRUED INTEREST AND DIVIDENDS RECEIVABLE

Accrued interest and dividends receivable at March 31 is summarized as follows:
                                                          2006       2005
                                                       ---------   ---------

Investment securities                                 $  574,224  $  810,762
Mortgage-backed securities                               115,947     117,578
Loans receivable                                       4,491,739   3,545,045
Dividends on marketable equity securities                  3,242      25,371
                                                       ---------   ---------
                                                      $5,185,152  $4,498,756
                                                       =========   =========

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at March 31 consisted of:
                                                          2006       2005
                                                       ---------   ---------

Buildings                                            $15,043,322 $14,983,220
Equipment                                             15,851,771  10,988,914
                                                      ----------  ----------
                                                      30,895,093  25,972,134
Accumulated depreciation                             (11,570,643)(10,182,899)
                                                      ----------  ----------
                                                      19,324,450  15,789,235
Land                                                   6,992,422   6,992,422
                                                      ----------  ----------
Balance, end of year                                 $26,316,872 $22,781,657
                                                      ==========  ==========

-----------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 8 - DEPOSITS

A comparative summary of deposits at March 31 follows:

                                                        2006         2005
                                                    ----------    ----------
Demand deposits
 Savings                                           $30,808,479  $ 40,862,597
 Checking                                           79,773,877    83,268,122
 Checking (noninterest-bearing)                     80,778,457    63,503,350
 Money Market                                      156,866,546   134,760,821
                                                   -----------   -----------
                                                   348,227,359   322,394,890
                                                   -----------   -----------
Time certificates of deposit
 Less than $100,000                                246,135,499   240,178,675
 Greater than or equal to $100,000                 239,936,231   184,275,846
                                                   -----------   -----------
                                                   486,071,730   424,454,521
                                                   -----------   -----------
Total deposits                                    $834,299,089  $746,849,411
                                                   ===========   ===========

Time certificate of deposit maturities at March 31 are as follows:

                                            2006
                            ------------------------------------
                             Variable       Fixed
                               Rate         Rate       Total         2005
                            ----------  -----------  -----------  -----------

Within one year            $ 9,485,796 $314,155,402 $323,641,198 $251,677,037
One to two years             3,999,251  107,315,246  111,314,497   76,881,549
Two to three years           1,763,408   17,789,890   19,553,298   53,288,458
Three to four years          6,781,314   10,571,724   17,353,038   14,298,128
Four to five years           1,181,954    8,627,647    9,809,601   23,534,311
Over five years              4,400,098            -    4,400,098    4,775,038
                            ----------  -----------  -----------  -----------
                           $27,611,821 $458,459,909 $486,071,730 $424,454,521
                            ==========  ===========  ===========  ===========

The terms of variable rate certificates of deposit allow customers to make additional deposits to existing certificates of deposit at any time.

The weighted average nominal interest rate on all deposits at March 31, 2006 and 2005, was 2.54% and 1.92%, respectively.

Interest expense on deposits for the years ended March 31 is summarized as follows:
                                            2006        2005         2004
                                        ----------   ----------   ----------

Money market                           $ 3,456,228  $ 1,685,321  $ 1,323,697
Checking                                   425,861      427,990      500,240
Savings                                    189,153      215,997      288,768
Certificates of deposit                 15,916,557   10,889,549   11,111,924
                                        ----------   ----------   ----------
Balance, end of year                   $19,987,799  $13,218,857  $13,224,629
                                        ==========   ==========   ==========

------------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 9 - OTHER BORROWED FUNDS

The Bank is a member of the FHLB of Seattle. As a member, the Bank has a committed line of credit up to 25% of total assets, subject to the Bank pledging sufficient collateral and maintaining the required stock investment. Committed lines of credit agreements totaling approximately $205.6 million and $186.2 million were available to the Bank, of which, $149.0 million and $129.0 million were outstanding at March 31, 2006 and 2005, respectively. Included in these amounts is the borrowing related to investment in real estate in a joint venture of $18,275,909 and $16,720,745 as of March 31, 2006 and 2005
respectively. These advances bear interest ranging from 2.67% to 5.08% and 2.06% to 5.27% per annum, respectively. Maturities for the advances are $69,500,000 in fiscal 2007, $69,000,000 in fiscal 2008, $4,500,000 in fiscal
2009, and $6,000,000 in fiscal 2010.

The maximum outstanding and average outstanding balances and average interest rates on advances from the FHLB were as follows for the year ended March 31:

                                                       In Thousands
                                               -----------------------------
                                                 2006       2005       2004
                                               -------    -------    -------
Maximum outstanding at any month-end          $149,000   $129,500    $64,500
Average outstanding                            134,070     89,820     56,318
Weighted average interest rates:
 Annual                                           3.86%      3.26%      4.06%
                                                  ====       ====       ====
 End of year                                      4.39%      3.28%      3.84%
                                                  ====       ====       ====

The Bank also has other borrowed funds in the form of retail repurchase agreements. These agreements are collateralized by securities held by a safekeeping agent not under control of the Bank. These advances are considered overnight borrowings bearing interest rates that fluctuate daily based on current market rates. The Bank had $10,804,693 and $5,773,338 outstanding as of March 31, 2006 and 2005, respectively.

At March 31, 2006 and 2005, respectively, U.S. government agency and corporate debt securities of $14,261,377 and $9,383,333 were pledged as collateral for retail repurchase agreements.

NOTE 10 - INCOME TAX

A reconciliation of the Company's income tax provision to the statutory federal income tax rate for the years ended March 31 is as follows:

                                              2006       2005         2004
                                           ---------   ---------   ---------
Provision for income tax at the statutory
 rate of 35 percent                       $7,895,255  $6,451,195  $6,721,000
Increase (decrease) in tax resulting from:
 Nontaxable income                          (538,803)   (639,726)   (354,380)
 Nondeductible expense                        15,281      12,759       6,041
 Dividends received deduction                (48,766)    (34,469)    (53,000)
 Other, net                                 (420,117)   (420,344)     12,506
                                           ---------   ---------   ---------
Income tax provision                      $6,902,850  $5,369,415  $6,332,167
                                           =========   =========   =========

------------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 10 - INCOME TAX (Continued)

The nature and components of the Company's net deferred tax assets (liabilities), established at an estimated tax rate of 35% and 34.25%, respectively, are as follows at March 31:

                                                          2006         2005
                                                       ---------    ---------
Deferred Tax Assets
 Deferred compensation agreements                     $  659,000   $  624,000
 Deferred loan fees for financial reporting in excess
  of amounts deferred for tax purposes                         -    1,225,000
 Financial reporting loan loss reserve not
  recognized for tax purposes                          4,636,000    3,927,000
 Financial reporting accrued expenses not
  recognized for tax purposes                            264,000      234,000
 Other deferred tax assets                               708,000      215,000
                                                       ---------    ---------
   Total deferred assets                               6,267,000    6,225,000
                                                       ---------    ---------
Deferred Tax Liabilities
 Deferred loan fees for tax purposes in excess of
  amounts deferred for financial reporting              (275,000)           -
 Tax effect of unrealized gains on available-for-
  sale securities                                     (1,849,178)  (1,803,663)
 FLHB stock dividends                                   (793,000)    (776,000)
 Other deferred tax liabilities                       (1,096,112)  (1,346,112)
                                                       ---------    ---------
   Total deferred liabilities                         (4,013,290)  (3,925,775)
                                                       ---------    ---------
   Net deferred tax assets (liabilities)              $2,253,710   $2,299,225
                                                       =========    =========

The Company believes, based upon the available evidence, that all deferred assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

NOTE 11 - BENEFIT PLANS

Deferred Compensation Plan - The Company has entered into deferred compensation agreements with certain of its officers. The agreements provide for additional retirement benefits payable over a 12 to 20 year period following retirement. In connection with these agreements, the Company has acquired life insurance policies on the individual officers covered by the deferred compensation agreements. At March 31, 2006 and 2005, the cash surrender values of these policies included in Other Assets aggregated $1,828,884 and $2,389,722, respectively.

The Company performs a present value calculation using an appropriate discount rate on an annual basis to ensure that those obligations are adequately estimated in the accompanying financial statements. The discount rate was 2.72%, 3.00%, and 3.50% in 2006, 2005, and 2004, respectively. Deferred compensation expense amounted to $137,500, $150,000 and $150,000 in 2006, 2005, and 2004, respectively.

Employee Incentive Plan - The Company has an incentive plan with employees meeting certain service requirements. Payments made to employees pursuant to the plan are based upon earnings, growth in deposits and loans and attainment of certain corporate objectives. Costs of the plan were $2,058,000, $1,347,000, and $1,657,000 for the years ended March 31 2006, 2005, and 2004, respectively.

Employee Stock Ownership Plan - The Company has a noncontributory employee stock ownership plan ("ESOP") for those employees who have completed a minimum of two years of service. The Company's contribution is determined annually by the Board of Directors. Participants receive distributions from the ESOP only in the event of retirement, disability or termination of employment. The primary purpose of the ESOP is to acquire shares of the Company's common stock on behalf of ESOP participants.

------------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 11 - BENEFIT PLANS (Continued)

In April 1996, the Company issued a new loan to the ESOP in the amount of $500,000, to purchase 40,000 shares of common stock in the open market. The loan is to be repaid over a period of ten years, with annual payments including interest due on March 31. The ESOP shares initially were pledged as collateral for its debt. As the obligation is reduced, shares are released from collateral and allocation to the participants' accounts at a rate of 10% a year. In May 1997, the Company issued a 15% stock dividend which added an additional 5,400 shares to the unallocated ESOP shares. In May 1999, the Company made an additional loan to the ESOP in the amount of $154,725, to purchase 12,500 shares of common stock in the open market. The loan is to be repaid over seven years with annual payments including interest due March 31. In April 2001, the Company issued a 15% stock dividend which added an additional 4,789 shares to the unallocated ESOP shares. In July 2002, the Company issued a 25% stock split which added an additional 7,342 shares to the unallocated ESOP shares. Shares released for allocation were 9,175 for the year ended March 31, 2006 and 9,180 for the years ended March 31, 2006, 2005, and 2004. The ESOP shares relating to the loans outstanding as of March 31 were as follows:

                                              2006        2005        2004
                                             ------     -------     -------
Number of shares
 Allocated shares                            84,093      74,918      65,738
 Unallocated shares                               -       9,175      18,355
                                             ------     -------     -------
   Total ESOP shares                         84,093      84,093      84,093
                                             ======     =======     =======
Fair value
 Unallocated shares                         $     -    $171,206    $340,118
                                             ======     =======     =======

Dividends paid on unallocated shares of stock are reinvested and the new shares purchased are allocated to the participants. Compensation expense for the ESOP plan is based upon the fair value of shares committed to be released each year.

401(k) Plan - Effective January 1, 1993, the Company adopted a defined contribution 401(k) retirement and savings plan (the "Plan") covering substantially all employees. The Company contributes three percent of participating employee's eligible salary to the Plan and a discretionary amount determined annually by the Board of Directors. Total contributions to the Plan amounted to $500,000, $450,000, and $430,000 for the years ended March 31, 2006, 2005, and 2004, respectively.

NOTE 12 - STOCKHOLDERS' EQUITY

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

Quantitative measures are established by regulation to ensure capital adequacy, require maintenance of minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of March 31, 2006, that each entity meets all capital adequacy requirements to which they are subject.

As of March 31, 2006, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-ased, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

------------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

                                                                 To Be Well
                                                                Capitalized
                                                                Under Prompt
                                              For Capital        Corrective
                                               Adequacy            Action
                               Actual          Purposes          Provisions
                           --------------    --------------    --------------
                           Amount   Ratio    Amount   Ratio    Amount   Ratio
                           ------   -----    ------   -----    ------   -----
As of March 31, 2006
(in thousands)
 Total Capital
  (to Risk Weighted Assets)
   Consolidated           $124,523  12.63%   $78,861  >8.00%     N/A
   Horizon Bank           $124,365  12.62%   $78,861  >8.00%  $98,576 >10.00%
 Tier I Capital
  (to Risk Weighted Assets)
   Consolidated           $109,435  11.10%   $39,431  >4.00%    N/A
   Horizon Bank           $109,277  11.09%   $39,430  >4.00%   59,146  >6.00%
 Tier I Capital
  (to Average Assets)
   Consolidated           $109,435  10.03%   $43,655  >4.00%    N/A
   Horizon Bank           $109,277  10.02%   $43,633  >4.00%  $54,541  >5.00%


                                                                 To Be Well
                                                                Capitalized
                                                                Under Prompt
                                              For Capital        Corrective
                                               Adequacy            Action
                               Actual          Purposes          Provisions
                           --------------    --------------    --------------
                           Amount   Ratio    Amount   Ratio    Amount   Ratio
                           ------   -----    ------   -----    ------   -----
As of March 31, 2005
(in thousands)
 Total Capital
  (to Risk Weighted Assets)
   Consolidated           $116,231  13.68%   $67,978  >8.00%    N/A
   Horizon Bank           $116,211  13.68%   $67,978  >8.00%  $84,972 >10.00%
 Tier I Capital
  (to Risk Weighted Assets)
   Consolidated           $103,069  12.13%   $33,989 >4.00%     N/A
   Horizon Bank           $103,049  12.13%   $33,989 >4.00%   $50,983  >6.00%
 Tier I Capital
  (to Average Assets)
   Consolidated           $103,069  10.83%   $38,080 >4.00%      N/A
   Horizon Bank           $103,049  10.82%   $38,080 >4.00%   $47,601  >5.00%

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

Stock Repurchase Plans - In October 2002, the Company announced a plan to repurchase up to 1,065,000 shares, or approximately 10% of the Company's outstanding common stock. During fiscal 2003, 195,700 shares were repurchased and subsequently retired under this plan at a cost of $2,772,168. During fiscal 2004, 162,400 shares were repurchased and subsequently retired under this plan at a cost of $2,698,586. In September 2003, the Company announced a plan to repurchase up to 1,050,000 shares, or approximately 10% of the Company's outstanding common stock. During fiscal 2004, 151,840 shares were repurchased and subsequently retired under this plan at a cost of $2,754,286. In total, the Company repurchased 314,240 shares and subsequently retired at a cost of $5,452,872. In March 2004, the Company announced a plan to repurchase up to 1,040,000 shares, or approximately 10% of the Company's outstanding common stock. During fiscal 2005, 450,880 shares were repurchased and subsequently retired


------------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

at a cost of $8,687,765. In March 2005, the Company announced a plan to repurchase up to 1,000,000 shares, or approximately 10% of the Company's outstanding common stock. During fiscal 2006, 212,852 shares were repurchased and subsequently retired at a cost of $4,377,704. All share information has been restated to reflect stock splits and dividends.

Stock Option and Award Plans - The Company may grant options and/or awards for a maximum of 750,000 shares of authorized common stock to certain officers and
key employees under the 2005 Incentive Stock Plan.   The activity during the
year ended March 31, 2005 was under the 1995 Stock Option and Incentive Plan, which allowed for a maximum of 595,125 shares, as restated, of authorized common stock to be awarded. Options and awards are granted at no less than fair market value and may or may not vest immediately upon issuance based on the terms established by the Board of Directors. Options and awards are generally exercisable within one to five years from date of grant and expire after ten years.

                                 Shares of Common Stock    Weighted Average of
                                 -----------------------   -------------------
                                 Available for    Under    Exercise Price of
                                 Option/Award     Plan     Shares Under Plan
                                 -------------  --------   -----------------
Balance, March 31, 2004             $ 9,595     $307,465
 Authorized                               -            -
 Granted                            (12,500)      12,500    $17.96 - 21.430
 Exercised                                -      (97,117)   $ 4.19 - 14.625
 Lapsed                               2,945       (2,945)   $ 4.19 - 14.625
 Expired                                (40)           -
                                    -------      -------
Balance, March 31, 2005                   -      219,903
 Authorized                         750,000            -
 Restricted stock awards            (10,080)
 Granted                            (15,080)      15,080    $20.46 - 22.150
 Exercised                                -      (80,621)   $ 6.46 - 21.425
 Lapsed                               3,178       (3,178)   $ 6.46 - 21.425
 Expired                             (3,030)           -
                                    -------      -------
Balance, March 31, 2006            $724,988     $151,184
                                    =======      =======

                       Options Outstanding           Options Exercisable
             -------------------------------------  ----------------------
                           Weighted
                           Average       Weighted
 Range of                  Remaining     Average                  Average
 Exercise    Number        Contractual   Exercise   Number        Exercise
 Prices      Outstanding   Life          Price      Exercisable   Price
 ---------   -----------  ------------   --------   -----------   --------
 $ 5 to $10   93,752       3.497 years   $  7.57        93,753    $  7.57
 $10 to $15   33,000       6.372 years   $ 11.66        24,751    $ 11.66
 $15 to $20    7,500       8.937 years   $ 19.11         3,500    $ 19.19
 $20 to $25   16,932       9.417 years   $ 20.84           500    $ 21.42

At March 31, 2006, 876,172 shares of common stock were reserved for issuance pursuant to stock plans and options.


-----------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 13 - EARNINGS PER SHARE

The numerators and denominators of basic and diluted earnings per share are as follows:

                                             2006        2005        2004
                                          ----------  ----------  ----------

Net income (numerator)                   $15,655,021 $13,062,574 $12,866,368
Shares used in the calculation
(denominators)
 Basic earnings per weighted
  average share outstanding                9,937,600  10,212,190  10,480,785
 Effect of dilutive stock options             96,676     149,843     205,260
                                          ----------  ----------  ----------
 Diluted shares                          $10,034,276 $10,362,033 $10,686,045
                                          ==========  ==========  ==========
Basic earnings per share                      $ 1.57      $ 1.28      $ 1.23
                                              ======      ======      ======
Diluted earnings per share                    $ 1.56      $ 1.26      $ 1.20
                                              ======      ======      ======

At March 31, 2006, 2005, and 2004, there were options to purchase 151,184, 219,903, and 307,465 shares of common stock outstanding. As of March 31, 2006, 2005, and 2004, all options to purchase shares of common stock were included in the diluted net income per share calculation.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

Long-Term Lease Commitments - The Company has entered into lease agreements for certain parcels of land and branch offices. Future noncancelable lease payments under these agreements are as follows for the years ending March 31:

        2007                 $ 241,856
        2008                   224,744
        2009                   107,097
        2010                    67,260
        2011                    63,600
        Thereafter             118,645
                              --------
                             $ 823,202
                              ========

Rent expense charged to operations was $293,947, $266,606, and $248,661 for the years ended March 31, 2006, 2005, and 2004.

NOTE 15 - RELATED PARTY TRANSACTIONS

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

-----------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 15 - RELATED PARTY TRANSACTIONS (Continued)

The aggregate balances and activity during 2006, 2005, and 2004 are as follows and were within regulatory limitations:
                                           2006         2005         2004
                                        ----------   ----------   ----------

Balance, beginning of year             $14,546,791  $15,690,253  $19,851,634
New loans or advances                    9,042,488    4,880,489    7,572,429
Repayments                              (7,998,539)  (6,023,951) (11,733,810)
                                        ----------   ----------   ----------
Balance, end of year                   $15,590,740  $14,546,791  $15,690,253
                                        ==========   ==========   ==========
Interest earned on loans               $ 1,074,469  $ 1,050,208  $ 1,080,891
                                        ==========   ==========   ==========

Deposits from related parties totaled approximately $3,822,000, $3,674,000 and $1,663,000 at March 31, 2006, 2005, and 2004, respectively.

The Company leases office space from a limited partnership in which one of the Company's directors is a part owner. Lease expense for this office space was $177,000 for the fiscal year ended March 31, 2006. The future commitments related to this lease are included in the totals disclosed in Note 14 regarding Long-Term Lease Commitments.

NOTE 16 - SIGNIFICANT GROUP CONCENTRATIONS OF CREDIT RISK

Most of the Bank's business activity is with customers located within Whatcom, Skagit, Snohomish, and Pierce Counties. Investments in state and municipal securities involve governmental entities within the state of Washington. The Bank originates commercial, real estate, and consumer loans. Generally, loans are secured by deposit accounts, personal property, or real estate. Rights to collateral vary and are legally documented to the extent practicable. Although the Bank has a diversified loan portfolio, local economic conditions may affect borrowers' ability to meet the stated repayment terms.

NOTE 17 - FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance-sheet risk (loan commitments) in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. Loan commitments involve, to varying degrees, elements of credit and interest- rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those commitments reflect the extent of the Bank's exposure to credit loss from these commitments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may not be drawn upon to the total extent to which the Company is committed.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to 100% of the commitment amount at March 31, 2006.

-----------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 17 - FINANCIAL INSTRUMENTS (Continued)

The Bank has not been required to perform on any financial guarantees and has not incurred any losses on its commitments for the years ended March 31, 2006, 2005, and 2004.

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding at March 31:

                                                    2006          2005
                                                -----------   -----------
Commitments to extend credit                   $286,188,167  $219,646,651
Credit card arrangements                          9,774,729     9,087,129
Standby letters of credit                         5,237,171     1,824,000

NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of the following classes of financial instruments:

Cash Equivalents and Interest-Bearing Deposits - Due to the relatively short period of time between the origination of these instruments and their expected realization, the carrying amount is estimated to approximate market value.

Investment and Mortgage-Backed Securities - Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Federal Home Loan Bank Stock - FHLB Stock is carried at $100 par value. This investment is considered restricted, as a minimum investment must be maintained in order to obtain borrowing commitments from FHLB. The Company may redeem its investment only at par value, which is used as the estimated market value.

Loan Receivables and Investment in Real Estate in a Joint Venture - For certain homogeneous categories of loans, such as those written to FHLMC standards, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

Loans Held for Sale - The fair value of loans held for sale is based on the estimated value at which the loans could be sold in the secondary market.

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


------------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of the Bank's financial instruments at March 31, are as follows:

                                       2006                      2005
                             -----------------------   -----------------------
                              Carrying                  Carrying
                               Amount     Fair Value     Amount     Fair Value
                             ----------   ----------   ----------   ----------
Financial Assets
 Cash and cash equivalents  $24,190,455  $24,190,455  $23,250,411  $23,250,411
 Investment securities       60,506,738   60,511,342   72,194,590   72,207,903
 Mortgage-backed securities  23,832,720   23,847,331   19,395,576   19,436,768
 Interest-bearing deposits    9,439,105    9,439,105    3,907,349    3,907,349
 Federal Home Loan Bank
  stock                       7,247,400    7,247,400    7,217,900    7,217,900
 Loans receivable           918,510,043  912,192,000  804,980,578  803,378,000
 Loans held-for-sale          5,251,440    5,251,440    4,068,859    4,068,859
 Investment in real estate
  in a joint venture         16,927,899   16,927,899   17,204,265   17,204,265
 Accrued interest and
  dividends receivable        5,185,152    5,185,152    4,498,756    4,498,756

Financial Liabilities
 Demand and savings
  deposits                  348,227,359  348,227,359  322,394,890  322,394,890
 Time deposits              486,071,730  483,554,646  424,454,521  414,263,468
 Accounts payable and other
  liabilities                 4,917,849    4,917,849    4,683,923    4,683,923
 Accrued interest payable     2,001,825    2,001,825      886,148      886,148
 Other borrowed funds       141,560,791  139,925,916  119,066,193  117,781,243
 Borrowing related to
  investment in real estate
  in a joint venture         18,275,909   18,275,909   16,720,745   16,720,745

NOTE 19 - PARENT COMPANY (ONLY) FINANCIAL INFORMATION

Condensed balance sheet at March 31:

                                            In Thousands
                                        -------------------
                                          2006       2005
                                        --------   --------
    Cash                              $     151   $      30
    Investment in Bank                  113,165     107,004
    Other assets                          1,442       1,355
                                       --------    --------
                                      $ 114,758   $ 108,389
                                       ========    ========

    Other liabilities                 $   1,435   $   1,365
    Stockholders' equity                113,323     107,024
                                       --------    --------
                                      $ 114,758   $ 108,389
                                       ========    ========

------------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 19 - PARENT COMPANY (ONLY) FINANCIAL INFORMATIONN (Continued)

Condensed statement of income for the years ended March 31, 2006, 2005, and
2004:
                                                         In Thousands
                                                   --------------------------
                                                    2006      2005      2004
Income                                             ------    ------    ------
 Cash dividends from Bank subsidiary              $ 9,981  $ 14,081   $ 9,028
 Interest                                               2         3         5
                                                  -------   -------   -------
   Total income                                     9,983    14,084     9,033
                                                  -------   -------   -------
Expenses
 Compensation                                         164       126       108
 Other                                                346       237       239
                                                  -------   -------   -------
   Total expenses                                     510       363       347
Income before equity in undistributed income of   -------   -------   -------
 subsidiary and benefit equivalent to income taxes  9,473    13,721     8,686
Benefit equivalent to income taxes                    178       123       118
Income before equity in undistributed income of   -------   -------   -------
 subsidiary                                         9,651    13,844     8,804
Equity in undistributed income of subsidiary        6,004      (781)    4,062
                                                  -------   -------   -------
   Net income                                     $15,655   $13,063   $12,866
                                                  =======   =======   =======


                                                    2006      2005      2004
Cash flows from operating activities              -------   -------   -------
 Net income                                       $15,655   $13,063   $12,866
Adjustments to reconcile net income to net
 cash flows from operating activities
  Equity in undistributed income of subsidiary     (6,004)      781    (4,062)
  Other operating activities                          (66)     (345)     (271)
                                                  -------   -------   -------
   Net cash flows from operating activities         9,585    13,499     8,533
Cash flows from investing activities              -------   -------   -------
 Other investing activities                            22        22        22
                                                  -------   -------   -------
   Net cash flows from investing activities            22        22        22
Cash flows from financing activities              -------   -------   -------
 Sale of common stock                                 464       497       926
 Dividends paid                                    (5,572)   (5,328)   (4,458)
 Treasury stock purchased                          (4,378)   (8,688)   (5,453)
                                                  -------   -------   -------
   Net cash flows from financing activities        (9,486)  (13,519)   (8,985)
                                                  -------   -------   -------
Net change in cash                                    121         2      (430)
Cash, beginning of year                                30        28       458
                                                  -------   -------   -------
Cash, end of year                                 $   151   $    30   $    28
                                                  =======   =======   =======

------------------------------------------------------------------------------

                                                     HORIZON FINANCIAL CORP.
                                               NOTES TO FINANCIAL STATEMENTS
                                              MARCH 31, 2006, 2005, AND 2004
------------------------------------------------------------------------------

NOTE 20 - SELECTED QUARTERLY FINANCIAL DATA (IN THOUSANDS) (UNAUDITED)

                                          Year Ended March 31, 2006
                              -----------------------------------------------
                              1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                              ----------- ----------- ----------- -----------
Interest income                 $15,536     $16,666     $18,194     $18,992
Interest expense                  5,262       5,908       6,604       7,122
                                 ------      ------      ------      ------
Net interest income              10,274      10,758      11,590      11,870
Provision for loan losses           725         750         800         300
Noninterest income                1,766       1,721       1,746       1,189
Noninterest expense               6,087       6,273       6,736       6,686
Income before provision for      ------      ------      ------      ------
  income tax                      5,228       5,456       5,800       6,073
Provision for income tax          1,516       1,661       1,817       1,909
                                 ------      ------      ------      ------
Net income                      $ 3,712     $ 3,795     $ 3,983     $ 4,164
                                 ======      ======      ======      ======

Basic earnings per share
 (adjusted for stock splits
  and dividends)                 $ 0.37      $ 0.38      $ 0.40      $ 0.42
                                 ======      ======      ======      ======
Diluted earnings per share
 (adjusted for stock splits
  and dividends)                 $ 0.37      $ 0.38      $ 0.40      $ 0.42
                                 ======      ======      ======      ======

                                          Year Ended March 31, 2005
                              -----------------------------------------------
                              1st Quarter 2nd Quarter 3rd Quarter 4th Quarter
                              ----------- ----------- ----------- -----------
Interest income                $ 12,178    $ 12,890    $ 13,294    $ 13,819
Interest expense                  3,731       3,881       4,086       4,446
                                 ------      ------      ------      ------
Net interest income               8,447       9,009       9,208       9,373
Provision for loan losses           300         325         350         725
Noninterest income                1,769       1,775       1,580       1,393
Noninterest expense               5,214       5,713       5,815       5,681
                                 ------      ------      ------      ------
Income before provision for
 income tax                       4,702       4,746       4,623       4,360
Provision for income tax          1,428       1,439       1,399       1,103
                                 ------      ------      ------      ------
Net income                      $ 3,274     $ 3,307     $ 3,224     $ 3,257
                                 ======      ======      ======      ======
Basic earnings per share
 (adjusted for stock splits
  and dividends)                  $0.32       $0.32       $0.32       $0.32
                                 ======      ======      ======      ======
Diluted earnings per share
 (adjusted for stock splits
  and dividends)                  $0.31       $0.32       $0.31       $0.32
                                 ======      ======      ======      ======

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


-----------------------------------------------------------------------------

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

     (b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2006, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Corporation continued, however, to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls. The Corporation does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

     (c) Management's Annual Report on Internal Control over Financial Reporting. Management's report and the independent registered public accounting firm's attestation report are included in Item 8 of this Annual Report on Form 10-K for the year ended March 31, 2006 under the captions entitled "Management's Annual Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm."

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

Item 9B.  Other Information
---------------------------

     There was no information to be disclosed by the Corporation in a current report on Form 8-K during the fourth quarter of fiscal 2006 that was not so disclosed.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

     For information regarding the executive officers of the Corporation and the Bank, see the information contained herein under the section captioned "Item 1. Business - Personnel - Executive Officers of the Registrant."

Audit Committee Financial Expert

     The Audit Committee of the Corporation is composed of Directors Fred R. Miller (Chairman), James A. Strengholt and Robert C. Tauscher. Each member of the Audit Committee is "independent" as defined in the Nasdaq Stock Market listing standards. The Corporation's Board of Directors has determined that there is no "audit committee financial expert," as defined in the SEC's Regulation S-K. The Board believes that the current members of the Audit Committee are qualified to serve based on their experience and background.

Code of Ethics

     The Board of Directors have adopted Officer and Director Codes of Ethics. The Codes are applicable to each of the Corporation's directors and officers, including the principal executive officer and senior financial officers, and requires individuals to maintain the highest standards of professional
conduct.   A copy of the Code of Ethics applicable to the principal executive officer and senior financial officers was filed as an exhibit to the Corporation's Annual Report on Form 10-K for the year ended March 31, 2004. The Corporation has not made the Codes of Ethics available on its website.
The Corporation will provide a copy of the Codes of Ethics free of charge upon request.

Compliance with Section 16(a) of the Exchange Act

     The information contained under the section captioned "Section 16 (a) Beneficial Ownership Reporting Compliance" is included in the Corporation's Proxy Statement and is incorporated herein by reference.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
----------------------------------------------------------------------------
          Related Stockholder Matters
          ---------------------------

     (a)     Security Ownership of Certain Beneficial Owners.

     The information contained under the section captioned "Security Ownership of Certain Beneficial Owners and Management" is included in the Corporation's Proxy Statement and is incorporated herein by reference.

     (b)     Security Ownership of Management.

     The information contained under the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Proposal I -- Election of Directors" is included in the Corporation's Proxy Statement and are incorporated herein by reference.

     (c)     Changes In Control

     The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

     (d)     Equity Compensation Plan Information

     The following table summarizes share and exercise price information about the Corporation's equity compensation plans as of March 31, 2006.

                                                                 Number of
                                                                securities
                                                                 remaining
                                                               available for
                         Number of                           future issuance
                         securities                            under equity
                        to be issued      Weighted-average     compensation
                       upon exercise of   exercise price     plans (excluding
                         outstanding      of outstanding        securities
                      options, warrants  options, warrants     reflected in
Plan category             and rights        and rights          column (a))
--------------------  -----------------  -----------------  ------------------
                             (a)                (b)                 (c)
Equity compensation
 plans approved by
 security holders:
  1995 Stock Option
   and Incentive
   Plan...............     136,252             $ 9.40               --
  2005 Incentive
   Stock Plan.........      14,932              20.76          724,988

Equity compensation
 plans not approved by
 security holders.....          --                 --               --
                           -------             ------          -------

   Total..............     151,184              10.52          724,988
                           =======             ======          =======

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

        10.3   1986 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on
               Form S-8 (File No. 33-99780))
        10.4   1995 Stock Option Plan (incorporated by reference to Exhibit
               99.2 to the Registrant's Registration Statement on Form S-8
               (File No. 33-99780))
        10.5   Bank of Bellingham 1993 Employee Stock Option Plan
               (incorporated by reference to Exhibit 99 to the Registrant's
               Registration Statement on Form S-8 (File No. 33-88571))
        10.6   Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002)
        10.7   Severance Agreement with Richard P. Jacobson (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended June 30, 2002)
        10.8   Severance Agreement with Steve Hoekstra (incorporated by
               reference to the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended June 30, 2002)
        10.9   Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File
               No. 333-127178))
        10.10  Form of Incentive Stock Option Award Agreement under the 2005
               Stock Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated
               July 27, 2005)
        10.11  Form of Non-qualified Stock Option Award Agreement under the
               2005 Stock Incentive Plan (incorporated by reference to Exhibit
               99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
        10.12  Form of Restricted Stock Award Agreement under the 2005 Stock
               Incentive Plan (incorporated by reference to Exhibit 99.1
               contained in the Registrant's Current Report on Form 8-K dated
               July 27, 2005)
        14     Code of Ethics (incorporated by reference to the Registrant's
               Annual Report on Form 10-K for the year ended March 31, 2004)
        21     Subsidiaries of the Registrant
        23     Consent of Moss Adams LLP, Independent Registered Public
               Accounting Firm
        31.1   Certification of Chief Executive Officer Pursuant to Section
               302 of the Sarbanes-Oxley Act
        31.2   Certification of Chief Financial Officer Pursuant to Section
               302 of the Sarbanes-Oxley Act
        32     Certification of Chief Executive Officer and Chief Financial
               Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

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

                                       HORIZON FINANCIAL CORP.

Date:  June 9, 2006                    By:  /s/V. Lawrence Evans
                                          ------------------------------
                                          V. Lawrence Evans
                                          Chairman of the Board,
                                          Chief Executive Officer, and
                                          President
                                          (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/V. Lawrence Evans              By:  /s/Robert C. Diehl
     ------------------------------         ----------------------------
     V. Lawrence Evans                      Robert C. Diehl
     Chairman of the Board,                 Director
     Chief Executive Officer,
     and President

     Date:   June 9, 2006                   Date:   June 9, 2006


By:  /s/Richard P. Jacobson            By:  /s/Fred R. Miller
     ------------------------------         ----------------------------
     Richard P. Jacobson                    Fred R. Miller
     Principal Financial Officer            Director

     Date:  June 9, 2006                    Date:   June 9, 2006


By:  /s/Dennis C. Joines               By:  /s/James A. Strengholt
     ------------------------------         ----------------------------
     Dennis C. Joines                       James A. Strengholt
     President, Chief Operating             Director
     Officer and Director of
     Horizon Bank, and Executive
     Vice President and Director
     of Horizon Financial Corp.

     Date:  June 9, 2006                    Date:  June 9, 2006


By:  /s/Kelli J. Holz                  By:  /s/Robert C. Tauscher
     ------------------------------         ----------------------------
     Kelli J. Holz                          Robert C. Tauscher
     Principal Accounting Officer           Director

     Date: June 9, 2006                     Date: June 9, 2006

By:  /s/Richard R. Haggen              By:  /s/Gary E. Goodman
     ------------------------------         ----------------------------
     Richard R. Haggen                      Gary E. Goodman
     Director                               Director

     Date: June 9, 2006                     Date: June 9, 2006

                                 EXHIBIT INDEX


Exhibit 21     Subsidiaries of the Registrant

Exhibit 23 Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

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

(b)  Wholly-owned subsidiary of Horizon Bank.

                                   Exhibit 23

         Consent of Independent Registered Public Accounting Firm

MOSS-ADAMS LLP
------------------------------------------------------------------------------
CERTIFIED PUBLIC ACCOUNTANTS

                                                                  Exhibit 23


         CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Horizon Financial Corp.

We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-99780) of Horizon Financial Corp. pertaining to the 1995 Stock Option Plan and the Registration Statement on Form S-8 (No. 333-127178) pertaining to the Horizon Financial Corp. 2005 Incentive Stock Plan; of our report dated June 9, 2006 relating to the consolidated statement of financial condition of Horizon Financial Corp. as of March 31, 2006 and 2005, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2006, and our report dated June 9, 2006, with respect to Horizon Financial Corp. management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Horizon Financial Corp., for the year ended March 31, 2006.

/s/Moss Adams LLP

Bellingham, Washington
June 9, 2006

                                Exhibit 31.1

                           Certification Required
     by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, V. Lawrence Evans, certify that:

1    I have reviewed this Annual Report on Form 10-K of Horizon Financial
     Corp.;

2 Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3 Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4 The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5 The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: June 9, 2006
                                      /s/V. Lawrence Evans
                                      -------------------------------------
                                      V. Lawrence Evans
                                      Chief Executive Officer and President

                                 Exhibit 31.2

                           Certification Required
     by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Richard P. Jacobson, certify that:

1    I have reviewed this Annual Report on Form 10-K of Horizon Financial
     Corp.;

2 Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3 Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4 The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

     c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5 The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

Date: June 9, 2006
                                        /s/Richard P. Jacobson
                                        -----------------------------
                                        Richard P. Jacobson
                                        Chief Financial Officer

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

Dated: June 9, 2006