Form 10-Q
period 2006-06-30
HORIZON FINANCIAL CORP
filed 2006-08-09
CIK 1002682

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

                                (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT of 1934

                For the quarterly period ended June 30, 2006
                                               -------------
                                     OR

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated file" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer      Accelerated filer  X   Non-accelerated filer
                        ---                    ---                        ---


Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act).

                                   YES      NO  X
                                       ---     ---
As of August 1, 2006, 9,828,615 common shares, $1.00 par value, were outstanding.

                        HORIZON FINANCIAL CORP.

INDEX                                                                   PAGE
-----                                                                   ----

PART 1    FINANCIAL INFORMATION

Item 1    Financial Statements

          Consolidated Statements of Financial Position                   3

          Consolidated Statements of Income                               4

          Consolidated Statements of Stockholders' Equity                 5

          Consolidated Statements of Cash Flows                           6

          Selected Notes to Consolidated Financial Statements            7-10

Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         11-19

Item 3    Quantitative and Qualitative Disclosures About
            Market Risk                                                  19

Item 4    Controls and Procedures                                       19-20


PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                              21

Item 1A.  Risk Factors                                                   21

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds    21

Item 3    Defaults Upon Senior Securities                                21

Item 4    Submission of Matters to a Vote of Security Holders            21

Item 5    Other Information                                              21

Item 6    Exhibits                                                       22

          SIGNATURES                                                     23

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)

                           HORIZON FINANCIAL CORP.
          Consolidated Statements of Financial Position (unaudited)

                               ASSETS
                                                      June 30,      March 31,
(In thousands, except share data)                       2006          2006
                                                     ----------    ----------

Cash and cash equivalents                              $ 33,338      $ 24,190
Interest-bearing deposits                                 4,272         9,439
Investment securities
 Available-for-sale                                      59,680        60,137
 Held-to-maturity                                           370           370
Mortgage-backed securities
 Available-for-sale                                      26,066        23,351
 Held-to-maturity                                           390           482
Federal Home Loan Bank Stock                              7,247         7,247
Loans receivable, net of allowance of loan losses of
 $14,854 at June 30 and $14,184 at March 31             987,307       918,510
Loans held for sale, at fair value                        3,442         5,252
Investment in real estate in a joint venture             16,968        16,928
Accrued interest and dividends receivable                 5,835         5,185
Bank premises and equipment, net                         27,718        26,317
Deferred income tax receivables                           2,475         2,254
Income tax receivable                                      -              808
Other assets                                             15,672         6,258
                                                     ----------    ----------
TOTAL ASSETS                                         $1,190,780    $1,116,728
                                                     ==========    ==========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                             $  892,133    $  834,299
Accounts payable and other liabilities                    4,789         6,919
Other borrowed funds                                    157,135       141,561
Borrowing related to investment in real estate in
 a joint venture                                         18,730        18,276
Advances by borrowers for taxes and insurance               188           467
Income tax currently payable                              1,527          -
Deferred compensation                                     1,877         1,883
                                                     ----------    ----------
     Total liabilities                                1,076,379     1,003,405
                                                     ----------    ----------

COMMITMENTS AND CONTINGENCIES                              -             -

STOCKHOLDERS' EQUITY
 Serial preferred stock, $1 par value, 10,000,000
   shares, authorized; none issued or outstanding          -             -
 Common stock, $1 par value, 30,000,000 shares
   authorized; 9,827,753 and 9,898,168 issued and
   outstanding, respectively                              9,828         9,898
 Additional paid-in capital                              53,738        54,116
 Retained earnings                                       47,900        45,991
 Accumulated other comprehensive income, net of tax       2,935         3,318
                                                     ----------    ----------
     Total stockholders' equity                         114,401       113,323
                                                     ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,190,780    $1,116,728
                                                     ==========    ==========

             (See Notes to Consolidated Financial Statements)
3

                           HORIZON FINANCIAL CORP.
                Consolidated Statements of Income (unaudited)

                                                        Three months ended
                                                              June 30,
(In thousands, except share data)                         2006         2005
                                                     ----------    ----------

INTEREST INCOME
 Interest on loans                                   $   20,170    $   14,703
Interest on investments and mortgage-backed securities    1,013           833
                                                     ----------    ----------
   Total interest income                                 21,183        15,536
                                                     ----------    ----------
INTEREST EXPENSE
 Interest on deposits                                     6,591         4,163
 Interest on other borrowings                             1,910         1,099
                                                     ----------    ----------
   Total interest expense                                 8,501         5,262
                                                     ----------    ----------
   Net interest income                                   12,682        10,274

PROVISION FOR LOAN LOSSES                                   700           725
                                                     ----------    ----------
   Net interest income after provision for loan losses   11,982         9,549
                                                     ----------    ----------
NONINTEREST INCOME
 Service fees                                               867           746
 Other                                                      372           667
 Net gain on sales of loans - servicing released            225           297
 Net gain on sales of loans - servicing retained              5            14
 Net gain on sale of investment securities                    5            42
                                                     ----------    ----------
   Total noninterest income                               1,474         1,766
                                                     ----------    ----------
NONINTEREST EXPENSE
 Compensation and employee benefits                       3,867         3,432
 Building occupancy                                         953           819
 Other expenses                                           1,338         1,448
 Data processing                                            217           218
 Advertising                                                175           170
                                                     ----------    ----------
   Total noninterest expense                              6,550         6,087
                                                     ----------    ----------

NET INCOME BEFORE PROVISION FOR INCOME TAX                6,906         5,228

PROVISION FOR INCOME TAX                                  2,324         1,516
                                                     ----------    ----------
NET INCOME                                           $    4,582    $    3,712
                                                     ==========    ==========

BASIC EARNINGS PER SHARE                                $  0.46       $  0.37

DILUTED EARNINGS PER SHARE                              $  0.46       $  0.37

                  (See Notes to Consolidated Financial Statements)
4


                                HORIZON FINANCIAL CORP.
                         Consolidated Statements of Stockholders' Equity
                            Three Months Ended June 30, 2006 and 2005
                                           (unaudited)

                                 Common Stock                                                   Accumulated
                             ----------------------    Additional                  Unearned       Other
(In thousands,               Number of                  Paid-In      Retained        ESOP      Comprehensive
except share data)            Shares       At Par       Capital      Earnings       Shares     Income (Loss)
                             ---------  -----------   -----------   -----------    ---------   -------------

BALANCE, March 31, 2005       10,038      $ 10,038     $ 54,737      $38,939        $  (72)      $  3,382
Comprehensive income
 Net income                        -             -            -        3,712             -              -
Other comprehensive income
 Change in unrealized
  losses on available-for-
  sale securities, net
  taxes of $143                    -             -            -            -             -            277
 Total other comprehensive
  income                           -             -            -            -             -              -
 Comprehensive income              -             -            -            -             -              -
Cash dividends on common
 stock at $.14/sh                  -             -            -       (1,393)            -              -
Stock options exercised           37            37          146            -             -              -
Treasury stock purchased           -             -            -            -             -              -
Retirement of treasury stock    (126)         (126)        (721)      (1,632)            -              -
                               -----      --------     --------     --------        ------        -------
BALANCE, June 30, 2005         9,949      $  9,949     $ 54,162     $ 39,626        $  (72)       $ 3,659
                               =====      ========     ========     ========        ======        =======

BALANCE, March 31, 2006        9,898      $  9,898     $ 54,116     $ 45,991        $    -        $ 3,318
Comprehensive income
 Net income                        -             -            -        4,582             -              -
 Other comprehensive income
  Change in unrealized gains
   on available-for-sale
   securities, net taxes
   (benefit) of $(206)             -             -            -            -             -           (383)
  Total other comprehensive
   income                          -             -            -            -             -              -
 Comprehensive income              -             -            -            -             -              -
Cash dividends on common
 stock at $.15/sh                  -             -            -       (1,474)            -              -
Stock options exercised            3             3           15            -             -              -
Stock award plan                   -             -           19            -             -              -
Tax benefit associated with
 stock options                     -             -            3            -             -              -
Treasury stock purchased           -             -            -            -             -              -
Retirement of treasury stock     (73)          (73)        (415)      (1,199)            -              -
                               -----      --------     --------     --------        ------        -------
BALANCE, June 30, 2006         9,828      $  9,828     $ 53,738     $ 47,900        $    -        $ 2,935
                               =====      ========     ========     ========        ======        =======

                                  Treasury                             Total
                                   Stock         Stockholders'      Comprehensive
                                  at Cost           Equity             Income
                               -------------     ------------       --------------

BALANCE, March 31, 2005         $     -           $107,024
Comprehensive income
 Net income                           -              3,712             $ 3,712
Other comprehensive income
 Change in unrealized
  losses on available-for-
  sale securities, net
  taxes of $143                       -                277                 277
 Total other comprehensive                                             -------
  income                              -                  -                 277
                                                                       -------
 Comprehensive income                 -                  -             $ 3,989
Cash dividends on common                                               =======
 stock at $.14/sh                     -             (1,393)
Stock options exercised               -                183
Treasury stock purchased         (2,479)            (2,479)
Retirement of treasury stock      2,479                  -
                                -------           --------
BALANCE, June 30, 2005          $     -           $107,324
                                =======           ========

BALANCE, March 31, 2006         $     -           $113,323
Comprehensive income
 Net income                           -              4,582             $ 4,582
 Other comprehensive income
  Change in unrealized gains
   on available-for-sale
   securities, net taxes
   (benefit) of $(206)                -               (383)               (383)
  Total other comprehensive                                            -------
   income                             -                  -                (383)
                                                                       -------
 Comprehensive income                 -                  -             $ 4,199
Cash dividends on common                                               =======
 stock at $.15/sh                     -             (1,474)
Stock options exercised               -                 18
Stock award plan                      -                 19
Tax benefit associated with
 stock options                        -                  3
Treasury stock purchased         (1,687)            (1,687)
Retirement of treasury stock      1,687                  -
                                -------           --------
BALANCE, June 30, 2006          $     -           $114,401
                                =======           ========

                                 (See Notes to Consolidated Financial Statements)


                           HORIZON FINANCIAL CORP.
              Consolidated Statements of Cash Flows (unaudited)
                                                        Three Months Ended
(In thousands, except share data)                              June 30,
                                                          2006        2005
                                                       --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                            $  4,582     $  3,712
Adjustments to reconcile net income to net
cash provided by operating activities
 Depreciation and amortization                               39          206
 Stock dividends   Federal Home Loan Bank stock            -             (29)
 Stock award plan compensation                               19         -
 Provision for deferred income tax                          (14)        -
 Provision for loan losses                                  700          725
Changes in assets and liabilities
 Accrued interest and dividends receivable                 (650)        (135)
 Interest payable                                           945          514
 Net change in loans held for sale                        1,810          (52)
 Federal income tax payable                               2,335        1,516
 Other assets                                               586          544
 Other liabilities                                       (3,399)      (1,823)
                                                       --------     --------
   Net cash flows from operating activities               6,953        5,178
                                                       --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in interest-bearing deposits, net             5,167       (1,436)
 Purchases of investment securities - available-for-sale   -          (3,525)
 Proceeds from sales and maturities of
   investment securities - available-for-sale                28       14,023
 Purchases of mortgage-backed securities - available-
   for-sale                                              (7,335)      (1,489)
 Proceeds from maturities of mortgage-backed
   securities - available-for-sale                        4,459        2,252
 Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                             92           93
 Net change in loans                                    (69,096)     (38,657)
 Purchases of bank premises and equipment                (1,841)        (462)
 Net change in investment in joint venture                  (40)         444
                                                       --------     --------
   Net cash flows from investing activities             (68,566)     (28,757)
                                                       --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits                                  57,834       25,879
 Advances from other borrowed funds                      78,574       41,420
 Repayments of other borrowed funds                     (63,000)     (37,500)
 Net change in borrowing related to inv. in real
   estate in a joint venture                                454          375
 Common stock issued, net                                    18          183
 Tax benefit associated with stock options                    3         -
 Cash dividends paid                                     (1,435)      (1,355)
 Treasury stock purchased                                (1,687)      (2,480)
                                                       --------     --------
   Net cash flows from financing activities              70,761       26,522
                                                       --------     --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                   9,148        2,943
CASH AND CASH EQUIVALENTS, beginning of period           24,190       23,251
                                                       --------     --------
CASH AND CASH EQUIVALENTS, end of period               $ 33,338     $ 26,194
                                                       ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for interest              $  7,556     $  4,748
                                                       ========     ========
 Cash paid during the period for income tax            $   -        $   -
                                                       ========     ========

               (See Notes to Consolidated Financial Statements)
6

                       HORIZON FINANCIAL CORP.
         SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 2006
                             (unaudited)

NOTE 1 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation
---------------------

     The consolidated financial statements as of and for the three months ended June 30, 2006, include the accounts of Horizon Financial Corp. (Horizon Financial or the Corporation), Horizon Bank (Horizon Bank or the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the periods ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. Annual Report on Form 10-K for the year ended March 31, 2006.

Reclassification
----------------

     Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income., equity, or earnings per share.

Significant Accounting Policies
-------------------------------

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities in which an enterprise holds a variable interest. In October 2004, the Bank's wholly owned subsidiary, Westward Financial Services, Inc (Westward Financial), entered into a real estate development joint venture with Greenbriar Northwest LLC (GBNW), an established residential land development company headquartered in Bellingham, Washington. The Corporation believes that GBNW is a variable interest entity. Under FIN 46 GBNW is consolidated in the Corporation's consolidated balance sheet. The Corporation also accounts for the portion not owned by Westward Financial, as a minority interest. The investment in real estate is recorded as an asset and the related debt is recorded as the Corporation's liability. The real estate joint venture has a carrying amount of approximately $17.0 million, with a related borrowing of approximately $18.7 million. No income is currently being recognized in the Corporation's financial statements; however, in accordance with FIN 46, one half of the related funding expense is included in the Corporation's interest on other borrowings expense which amounts to approximately $121,000 and $66,000 for the three months ended June 30, 2006 and 2005, respectively.

NOTE 2    Stockholders' Equity

Net Income Per Share
--------------------

     The following table illustrates the reconciliation of weighted average shares used for earnings per share for the noted periods:

                                                        Three months ended
                                                              June 30,
                                                       ----------------------
                                                         2006         2005
                                                       ---------   ----------

  Basic weighted average shares outstanding            9,872,117    9,997,738
  Incremental shares from unexercised stock options
    and unvested restricted stock awards                  86,780      112,588
                                                       ---------   ----------
  Diluted weighted average shares outstanding          9,958,897   10,110,326
                                                       =========   ==========

As of June 30, 2006 and 2005, there were no anti-dilutive shares outstanding related to options to acquire the Corporation's common stock.

Cash Dividend Declared
----------------------

     On June 28, 2006, the Corporation announced a quarterly cash dividend of 15 cents per share payable on August 2, 2006 to stockholders of record on July 10, 2006.

NOTE 3 -  Share Based Payment and Stock Option and Award Plans

Share Based Payment
-------------------

     The Corporation adopted Statement of Financial Accounting Standard (SFAS or Statement) No. 123(R), Share-Based Payment, (SFAS 123(R)) on April 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after March 31, 2006 are measured and accounted for in accordance with Statement 123(R). Also under this method, expense is recognized for unvested awards that were granted prior to April 1, 2006 based upon the fair value determined at the grant date under Statement 123, Accounting for Stock-based Compensation (Statement 123). For the three months ended June 30, 2006, the Corporation recognized $19,000 in stock option and restricted stock award compensation expense as a component of salaries and benefits. As of June 30, 2006, there was approximately $723,000 of total unrecognized compensation cost related to nonvested options and awards which is scheduled to amortize over the next four years.

     The Corporation measures the fair value of each stock option grant at the date of grant, using the Black Scholes option pricing model. The weighted average fair value of options granted during the three months ended June 30, 2006, was $5.22 per share. The following assumptions were used in arriving at the fair value of options granted during the three months ended June 30, 2006:

                                               2006
                                            ----------
     Risk-free interest rate                    5.270%
     Dividend yield rate                        2.417%
     Price volatility                          24.770%
     Expected life of options               3.78 years

     Prior to the adoption of Statement 123(R), the Corporation recognized the financial effects of stock options under the intrinsic value method as permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and as such, previously recognized no compensation cost for employee stock options.

NOTE 3 - Share Based Payment and Stock Option and Award Plans (continued)

     The following table illustrates the effect on net income and earnings per share had the Corporation applied the fair value recognition provisions of Statement 123 in fiscal 2006.

     Pro forma disclosures:
     ---------------------                                    Three Months
                                                                 ended
(In thousands, except per share data)                         June 30, 2005
                                                              -------------

     Net income as reported                                     $  3,712
     Additional compensation for fair value of stock options         (11)
                                                                --------
     Pro forma net income                                       $  3,701
                                                                ========
     Earnings per share
     ------------------

     Basic
        As reported                                               $0.37
                                                                  =====
        Pro forma                                                 $0.37
                                                                  =====
     Diluted
        As reported                                               $0.37
                                                                  =====
        Pro forma                                                 $0.37
                                                                  =====
Stock Option and Award Plans
----------------------------

     The Corporation may grant options and/or awards for a maximum of 750,000 shares of authorized common stock to certain officers and key employees under the 2005 Incentive Stock Plan. The activity during the period ending June 30, 2005 was under the 1995 Stock Option and Incentive Plan, which allowed for a maximum of 595,125 shares, as restated, of authorized common stock to be awarded. Options and awards are granted at no less than fair market value and may or may not vest immediately upon issuance based on the terms established by the Board of Directors. Options and awards are generally exercisable within one to five years from date of grant and expire after ten years.

     The following table summarized stock option and award activity for the three months ended June 30, 2006:

                              Shares of Common Stock
                              ----------------------      Weighted Average of
                              Available for    Under       Exercise Price of
                              Option/Award     Plan        Shares Under Plan
                              ------------     ----       -------------------

 Balance, March 31, 2006         724,988      151,184
   Restricted stock awards       (19,236)                      $  24.82
   Granted                       (19,236)      19,236          $  24.82
   Exercised                           -       (2,332)         $   7.51
   Lapsed                            673         (673)         $  21.17
       Expired                        (1)        -
                                --------     --------
 Balance, June 30, 2006          687,188      167,415
                                ========     ========

NOTE 3 - Share Based Payment and Stock Option and Award Plans (continued)

Financial data pertaining to outstanding stock options and exercisable stock options at June 30, 2006 follows:

                         Options Outstanding             Options Exercisable
               --------------------------------------   ---------------------
                              Weighted
                              Average        Weighted
 Range of                     Remaining      Average                 Average
 Exercise         Number     Contractual     Exercise     Number     Exercise
 Prices        Outstanding      Life          Price     Exercisable    Price
----------     -----------   -----------     ---------  -----------  --------

$ 5 to $10       91,419      3.42 years      $ 7.57       91,419      $ 7.57
$10 to $15       33,000      6.05 years      $11.66       31,000      $11.49
$15 to $20        7,500      8.67 years      $19.11        3,500      $19.19
$20 to $25       35,496      9.60 years      $22.99          500      $21.42

     At June 30, 2006, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $2.4 million and $2.2 million, respectively.

NOTE 4 - New Accounting Pronouncements

     In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 156). SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The statement also requires additional disclosures. The Corporation is currently evaluating the impact of the adoption of SFAS 156; however, it is not expected to have a material impact on the Corporation's financial position or results of operations.

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

Forward Looking Statements
--------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations and this Form 10-Q contain certain forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Corporation. Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of the safe harbor with respect to all
forward-looking statements in this Form 10-Q.    These forward-looking
statements are generally identified by use of the word "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. The Corporation's ability to predict results of the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on the Corporation's operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

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

     The Bank's operations are conducted through 18 full-service office facilities, four commercial loan centers, and four real estate loan centers, located in Whatcom, Skagit, Snohomish, and Pierce counties in Northwest Washington. In fiscal 2002, the Bank acquired a bank site in Lynnwood, which was remodeled and opened for business in March 2003. The Bank opened commercial banking/loan centers in Bellingham and Everett, Washington, and expanded its operations in Burlington, Washington during the first quarter of fiscal 2004. In November 2004, the Bank opened a full service office in Marysville, Washington. In April 2005, the Bank opened a full service office in Lakewood, Washington, located in Pierce County, just south of Tacoma. The Bank opened a full service regional facility in June 2006, which replaced the Bank's existing office and commercial banking center in south Everett.

     The Corporation's results of operations depend primarily on revenue generated as a result of its net interest income and noninterest income. Net interest income is the difference between the interest income the Corporation earns on its interest-earning assets (consisting primarily of loans and investment and mortgage-backed securities) and the interest the Corporation pays on its interest-bearing liabilities (consisting primarily of customer savings and money market accounts, time deposits and borrowings). Noninterest income consists primarily of service charges on deposit and loan accounts, gains on the sale of loans and investments, and loan servicing fees. The Corporation's results of operations are also affected by its provisions for loan losses and other expenses. Other expenses consist primarily of noninterest expense, including compensation and benefits, occupancy, equipment, data processing, marketing, automated teller machine costs and, when applicable, deposit insurance premiums. The Corporation's results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities, as well as other factors identified under the caption "Forward Looking Statements" above.

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

Operating Strategy
------------------

     The Corporation serves as a holding company for the bank and other subsidiaries whereby it provides strategic oversight, management, access to capital and other resources and activities typically performed by bank holding companies. The operating strategy of the Corporation has been to expand and diversify its consolidated operations across a variety of companies and/or operating units that are engaged in complementary, but different, businesses and/or operating strategies. This diversification strategy is expected to continue as opportunities arise, although there are no specific acquisitions or new business formations planned at this time. The Bank currently has only one office in Pierce County (south of King County), with the remaining offices all located north of King County. Management hopes to provide additional support to its Lakewood office in Pierce County at some point in the future, however, no additional offices are planned at this time. Management has further indicated that the market areas just outside King County (including, but not necessarily limited to Snohomish, Pierce, Kitsap and Thurston counties) are logical areas for potential future expansion, as these markets have characteristics most similar to those in which the Bank has experienced previous success.

     The primary business of the Bank is to acquire funds in the form of deposits and wholesale funds, and to use the funds to make commercial, consumer, and real estate loans in its primary market area. In addition, and to a lesser extent, the Bank invests in a variety of investment grade securities including, but not necessarily limited to U.S. Government and federal agency obligations, mortgage-backed securities, corporate debt, equity securities, and municipal securities. The Bank intends to continue to fund its assets primarily with retail and commercial deposits, although, FHLB advances, brokered deposits, and other wholesale borrowings, will also likely be used as a supplemental source of funds.

     The Corporation's profitability depends primarily on its net interest income, which is the difference between the income it receives on the Bank's loan and investment portfolio and the Bank's cost of funds, which consists of interest paid on deposits and borrowings. The Bank reviewed its opportunities with respect to both assets and liabilities. In the past two fiscal years, for example, the Bank chose to concentrate its commercial lending efforts on growing its Prime based loan portfolio, at a time when many lenders were offering fixed rate real estate loans at sub-Prime rates. In this regard, the Bank's loan portfolio growth was heavily concentrated in the active real estate development markets in the Puget Sound region. Through its excellent relationships with established real estate developers, the Bank's experienced loan officers were successful at growing this portion of the Bank's portfolio, which is primarily Prime based business. This has been beneficial in the past year, with the Federal Reserve's Open Market Committee's (FOMC) efforts to increase short terms interest rates, which have in turn increased the Prime lending rate on a regular basis. The results of this strategy are discussed in more detail in the section entitled "Comparison of Operating Results for the Three Months Ended June 30, 2006 and June 30, 2005". On the liability side of the balance sheet, the impact of these increasing rates has also impacted the Bank's earnings, however at a more moderate level to date. Management acknowledges that there is a lag effect in this regard, as the rates on the Bank's certificate of deposit liabilities do not adjust instantly, rather the impact occurs more gradually as the certificates of deposit mature and reprice in this higher rate environment. These increases in liability expenses will continue even after the FOMC stops its current tightening cycle, as long as the rates being offered for new certificates of deposit are higher than those maturing (as is the case currently).

     Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Corporation's profitability is also affected by the level of the Bank's other income and expenses. Other noninterest income includes income associated with the origination and sale of mortgage loans, loan servicing fees, deposit account related fees, and net gains and losses on sales of interest-earning assets. This portion of the Bank's income is heavily dependent on the Bank's success at originating and selling one-to-four family mortgage loans into the secondary market. In addition, the Bank's ability to generate fee income on its deposit accounts impacts this portion of the Bank's income stream. In fiscal 2006, the Bank introduced an Overdraft Protection service, which enhanced the deposit related fee income and is discussed in more detail in the section entitled "Comparison of Operating Results for the Three Months Ended June 30, 2006 and June 30, 2005."

     Other noninterest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. In fiscal 2006, the Bank began a Bank-wide efficiency initiative, soliciting input from all employees and implementing many of the suggestions made during the project. This is an ongoing process, as management continues to look for ways to improve efficiency. To encourage employees to participate in this initiative, the Bank has added a profitability component to the incentive portion of the employee's pay, and efficiency accounts for one-third of this profitability component. Also during fiscal 2006, the Bank formed a Core Data Processor task team, to analyze ways to best utilize its new data processing system. At the time of conversion in November 2004, the focus was appropriately on getting the data converted from the previous system. Subsequently, the focus shifted to ensuring that the Bank was taking advantage of the benefits offered by the new system, and this is a process that will continue in future years.

     Finally, the Corporation's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation, regulation, and monetary and fiscal policies.

Financial Condition
-------------------

     Total consolidated assets for the Corporation at June 30, 2006, were $1.2 billion, a 6.6% increase from $1.1 billion at March 31, 2006. This increase in assets was primarily a result of the growth in loans receivable, which increased 7.5% to $987.3 million at June 30, 2006 from $918.5 million at March 31, 2006. The growth in loans receivable was primarily attributable to a $22.4 million, or 18.4%, increase in commercial loans and a $48.2 million, or 18.4%, increase in construction and land development loans since March 31, 2006. The Bank continued its focus on expanding its relationships with established residential real estate developers and one-to-four family residential builders, which resulted in the continued growth in this component of loans receivable during the period. First mortgage loans increased slightly during the period, as the Bank continued its practice of selling most of its single-family fixed rate loan production into the secondary market.
The Bank sold $19.9 million of real estate loans during the quarter ended June 30, 2006, compared to $29.1 million during the quarter ended June 30, 2005.

The following is an analysis of the loan portfolio by major type of loans:

                                            June 30,         March 31,
 (In thousands)                              2006              2006
                                           ---------         ---------
First mortgage loans
   1-4 Family                              $ 147,173         $ 148,515
   1-4 Family construction                    23,236            20,971
   Less participations sold                  (54,889)          (56,546)
                                           ---------         ---------
     Net first mortgage loans                115,520           112,940
 Construction and land development           310,561           262,358
 Residential commercial real estate           70,823            70,080
 Non-residential commercial real estate      310,227           314,299
 Commercial loans                            145,843           123,445
 Home equity secured                          43,506            44,001
 Other consumer loans                          5,681             5,571
                                           ---------         ---------
     Subtotal                                886,641           819,754
                                           ---------         ---------
   Total loans receivable                  1,002,161           932,694
                                           ---------         ---------
Less:
   Allowance for loan losses                 (14,854)          (14,184)
                                           ---------         ---------
   Net loans receivable                    $ 987,307         $ 918,510
                                           =========         =========

 Net residential loans                     $ 114,556    12%  $ 111,967    12%
 Net commercial loans                        143,181    14%    121,117    13%
 Net commercial real estate loans            681,158    69%    636,657    70%
 Net consumer loans                           48,412     5%     48,769     5%
                                           ---------   ---   ---------   ---
                                           $ 987,307   100%  $ 918,510   100%
                                           =========   ===   =========   ===

The tables below display the characteristics of the available for sale (AFS) and held-to-maturity (HTM) portfolios as of June 30, 2006:

                                                             Net    Estimated
                                              Amortized  Unrealized   Fair
(In thousands)                                  Cost     Gain/(Loss)  Value
                                                ----     -----------  -----
AFS Securities
 State and political subdivisions and U.S.
   government agency securities                $ 45,902   $  (904)   $ 44,998
 Marketable equity securities                     1,824     5,995       7,819
 Mutual funds                                     5,000      (141)      4,859
 Corporate debt securities                        2,007        (3)      2,004
 Mortage-backed securities and
    Collateralized mortgage obligations (CMOs)   26,435      (369)     26,066
                                               --------   -------    --------
    Total available-for-sale securities          81,168     4,578      85,746
                                               --------   -------    --------
HTM Securities
 State and political subdivisions and U.S.
   government agency securities                     370         3         373
 Mortgage-backed securities and CMOs                390        11         401
                                               --------   -------    --------
    Total held-to-maturity securities               760        14         774
                                               --------   -------    --------
    Total securities                           $ 81,928   $ 4,592    $ 86,520
                                               ========   =======    ========

                              Maturity Schedule of Securities at June 30, 2006
                              ------------------------------------------------
                                Available-For-Sale         Held-To-Maturity
                              ----------------------   -----------------------
                              Amortized   Estimated    Amortized    Estimated
(In thousands)                   Cost     Fair Value      Cost      Fair Value
                              ---------   ----------   ---------    ----------
Maturities:
  Less than one year           $ 11,779    $ 11,742     $      -     $      -
  One to five years              30,956      30,248          724          728
  Over five to ten years         10,262      10,086            -            -
  Over ten years                 21,347      20,992           36           46
                               --------    --------     --------     --------
                                 74,344      73,068          760          774
                               --------    --------     --------     --------
Mutual funds and marketable
  equity securities (liquid)      6,824      12,678            -            -
                               --------    --------     --------     --------
Total investment securities    $ 81,168    $ 85,746     $    760     $    774
                               ========    ========     ========     ========

     Total liabilities increased 7.3% to $1.1 billion at June 30, 2006, from $1.0 billion at March 31, 2006. This increase in liabilities was primarily the result of growth in deposits, which increased 6.9% to $892.1 million at
June 30, 2006 from $834.3 million at March 31, 2006.    The following is an
analysis of the deposit portfolio by major type of deposit at June 30, 2006 and March 31, 2006:

(In thousands)                             June 30, 2006     March 31, 2006
                                           -------------     --------------
Demand deposits
 Savings                                    $ 26,637            $ 30,808
 Checking                                     78,227              79,774
 Checking (noninterest-bearing)               92,117              80,778
 Money Market                                162,249             156,867
                                            --------            --------
                                             359,230             348,227
                                            --------            --------
Time certificates of deposit
 Less than $100,000                          258,243             246,136
 Greater than or equal to $100,000           274,660             239,936
                                            --------            --------
                                             532,903             486,072
                                            --------            --------
Total deposits                              $892,133            $834,299
                                            ========            ========

     Also contributing to the growth during the current quarter was an increase of 11.0% in other borrowed funds to $157.1 million at June 30, 2006 from $141.6 million at March 31, 2006. During the quarter the Bank borrowed additional funds from the FHLB to help manage interest rate risk and support asset growth.

     Also included in the June 30, 2006 balance sheet is an investment in real estate for a joint venture and the corresponding borrowing. During the year ended March 31, 2005, Westward Financial as a 50% partner in the GBNW (Greenbriar Northwest LLC), purchased an 85 acre parcel of land in Bellingham for future development. GBNW intends to develop the property in future years,
into a neighborhood community to be known as Fairhaven Highlands.   The $17.0
million reflected on the Corporation's Consolidated Statements of Financial Position as an asset at June 30, 2006 represents the current level of the investment in real estate joint ventures, including the Fairhaven Highlands
joint venture.   This amount also includes the remaining net investment in a residential development joint venture that has since been completed and closed. The $18.7 million shown in the liability section of the Consolidated Statements of Financial Position represents the corresponding wholesale borrowing used to fund the investment in the Fairhaven Highlands joint venture, which includes costs that have been incurred and capitalized since the acquisition of the property. At this time, the partnership is in the process of meeting with the appropriate public and private entities, in its preliminary planning efforts relating to the future development of the property.

     Stockholders' equity at June 30, 2006 increased slightly to $114.4 million from $113.3 million at March 31, 2006. This increase was primarily attributable to the increase in net income to $4.6 million for the quarter ended June 30, 2006 from $4.2 million for the quarter end March 31, 2006.
This change also included the effects from the Corporation's share repurchase program, with repurchases totaled $1.7 million for the quarter ended June 30, 2006 compared to $250,000 for the quarter ended March 31, 2006. The Corporation remains strong in terms of its capital position, with a stockholder equity-to-assets ratio of 9.6% at June 30, 2006, compared to 10.2% at March 31, 2006.

Comparison of Operating Results for the Three Months Ended June 30, 2006 and June 30, 2005
----------------------------------------------------------------------------

     General. Net income increased 23.4% to $4.6 million for the three months ended June 30, 2006 from $3.7 million for the three months ended June 30, 2005. Basic earnings per share for the three months ended June 30, 2006 was $0.46 on weighted average shares outstanding of 9,872,117, compared to basic earnings per share of $0.37 on weighted average shares of 9,997,738 for the three months ended June 30, 2005.

     Net Interest Income. Net interest income before provision for loan losses for the three months ended June 30, 2006 increased 23.4% to $12.7 million from $10.3 million for the comparable period in 2005. Interest on loans for the quarter ended June 30, 2006 increased 37.2% to $20.2 million, from $14.7 million for the comparable quarter a year ago. This increase was a result of a combination of factors, including: 1) the growth in loans receivable, as the Bank experienced significant loan growth during the quarter, increasing the loan portfolio to $987.3 million at June 30, 2006 compared to $843.1 million at June 30, 2005; and 2) an increasing Prime lending rate. Interest and dividends on investments and mortgage-backed securities for the three months ended June 30, 2006 increased 21.6% to $1.0 million, from $833,000 for the comparable quarter a year ago. This increase was a result of a higher level of investments and mortgage-backed securities outstanding during the respective periods, as average total investments increased 4.6% to $94.6 million at June 30, 2006 as compared to $90.4 million at June 30, 2005. Also contributing to the increase was the restructuring of approximately $13.0 million of the investment securities portfolio during the quarter ended March 31, 2006. The proceeds from those lower-yielding securities have been reinvested in highly rated, higher-yielding investments. Total interest income increased 36.3% to $21.2 million at June 30, 2006 from $15.5 million in the comparable period one year ago.

     Total interest paid on deposits increased 58.3% to $6.6 million for the quarter ended June 30, 2006 from $4.2 million for the quarter ended June 30, 2005, as a result of significant growth in average deposits outstanding to $843.7 million at June 30, 2006 compared to $750.8 million at June 30, 2005. Also contributing to the increase was the increasing level of interest rates during the year which resulted in an increase in interest expense, including interest paid on the Bank's deposits. Interest on borrowings increased 73.8% to $1.9 million during the quarter ended June 30, 2006, compared to $1.1 million for the comparable period one year ago. The increased expense in the current year was a result of a higher level of average borrowings outstanding during the quarter ended June 30, 2006 of $170.7 million compared to $126.0 million during the quarter ended June 30, 2005, along with the increasing rate environment. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

     The following tables are presented to further illustrate the changes in the primary factors impacting the Bank's net interest income:

                                           For the quarter ended June 30,
Average balances:                              2006               2005
                                           ----------         ----------

 (In thousands)
 Loans                                     $  956,861         $  827,113
 Investments                                   94,554             90,422
                                           ----------         ----------
 Total interest-earning assets              1,051,415            917,535

 Deposits                                  $  843,697         $  750,833
 Borrowings                                   170,663            126,043
                                           ----------         ----------
 Total interest-bearing liabilities         1,014,360            876,876

 Average assets                             1,153,754          1,012,764
 Average stockholders' equity                 113,862            107,174


                                           For the quarter ended June 30,
Weighted average interest rates:              2006               2005
                                           ----------         ----------

 Yield on loans                                  8.43%              7.11%
 Yield on investments                            4.30%              3.70%
                                           ----------         ----------
 Yield on interest-earning assets                8.06%              6.77%

 Cost of deposits                                3.13%              2.22%
 Cost of borrowings                              4.43%              3.45%
                                           ----------         ----------
 Cost of interest-bearing liabilities            3.36%              2.41%

 Net interest spread                             4.70%              4.37%
   Net interest margin                           4.82%              4.48%

     Provision for Losses on Loans. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for known and inherent risks in the loan portfolio, based on management's continuing analysis of factors underlying the quality of the loan portfolio. These factors include changes in portfolio size and composition, actual loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans.

                                           For the quarter ended June 30,
 Allowance for Loan Losses                    2006               2005
                                           ----------         ----------
 (In thousands)

 Allowance at beginning of period          $   14,184         $   11,767
 Provision for loan losses                        700                725
 Charge offs (net of recoveries)                  (30)               (44)
                                           ----------         ----------
 Allowance at  end of period               $   14,854         $   12,448
 Allowance for loan losses as a
   percentage of net loans receivable
   at the end of the period                      1.50%              1.48%

 Net charge-offs as a percentage of average
   loans outstanding during the period          0.003%             0.005%

     The provision for loan losses was $700,000 for the quarter ended June 30, 2006 compared to $725,000 for the quarter ended June 30, 2005. These provisions reflect management's ongoing analysis of changes in loan portfolio composition by collateral categories, overall credit quality of the portfolio, peer group analysis, historical industry loss experience, and current economic conditions. The allowance for loan losses was $14.9 million, or 1.50% of net loans receivable at June 30, 2006, compared to $12.4 million, or 1.48% of net loans receivable at June 30, 2005. The increased allowance level resulted from continued loan portfolio growth in the higher-risk lending categories of construction and land development, commercial real estate commercial business loans during the period, which comprised $824.3 million, or 83.5% of the portfolio at June 30, 2006, versus $682.7 million, or 80.9% at June 30, 2005.

     In addition, commercial and multi-family loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. The Corporation considers the allowance level to be appropriate, as a result of the changing portfolio mix and the current economic environment.

     As of June 30, 2006, there were 16 loans on nonaccrual status. At June 30, 2006 total non-performing loans were $1.4 million. The Bank had no real estate owned at June 30, 2006. Total non-performing assets represented $1.4 million, or 0.12% of total assets at June 30, 2006 compared to $1.3 million or 0.13% of total assets at June 30, 2005.

                                                        As of June 30,
                                                 ----------------------------
 Non-Performing Assets                              2006              2005
                                                 ----------        ----------
 (In thousands)

 Accruing loans   90 days past due               $        -        $        -
 Non-accrual loans                                    1,417             1,287
                                                 ----------        ----------
 Total non-performing loans                           1,417             1,287
 Total non-performing loans/net loans                  0.14%
 0.15%
  Real estate owned                                       -                 -
                                                 ----------        ----------
Total non-performing assets                           1,417             1,287
                                                 ----------        ----------
Total non-performing assets/total assets               0.12%             0.13%

     Noninterest Income. Noninterest income for the three months ended June 30, 2006 decreased 16.5% to $1.5 million as compared to $1.8 million for the same period a year ago. Service fee income increased 16.2% to $867,000 for the quarter ended June 30, 2006 from $746,000 for the same quarter in the prior period. The primary reason for the increase was the implementation of an overdraft protection service during July 2005, which, together with the increase in deposits, resulted in increased fee income. The net gain on the sale of loans servicing released decreased to $225,000 for the quarter ended June 30, 2006 from $297,000 in the comparable period one year ago. A moderately more active mortgage market was the primary reason for the increased amount in the prior year. Other noninterest income for the quarter decreased 44.3% to $372,000 for the quarter ended June 30, 2006 from $667,000 for the three months ended June 30, 2005. The primary reason for the decrease from the prior period was the recognition in the prior year period of approximately $320,000 in profits on the real estate development project from a joint venture of the Bank's wholly owned subsidiary, Westward Financial Corp. All lot sales have been concluded for this real estate joint venture and, as a result of the current status of the development of future lots, no sales activity is currently anticipated for fiscal 2007 from the Bank's real estate joint venture activities.

     Noninterest Expense. Noninterest expense for the three months ended June 30, 2006 increased 7.6% to $6.6 million from $6.1 million for the comparable quarter one year ago. Compensation and employee benefits increased 12.7% for the quarter ended June 30, 2006 to $3.9 million from $3.4 million for the comparable quarter one year ago. Building occupancy for the quarter ended June 30, 2006 increased 16.4% to $953,000 from $819,000 for the three months ended June 30, 2005. Increases in compensation and employee benefits and building and occupancy expenses resulted from the opening a full service retail office in Lakewood in fiscal 2006 and a full service regional facility in Everett, Washington in June 2006. Other noninterest expense decreased 7.6% to $1.3 million from $1.4 million in the quarter ended June 30, 2005. The increased expenses in the prior period were the result of additional expenses related to the Bank's charter conversion and state regulatory exam.


Average Balances, Interest and Average Yields/Costs
---------------------------------------------------

     The following table presents at the date and for the periods indicated, the total dollar amount of interest income and interest expense, as well as the resulting yields earned and rates paid.

                                                         For the quarter ended June 30,
                                 ---------------------------------------------------------------------------
                                                 2006                                   2005
                                 ----------------------------------      -----------------------------------
                                                            Average                                 Average
                                    Average                 Yield/       Average                    Yield/
(In thousands)                      Balance    Interest      Cost        Balance       Interest      Cost
                                    -------    --------      ----        -------       --------      ----
Interest-earning assets:
  Loans receivable               $  956,861    $ 20,170      8.43%       $827,113      $ 14,703      7.11%
  Investment securities              67,328         681      4.04          71,647           623      3.48
  Mortgage-backed securities         27,226         332      4.87          18,775           210      4.47
                                 ----------    --------    ------        --------      --------    ------
    Total interest-earning
      assets                      1,051,415      21,183      8.06         917,535        15,536      6.77

Interest-bearing liabilities:
  Deposits                          843,697       6,591      3.13         750,833         4,162      2.22
  Borrowings                        170,663       1,910      4.43         131,962         1,100      3.45
                                 ----------    --------    ------        --------      --------    ------
    Total interest-bearing
      liabilities                 1,014,360       8,501      3.36         882,795         5,262      2.41
                                               --------                                --------
Net interest income                            $ 12,682                                $ 10,274
                                               ========                                ========
Interest rate spread                                         4.70%                                   4.37%
Net interest margin                                          4.82%                                   4.48%

Ratio of average interest-earning
  assets to average interest-
  bearing liabilities                                      103.65%                                 103.94%




Rate/Volume Analysis
--------------------

     The table below sets forth certain information regarding changes in interest income and interest expense for the Corporation for the periods indicated. For each category of interest-earning asset and interest-bearing liability, information is provided on changes attributable to (1) changes in volume (change in volume multiplied by old rate); (2) changes in rates (change in rate multiplied by old volume); (3) changes to rate-volume (changes in rate multiplied by the change in volume); and (4) the total changes (the sum of the prior columns).
                                                 Quarter Ended June 30,
                                         ------------------------------------
                                                     2006 vs. 2005
                                         ------------------------------------
                                              Increase (Decrease) Due to
                                         ------------------------------------
                                                             Rate/
(In thousands)                            Volume    Rate    Volume    Total
                                         -------  --------  -------  --------
Interest income:
 Interest and fees on loans              $ 9,226  $ 10,929  $ 1,714  $ 21,869
 Investment securities and other
  interest-bearing securitites               152       543       25       720
                                         -------  --------  -------  --------
Total interest-earning assets            $ 9,378  $ 11,472  $ 1,739  $ 22,589
                                         =======  ========  =======  ========
Interest expense:
 Deposit accounts                        $ 2,065  $  6,832  $   845  $  9,742
 Borrowings                                1,540     1,229      435     3,204
                                         -------  --------  -------  --------
Total interest-bearing liabilities       $ 3,605  $  8,061  $ 1,280  $ 12,946
                                         =======  ========  =======  ========

Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At June 30, 2006, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $60.2 million.

     As of June 30, 2006 the total book value of investments and mortgage-backed securities was $81.9 million compared to a market value of $86.5 million with an unrealized gain of $4.6 million. As of March 31, 2006, the total book value of investments and mortgage-backed securities was $79.2 million, compared to a market value of $84.4 million with an unrealized gain
of $5.2 million.   The Bank foresees no factors that would impair its ability to hold debt securities to maturity.

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

     Stockholders' equity as of June 30, 2006 was $114.4 million, or 9.6% of assets, compared to $113.3, or 10.2% of assets at March 31, 2006. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of June 30, 2006 was 12.0%, compared to 12.6% as of March 31, 2006. These figures are well above the well-capitalized minimum of 10% set by the FDIC.

     The Corporation has conducted various stock buy-back programs since August 1996. In March 2006, the Board of Directors approved a new stock repurchase plan that continues through the 2007 fiscal year, allowing the Corporation to repurchase up to 5% of total shares outstanding, or approximately 500,000 shares. This marked the Corporation's seventh stock repurchase plan. During the quarter ended June 30, 2006, the Corporation repurchased 72,747 shares at an average price of $23.13.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At June 30, 2006, the Corporation had no significant off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At June 30, 2006, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2006.

Item 4.  Controls and Procedures

     An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer, and several other members of the Corporation's senior management as of the end of the period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, the Corporation's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

     In the quarter ended June 30, 2006, the Corporation did not make any changes in its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting. While the Corporation believes the present designs of its disclosure controls and procedures and internal control over financial reporting are effective to achieve their goals, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures and/or internal control over financial reporting.

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

Item 1A. Risk Factors

     There have been no material changes in the risk factors previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The Corporation's common stock is traded on the NASDAQ Global Securities Market under the symbol "HRZB". As of August 1, 2006, there were 9,828,615 shares of common stock outstanding.

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

     The Corporation is "well-capitalized" in accordance with regulatory standards. The Corporation has had various stock buy-back programs since August 1996. In March 2006, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2007 fiscal year, allowing the Corporation to repurchase up to 5% of total shares outstanding, or approximately 500,000 shares. This marked the Corporation's seventh stock repurchase plan. During the quarter ended June 30, 2006, the Corporation repurchased 72,747 shares at an average price of $23.133.

     The following table sets forth information about the Corporation's purchases of its outstanding Common Stock during the quarter ended June 30, 2006.

                                                                (d) Maximum
                                                    (c) Total    Number (or
                                                    Number of   approximate
                                                       Shares  Dollar Value)
                                                    (or Units) of shares (or
                                                    Purchased   Units) that
                       (a) Total                   as Part of    May Yet Be
                       Number of     (b) Average     Publicly     Purchased
                      Shares (or      Price Paid    Announced     Under the
                         Units)        Per Share     Plans or      Plans or
     Period            Purchased (1)   (or Unit)    Programs      Programs
------------------    ----------     -----------   ----------   --------------

April 1, 2006 -
  April 30, 2006              -               -            -        500,000
May 1, 2006 -
  May 31, 2006           58,868          22.733       58,868        441,132
June 1, 2006 -
  June 30, 2006          13,879          24.832       72,747        427,253

Total                    72,747          23.133       72,747        427,253


(1) Of these shares, no shares were purchased other than through a publicly announced program.

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6. Exhibits

(a)     Exhibits
        --------
        (3.1)      Articles of Incorporation of Horizon Financial, Corp.
                     (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 13,
                     1995)
        (3.2)      Bylaws of Horizon Financial Corp. (incorporated by
                     reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
        (10.1)     Amended and Restated Employment Agreement with V. Lawrence
                     Evans (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31,
                     1996)
        (10.2)     Deferred Compensation Plan (incorporated by reference to
                     the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
        (10.3)     1986 Stock Option and Incentive Plan (incorporated by
                     reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
        (10.4)     1995 Stock Option Plan (incorporated by reference to
                     Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
        (10.5)     Bank of Bellingham 1993 Employee Stock Option Plan
                     (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 33-88571))
        (10.6)     Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2004)
        (10.7)     Severance Agreement with Richard P. Jacobson (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
        (10.8)     Severance Agreement with Steven L. Hoekstra (incorporated
                     by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
        (10.9)     Stock Incentive Plan (incorporated by reference to Exhibit
                     99 to the Registrant's Registration Statement on Form S-8 (File No. 333-127178))
        (10.10)    Form of Incentive Stock Option Award Agreement under the
                     2005 Stock Incentive Plan (incorporated by reference to
                     Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
        (10.11)    Form of Non-qualified Stock Option Award Agreement under
                     the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
        (10.12)    Form of Restricted Stock Award Agreement under the 2005
                     Stock Incentive Plan (incorporated by reference to
                     Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
        (14)       Code of Ethics (incorporated by reference to the
                     Registrant's Annual Report on Form 10-K for the year ended March 31, 2004)
        (31.1)     Certification of Chief Executive Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act
        (31.2)     Certification of Chief Financial Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act
        (32)       Certification of Chief Executive Officer and Chief
                     Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

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

                               HORIZON FINANCIAL CORP.



                              By: /s/V. Lawrence Evans
                                  --------------------------------
                                  V. Lawrence Evans
                                  Chairman, President, and Chief
                                  Executive Officer


                              By: /s/Richard P. Jacobson
                                  --------------------------------
                                  Richard P. Jacobson
                                  Chief Financial Officer


                              Dated:   August 9, 2006
                                     -------------------

                                  Exhibit Index

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

                                Exhibit 31.1

                               Certification

I, V. Lawrence Evans, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of Horizon Financial
     Corp.;

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

Date: August 9, 2006
                                      /s/V. Lawrence Evans
                                      -------------------------------------
                                      V. Lawrence Evans
                                      Chief Executive Officer and President

                                 Exhibit 31.2

                                Certification

I, Richard P. Jacobson, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of Horizon Financial
     Corp.;

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

Date: August 9, 2006
                                        /s/Richard P. Jacobson
                                        -----------------------------
                                        Richard P. Jacobson
                                        Chief Financial Officer

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


Dated: August 9, 2006