Form 10-Q
period 2006-09-30
HORIZON FINANCIAL CORP
filed 2006-11-08
CIK 1002682

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                                 (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND
                             EXCHANGE ACT of 1934

              For the quarterly period ended September 30, 2006
                                             ------------------
                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND
                             EXCHANGE ACT of 1934

        For the transition period from            to
                                       ----------    -----------

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

Large accelerated file ___  Accelerated filer _X__  Non-accelerated filer ___


Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act).

                                 YES      NO   X
                                    -----    -----

As of November 1, 2006, 12,268,852 common shares, $1.00 par value, were outstanding.

                             HORIZON FINANCIAL CORP.

INDEX                                                                  PAGE
-----                                                                  ----

PART 1         FINANCIAL INFORMATION

Item 1         Financial Statements

               Consolidated Statements of Financial Position            2

               Consolidated Statements of Income                       3-4

               Consolidated Statements of Stockholders' Equity          5

               Consolidated Statements of Cash Flows                    6

               Selected Notes to Consolidated Financial Statements     7-10

Item 2         Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                11-22

Item 3         Quantitative and Qualitative Disclosures About
                   Market Risk                                          22

Item 4         Controls and Procedures                                  23

PART II        OTHER INFORMATION

Item 1         Legal Proceedings                                        24

Item 1A.       Risk Factors                                             24

Item 2         Unregistered Sales of Equity Securities and Use of
                   Proceeds                                             24

Item 3         Defaults Upon Senior Securities                          24

Item 4         Submission of Matters to a Vote of Security Holders      24

Item 5         Other Information                                        25

Item 6         Exhibits                                                 25

               SIGNATURES                                               26

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)

                             HORIZON FINANCIAL CORP.
             Consolidated Statements of Financial Position (unaudited)

                                 ASSETS
                                              September 30,      March 31,
(In thousands, except share data)                 2006             2006
                                              -------------   -------------
Cash and cash equivalents                     $     28,341     $     24,190
Interest-bearing deposits                            3,122            9,439
Investment securities
  Available-for-sale                                56,889           60,137
  Held-to-maturity                                     370              370
Mortgage-backed securities
  Available-for-sale                                27,031           23,351
  Held-to-maturity                                     288              482
Federal Home Loan Bank Stock                         7,247            7,247
Loans receivable, net of allowance of
  loan losses of $15,511 at September
  30 and $14,184 at March 31                     1,036,707          918,510
Loans held for sale, at fair value                   1,806            5,252
Investment in real estate in a joint venture        17,028           16,928
Accrued interest and dividends receivable            6,159            5,185
Bank premises and equipment, net                    27,284           26,317
Deferred income tax receivable                       2,069            2,254
Income tax receivable                                  477              808
Other assets                                        18,380           16,258
                                              ------------     ------------
TOTAL ASSETS                                  $  1,233,198     $  1,116,728
                                              ============     ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                      $    921,512     $    834,299
Accounts payable and other liabilities               8,315            6,919
Other borrowed funds                               163,973          141,561
Borrowing related to investment in
 real estate in a joint venture                     19,193           18,276
Advances by borrowers for taxes and insurance          430              467
Deferred compensation                                1,925            1,883
                                              ------------     ------------
     Total liabilities                           1,115,348        1,003,405
                                              ------------     ------------
COMMITMENTS AND CONTINGENCIES                            -                -
STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value,
   10,000,000 shares , authorized;
   none issued or outstanding                            -                -
  Common stock, $1 par value, 30,000,000
   shares authorized; 12,268,054 and 9,898,168
   issued and outstanding, respectively             12,268            9,898
  Additional paid-in capital                        51,318           54,116
  Retained earnings                                 50,557           45,991
  Accumulated other comprehensive income,
   net of tax                                        3,707            3,318
                                              ------------     ------------
     Total stockholders' equity                    117,850          113,323
                                              ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  1,233,198     $  1,116,728
                                              ============     ============

                 (See Notes to Consolidated Financial Statements)
2

                            HORIZON FINANCIAL CORP.
                 Consolidated Statements of Income (unaudited)

                                                        Three months ended
                                                           September 30,
(In thousands, except share data)                         2006         2005
                                                       ----------   ----------
INTEREST INCOME
  Interest on loans                                     $  21,981   $  15,787
  Interest on investments and mortgage-backed
   securities                                               1,012         879
                                                        ---------   ---------
     Total interest income                                 22,993      16,666
                                                        ---------   ---------
INTEREST EXPENSE
  Interest on deposits                                      7,932       4,858
  Interest on other borrowings                              1,928       1,050
                                                        ---------   ---------
     Total interest expense                                 9,860       5,908
                                                        ---------   ---------
     Net interest income                                   13,133      10,758

PROVISION FOR LOAN LOSSES                                     700         750
                                                        ---------   ---------
     Net interest income after provision for loan
      losses                                               12,433      10,008
                                                        ---------   ---------
NONINTEREST INCOME
  Service fees                                                784         727
  Other                                                       429         368
  Net gain on sales of loans - servicing released             206         306
  Net gain on sales of loans - servicing retained               4          38
  Net gain on sale of investment securities                    14           -
                                                        ---------   ---------
     Total noninterest income                               1,437       1,439
                                                        ---------   ---------
NONINTEREST EXPENSE
  Compensation and employee benefits                        4,107       3,625
  Building occupancy                                        1,014         819
  Other expenses                                            1,366       1,142
  Data processing                                             213         218
  Advertising                                                 176         187
                                                        ---------   ---------
     Total noninterest expense                              6,876       5,991
                                                        ---------   ---------

NET INCOME BEFORE PROVISION FOR INCOME TAX                  6,994       5,456

PROVISION FOR INCOME TAX                                    2,344       1,661
                                                        ---------   ---------

NET INCOME                                              $   4,650   $   3,795
                                                        =========   =========

BASIC EARNINGS PER SHARE                                  $ 0.38     $ 0.31*
                                                          ======     ======

DILUTED EARNINGS PER SHARE                                $ 0.37     $ 0.30*
                                                          ======     ======

*restated for the 5 for 4 stock split in the form of a 25% stock dividend declared September 26, 2006.

                  (See Notes to Consolidated Financial Statements)
3

                            HORIZON FINANCIAL CORP.
                  Consolidated Statements of Income (unaudited)

                                                          Six months ended
                                                            September 30,
(In thousands, except share data)                         2006        2005
                                                       ---------    --------
INTEREST INCOME
  Interest on loans                                    $  42,152    $ 30,490
  Investment and mortgage-backed securities                2,024       1,712
                                                       ---------    --------
     Total interest income                                44,176      32,202
                                                       ---------    --------
INTEREST EXPENSE
  Interest on deposits                                    14,524       9,021
  Interest on other borrowings                             3,837       2,149
                                                       ---------    --------
     Total interest expense                               18,361      11,170
                                                       ---------    --------
     Net interest income                                  25,815      21,032

PROVISION FOR LOAN LOSSES                                  1,400       1,475
                                                       ---------    --------
     Net interest income after provision for loan
      losses                                              24,415      19,557
                                                       ---------    --------
NONINTEREST INCOME
  Service fees                                             1,651       1,251
  Other                                                      801       1,035
  Net gain (loss) on sales of loans - servicing released     432         603
  Net gain (loss) on sales of loans - servicing retained       8          52
  Net gain on sale of investment securities                   19          42
                                                       ---------    --------
     Total noninterest income                              2,911       2,983
                                                       ---------    --------
NONINTEREST EXPENSE
  Compensation and employee benefits                       7,974       7,057
  Building occupancy                                       1,968       1,638
  Other expenses                                           2,704       2,368
  Data processing                                            430         435
  Advertising                                                351         357
                                                       ---------    --------
     Total noninterest expense                            13,427      11,855
                                                       ---------    --------

NET INCOME BEFORE PROVISION FOR INCOME TAX                13,899      10,685

PROVISION FOR INCOME TAX                                   4,667       3,177
                                                       ---------    --------

NET INCOME                                             $   9,232    $  7,508
                                                       =========    ========

BASIC EARNINGS PER SHARE                                $  0.75     $  0.60*
                                                        =======     =======

DILUTED EARNINGS PER SHARE                              $  0.74     $  0.60*
                                                        =======     =======

*restated for the 5 for 4 stock split in the form of a 25% stock dividend declared September 26, 2006.

                 (See Notes to Consolidated Financial Statements)
4


                                      HORIZON FINANCIAL CORP.
                            Consolidated Statements of Stockholders' Equity
                              Six Months Ended September 30, 2006 and 2005
                                              (unaudited)

                                 Common Stock                                                   Accumulated
                             ----------------------    Additional                  Unearned       Other
(In thousands,               Number of                  Paid-In      Retained        ESOP      Comprehensive
except share data)            Shares       At Par       Capital      Earnings       Shares     Income (Loss)
                             ---------  -----------   -----------   -----------    ---------   -------------

BALANCE, March 31, 2005       10,038       $10,038      $54,737       $38,939         $(72)       $3,382
Comprehensive income
 Net income                        -             -            -         7,508            -             -
 Other comprehensive income
  Change in unrealized
   losses on available-for-
   sale securities, net
   taxes (benefit) of $(148)       -             -            -             -            -          (287)
  Total other comprehensive
   income                          -             -            -             -            -             -
Comprehensive income               -             -            -             -            -             -
Cash dividends on common
 stock at $.28/sh                  -             -            -        (2,782)           -             -
Stock options exercised           54            54          258             -            -             -
Tax benefit associated with
 stock options                     -             -           97             -            -             -
Treasury stock purchased           -             -            -             -            -             -
Retirement of treasury
 stock                          (173)         (173)        (987)       (2,318)           -             -
                              ------       -------      -------       -------         ----        ------
BALANCE, September 30,
 2005                          9,919       $ 9,919      $54,105       $41,347         $(72)       $3,095
                              ======       =======      =======       =======         ====        ======

BALANCE, March 31, 2006        9,898       $ 9,898      $54,116       $45,991         $  -        $3,318
Comprehensive income
 Net income                        -             -            -         9,232            -             -
 Other comprehensive income
  Change in unrealized
   gains on available-for-
   sale securities, net
   taxes of $209                   -             -            -             -            -           389
  Total other comprehensive
   income                          -             -            -             -            -             -
Comprehensive income               -             -            -             -            -             -
Cash dividends on common
 stock at $.275/sh                 -             -            -        (3,008)           -             -
5 for 4 stock split in
 the form of a 25%
 stock dividend                2,454         2,454       (2,454)            -            -             -
Stock options exercised            9             9           62             -            -             -
Stock award plan                   -             -          111             -            -             -
Tax benefit associated
 with stock options                -             -           12             -            -             -
Treasury stock purchased           -             -            -             -            -             -
Retirement of treasury
 stock                           (93)          (93)        (529)       (1,658)           -             -
                              ------       -------      -------       -------         ----        ------
BALANCE, September 30,
 2006                         12,268       $12,268      $51,318       $50,557         $  -        $3,707
                              ======       =======      =======       =======         ====        ======


                                  Treasury                             Total
                                   Stock         Stockholders'      Comprehensive
                                  at Cost           Equity             Income
                               -------------     ------------       --------------

BALANCE, March 31, 2005         $     -           $107,024
Comprehensive income
 Net income                           -              7,508           $ 7,508
 Other comprehensive income
  Change in unrealized
   losses on available-for-
   sale securities, net
   taxes (benefit) of $(148)          -               (287)             (287)
                                                                     -------
  Total other comprehensive
   income                                                -              (287)
                                                                     -------
Comprehensive income                  -                  -           $ 7,221
                                                                     =======
Cash dividends on common
 stock at $.28/sh                     -             (2,782)
Stock options exercised               -                312
Tax benefit associated with
 stock options                        -                 97
Treasury stock purchased         (3,478)            (3,478)
Retirement of treasury
 stock                            3,478                  -
                                -------           --------
BALANCE, September 30,
 2005                           $     -           $108,394
                                =======           ========

BALANCE, March 31, 2006         $     -           $113,323
Comprehensive income
 Net income                           -              9,232           $ 9,232
 Other comprehensive income
  Change in unrealized
   gains on available-for-
   sale securities, net
   taxes of $209                      -                389               389
                                                                     -------
  Total other comprehensive
   income                                                -               389
                                                                     -------
Comprehensive income                  -                  -           $ 9,621
                                                                     =======
Cash dividends on common
 stock at $.275/sh                    -             (3,008)
5 for 4 stock split in
 the form of a 25%
 stock dividend                       -                  -
Stock options exercised               -                 71
Stock award plan                      -                111
Tax benefit associated
 with stock options                   -                 12
Treasury stock purchased         (2,280)            (2,280)
Retirement of treasury
 stock                            2,280                  -
                                -------           --------
BALANCE, September 30,
 2006                           $     -           $117,850
                                =======           ========

          (See Notes to Consolidated Financial Statements)

                            HORIZON FINANCIAL CORP.
               Consolidated Statements of Cash Flows (unaudited)

                                                           Six Months Ended
(In thousands, except share data)                            September 30,
                                                           2006       2005
                                                        ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $   9,232   $  7,508
Adjustments to reconcile net income to net
cash provided by operating activities
  Depreciation and amortization                               489        355
  Stock dividends - Federal Home Loan Bank stock                -        (29)
  Stock award plan compensation                               111          -
  Provision for deferred income tax                           (24)         -
  Provision for loan losses                                 1,400      1,475
  Excess tax benefits from the exercise of stock options      (12)       (97)
Changes in assets and liabilities
  Accrued interest and dividends receivable                  (973)      (279)
  Interest payable                                          1,530        985
  Net change in loans held for sale                         3,446      1,709
  Federal income tax (receivable) payable                     331       (613)
  Other assets                                             (2,110)       (90)
  Other liabilities                                          (227)    (2,059)
                                                        ---------   --------
     Net cash flows from operating activities              13,193      8,865
                                                        ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in interest-bearing deposits, net              6,317     (2,812)
  Purchases of investment securities - available-
   for-sale                                                (1,500)    (5,815)
  Proceeds from sales and maturities of
   investment securities - available-for-sale               5,149     16,080
  Purchases of mortgage-backed securities -
   available-for-sale                                      (9,384)    (6,197)
  Proceeds from maturities of mortgage-backed
   securities - available-for-sale                          5,900      3,930
  Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                              194        263
  Net change in loans                                    (119,160)   (63,780)
  Purchases of bank premises and equipment                 (1,894)    (1,466)
  Net change in investment in joint venture                  (100)       393
                                                        ---------   --------
     Net cash flows from investing activities            (114,478)   (59,404)
                                                        ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                   87,213     54,089
  Advances from other borrowed funds                      124,412     75,727
  Repayments of other borrowed funds                     (102,000)   (72,500)
  Advances on borrowing related to investment in
   real estate in a joint venture                             917        736
  Common stock issued, net                                     71        311
  Tax benefit associated with stock options                    12         97
  Cash dividends paid                                      (2,909)    (2,749)
  Treasury stock purchased                                 (2,280)    (3,478)
                                                        ---------   --------
     Net cash flows from financing activities             105,436     52,233
                                                        ---------   --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                     4,151      1,694
CASH AND CASH EQUIVALENTS, beginning of period             24,190     23,250
                                                        ---------   --------
CASH AND CASH EQUIVALENTS, end of period                $  28,341   $ 24,944
                                                        =========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest              $  16,831   $ 10,185
                                                        =========   ========
  Cash paid during the period for income tax            $   4,349   $  3,790
                                                        =========   ========

                (See Notes to Consolidated Financial Statements)

                           HORIZON FINANCIAL CORP.
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2006
                                (unaudited)

NOTE 1 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation
---------------------

     The consolidated financial statements as of and for the three and six months ended September 30, 2006, include the accounts of Horizon Financial Corp. (Horizon Financial or the Corporation), and its wholly-owned subsidiary Horizon Bank (Horizon Bank or the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the three and six month periods ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. Annual Report on Form 10-K for the year ended March 31, 2006.

Stock Dividend Declared
-----------------------

     On September 26, 2006, the Corporation announced a 5-for-4 stock split to be paid in the form of a 25% stock dividend paid on October 23, 2006 to stockholders of record on October 6, 2006. Accordingly, all share and per share amounts have been adjusted to reflect the split.

Reclassification
----------------

     Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income, equity, or earnings per share.

Significant Accounting Policies
-------------------------------

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities in which an enterprise holds a variable interest. In October 2004, the Bank's wholly owned subsidiary, Westward Financial Services, Inc (Westward Financial), entered into a real estate development joint venture with Greenbriar Northwest LLC (GBNW), an established residential land development company headquartered in Bellingham, Washington. The Corporation believes that GBNW is a variable interest entity. Under FIN 46 GBNW is consolidated in the Corporation's consolidated balance sheet. The Corporation also accounts for the portion not owned by Westward Financial, as a minority interest. The investment in real estate is recorded as an asset and the related debt is recorded as the Corporation's liability. The real estate joint venture has a carrying amount of approximately $17.0 million, with a related borrowing of approximately $19.2 million. No income is currently being recognized in the Corporation's financial statements; however, in accordance with FIN 46, one half of the related funding expense is included in the Corporation's interest on other borrowings expense which amounts to approximately $133,000 and $81,000 for the three months ended September 30, 2006 and 2005, respectively and approximately $254,000 and $148,000 for the six months ended September 30, 2006 and 2005, respectively.

NOTE 2 - Stockholders' Equity

Net Income Per Share
--------------------

     The following table illustrates the reconciliation of weighted average shares, as adjusted, used for earnings per share for the noted periods:

                                 Three months ended       Six months ended
                                    September 30,           September 30,
                               ----------------------  -----------------------
                                  2006        2005       2006         2005
                               ----------  ----------  ----------   ----------

Basic weighted average shares
 outstanding                   12,285,606  12,430,021  12,312,727   12,463,413
Incremental shares from
 unexercised stock options
 and unvested restricted stock
 awards                           125,965     116,840     116,590      129,280
                               ----------  ----------  ----------   ----------
Diluted weighted average
 shares outstanding            12,411,571  12,546,861  12,429,317   12,592,693
                               ==========  ==========  ==========   ==========

As of September 30, 2006 and 2005, there were no anti-dilutive shares outstanding related to options to acquire the Corporation's common stock.

Cash Dividend Declared
----------------------

     On September 26, 2006, the Corporation announced a quarterly cash dividend of 12.5 cents per share payable on November 13, 2006 to stockholders of record on October 27, 2006.

NOTE 3 - Share Based Payment and Stock Option and Award Plans

Share Based Payment
-------------------

     The Corporation adopted Statement of Financial Accounting Standard (SFAS or Statement) No. 123R, Share-Based Payment, (SFAS 123R) on April 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after March 31, 2006 are measured and accounted for in accordance with Statement 123R. Also under this method, expense is recognized for unvested awards that were granted prior to April 1, 2006 based upon the fair value determined at the grant date under Statement 123, Accounting for Stock-based Compensation (Statement 123). For the three and six months ended September 30, 2006, the Corporation recognized $92,000 and $111,000, respectively, in stock option and restricted stock award compensation expense as a component of salaries and benefits. As of September 30, 2006, there was approximately $631,000 of total unrecognized compensation cost related to nonvested options and restriced stock awards which is scheduled to amortize over the next four years.

     The Corporation measures the fair value of each stock option grant at the date of grant, using the Black Scholes option pricing model. The weighted average fair value of options granted during the six months ended September 30, 2006, was $4.18 per share, as adjusted. There were no options or awards granted during the three months ended September 30, 2006. The following assumptions were used in arriving at the fair value of options granted during the six months ended September 30:

                                                        2006
                                                       ------
       Risk-free interest rate                         5.270%
       Dividend yield rate                             2.417%
       Price volatility                               24.770%
       Expected life of options                      3.78 years

     Prior to the adoption of Statement 123R, the Corporation recognized the financial effects of stock options under the intrinsic value method as permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and as such, previously recognized no compensation cost for employee stock options.

NOTE 3 - Share Based Payment and Stock Option and Award Plans (continued)

     The following table illustrates the effect on net income and earnings per share, as adjusted, had the Corporation applied the fair value recognition provisions of Statement 123 in fiscal 2006.

Pro forma disclosures:                            Three Months   Six Months
---------------------                                ended         ended
                                                 Sept 30, 2005  Sept 30, 2005
(In thousands, except per share data)            -------------  -------------

Net income as reported                               $3,795        $7,508
Additional compensation for fair value of
 stock options                                           (2)          (12)
                                                     ------        ------
Pro forma net income                                 $3,793        $7,496
                                                     ======        ======
Earnings per share
------------------

Basic

  As reported                                        $ 0.31        $ 0.60
                                                     ======        ======
  Pro forma                                          $ 0.31        $ 0.60
                                                     ======        ======

Diluted

  As reported                                        $ 0.30        $ 0.60
                                                     ======        ======
  Pro forma                                          $ 0.30        $ 0.60
                                                     ======        ======

Stock Option and Award Plans
----------------------------

     The Corporation may grant options and/or awards for a maximum of 937,500 shares, as adjusted, of authorized common stock to certain officers and key employees under the 2005 Incentive Stock Plan. Options and awards are granted at no less than fair market value and may or may not vest immediately upon issuance based on the terms established by the Board of Directors. Options and awards are generally exercisable within one to five years from date of grant and expire after ten years.

     The following table summarized stock option and award activity for the six months ended September 30, 2006:

                                  Shares of Common Stock
                                --------------------------   Weighted Average
                                Available For  Outstanding       Price of
                                Option/Award    Under Plan   Shares Under Plan
                                -------------  -----------   -----------------

     Balance, March 31, 2006       906,235        188,980
       Restricted stock awards     (24,045)                       $19.86
       Granted                     (24,045)        24,045         $19.86
       Exercised                         -        (11,324)        $ 6.26
       Lapsed                        1,851         (1,851)        $16.74
       Expired                        (631)             -
                                   -------        -------
     Balance, September 30, 2006   859,365        199,850
                                   =======        =======

NOTE 3 -  Share Based Payment and Stock Option and Award Plans (continued)

Financial data pertaining to outstanding stock options and exercisable stock options at September 30, 2006 is as follows:

                           Options Outstanding            Options Exercisable
                  -------------------------------------  ---------------------
                                 Weighted
                                 Average      Weighted
 Range of                        Remaining    Average                 Average
 Exercise            Number     Contractual   Exercise     Number     Exercise
 Prices           Outstanding      Life        Price     Exercisable    Price
----------        -----------   -----------   ---------  -----------  --------

$5.00 to $9.99      138,360     3.77 years     $ 6.66      138,047     $ 6.66
$10.00 to $14.99     10,000     6.65 years     $12.00        7,185     $11.90
$15.00 to $20.00     51,490     9.22 years     $17.96        6,251     $16.02

     At September 30, 2006, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $2.9 million and $2.6 million, respectively.

NOTE 4 -  New Accounting Pronouncements

     In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in
Income Taxes   an interpretation of FASB Statement No. 109 Accounting for
Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

Operating Strategy
------------------

     The Corporation serves as a holding company for the Bank and other subsidiaries whereby it provides strategic oversight, management, access to capital and other resources and activities typically performed by bank holding companies. The operating strategy of the Corporation has been to expand and diversify its consolidated operations across a variety of companies and/or operating units that are engaged in complementary, but different, businesses and/or operating strategies. This diversification strategy is expected to continue as opportunities arise, although there are no specific acquisitions or new business formations planned at this time. The Bank currently has only one office in Pierce County (south of King County), with the remaining offices all located north of King County. Management hopes to expand it's presence in pierce county to provide additional support to its Lakewood office in the near future. Management has further indicated that the market areas just outside King County (including, but not necessarily limited to Snohomish, Pierce, Kitsap and Thurston counties) are logical areas for potential future expansion, as these markets have characteristics most similar to those in which the Bank has experienced previous success.

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

     The Corporation's profitability depends primarily on its net interest income, which is the difference between the income it receives on the Bank's loan and investment portfolio and the Bank's cost of funds, which consists of interest paid on deposits and borrowings. The Bank reviewed its opportunities with respect to both assets and liabilities. In the past two fiscal years, for example, the Bank chose to concentrate its commercial lending efforts on growing its Prime based loan portfolio, at a time when many lenders were offering fixed rate real estate loans at sub-Prime rates. In this regard, the Bank's loan portfolio growth was heavily concentrated in the active real estate development markets in the Puget Sound region. Through its excellent relationships with established real estate developers, the Bank's experienced loan officers were successful at growing this portion of the Bank's portfolio, which is primarily Prime based business. This has been beneficial in the past year, with the Federal Reserve's Open Market Committee's (FOMC) efforts to increase short terms interest rates, which have in turn increased the Prime lending rate on a regular basis. The results of this strategy are discussed in more detail in the section entitled "Comparison of Operating Results for the Three and Six Months Ended September 30, 2006 and September 30, 2005". On the liability side of the balance sheet, the impact of these increasing rates has also impacted the Bank's earnings, however at a more moderate level to date. Management acknowledges that there is a lag effect in this regard, as the rates on the Bank's certificate of deposit liabilities do not adjust instantly, rather the impact occurs more gradually as the certificates of deposit mature and reprice in this higher rate environment. These increases in liability expenses will continue even after the FOMC stops its tightening cycle, as long as the rates being offered for new certificates of deposit are higher than those maturing (as is the case currently).

     Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Corporation's profitability is also affected by the level of the Bank's other income and expenses. Other noninterest income includes income associated with the origination and sale of mortgage loans, loan servicing fees, deposit account related fees, and net gains and losses on sales of interest-earning assets. This portion of the Bank's income is heavily dependent on the Bank's success at originating and selling one-to-four family mortgage loans into the secondary market. In addition, the Bank's ability to generate fee income on its deposit accounts impacts this portion of the Bank's income stream. In fiscal 2006, the Bank introduced an Overdraft Protection service, which enhanced the deposit related fee income and is discussed in more detail in the section entitled "Comparison of Operating Results for the Three and Six Months Ended September 30, 2006 and September 30, 2005."

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

Financial Condition
-------------------

     Total consolidated assets for the Corporation at September 30, 2006, were $1.2 billion, a 10.4% increase from $1.1 billion at March 31, 2006. This increase in assets was primarily a result of the growth in loans receivable, which increased 12.9% to $1.0 billion at September 30, 2006 from $918.5 million at March 31, 2006. The growth in loans receivable was primarily attributable to a $31.0 million, or 25.1%, increase in commercial loans and a $81.8 million, or 31.2%, increase in construction and land development loans since March 31, 2006. The Bank continued its focus on expanding its relationships with established residential real estate developers and one-to-four family residential builders, which resulted in the continued growth in this component of loans receivable during the period. One-to-four family mortgage loans increased slightly during the period, as the Bank continued its practice of selling most of its single-family fixed rate loan production into the secondary market. The Bank sold $40.6 million of real estate loans during the six months ended September 30, 2006, compared to $60.3 million during the six months ended September 30, 2005.

The following is an analysis of the loan portfolio by major type of loans:
                                           September 30,        March 31,
(In thousands)                                 2006                2006
                                           -------------      -------------
 1-4 mortgage loans
   1-4 family                                $   151,720       $   148,515
   1-4 family construction                        24,268            20,971
   Less participations sold                      (53,186)          (56,546)
                                             -----------       -----------
     Net 1-4 family mortgage loans               122,802           112,940
 Construction and land development               344,193           262,358
 Multi family residential                         68,093            70,080
 Commercial real estate                          309,675           314,299
 Commercial loans                                154,490           123,445
 Home equity secured                              46,900            44,001
 Other consumer loans                              6,065             5,571
                                             -----------       -----------
     Subtotal                                    929,416           819,754
                                             -----------       -----------
 Total loans receivable                        1,052,218           932,694
                                             -----------       -----------
 Less:
   Allowance for loan losses                     (15,511)          (14,184)
                                             -----------       -----------
   Net loans receivable                      $ 1,036,707       $   918,510
                                             ===========       ===========

 Net residential loans                       $   121,785   12% $   111,967 12%
 Net commercial loans                            151,689   14%     121,117 13%
 Net commercial real estate loans (1)            711,095   69%     636,657 70%
 Net consumer loans (2)                           52,138    5%      48,769  5%
                                             ----------- ----  ---------- ----
                                             $ 1,036,707 100%  $  918,510 100%
                                             =========== ====  ========== ====

(1) Includes construction and development, multi-family and commercial real estate loans.
(2) Includes home equity and other consumer loans.

     As reflected in the table above, approximately 69% of our net loan portfolio consists of commercial real estate and construction and development loans. These types of lending afford the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family residential lending. These loans, however, also typically are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 80% and carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

     Construction and land development lending generally involves a higher degree of risk than permanent financing for a finished residence or commercial building, because of the inherent difficulty in estimating both the estimated cost of the project and the property's value at completion. If the estimated cost of construction proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to complete the project. To address this risk, and because of the level of construction loans in the Bank's portfolio, the Bank has personnel dedicated specifically to monitoring the progress of its construction projects, and making on-site inspections of the property. In addition, in an effort to monitor the available inventory in its markets, the Bank also regularly reviews the overall building and development activity in its markets. Also, to mitigate the risks related to construction lending, the Bank primarily deals with experienced builders, with acceptable credit histories, sound financial statements, and a proven track record in the industry. In addition, the Bank utilizes the services of experienced inspectors to monitor the progress and draw process in the more complex construction projects. The Bank also has an experienced appraisal staff, and members of senior management with related appraisal education and experience, who review each appraisal utilized by the Bank in analyzing prospective construction projects. Finally, members of the Bank's senior management and loan committees also have a significant amount of experience in the areas of construction lending, appraisals, and loan underwriting, further mitigating the Bank's risk in this area.

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

     The following table is provided to show additional details on the Corporation's construction and land development loan portfolio:

                                     September 30, 2006       March 31, 2006
                                     ------------------     -----------------
(In thousands)                       Amount     Percent     Amount    Percent
                                     ------     -------     ------    -------
Speculative construction 1-4
 family                             $ 12,868      3.5%     $  8,675      3.1%
Custom construction 1-4 family        11,400      3.1        12,296      4.3
                                    --------     -----     --------   ------
 Total 1-4 family construction        24,268      6.6        20,971      7.4

Commercial speculative
 construction 1-4 family             131,891     35.8        95,534     33.7
Commercial construction multi
 family                                8,199      2.2         6,927      2.4
 Commercial construction              70,507      19.1       56,328     19.9
Commercial residential land
 development                         133,596      36.3      103,569     36.6
                                    --------     -----     --------   ------
  Total construction and land
   development                       344,193      93.4      262,358     92.6
                                    --------     -----     --------   ------
  Total construction loans          $368,461     100.0%    $283,329    100.0%
                                    ========     ======    ========   ======
14

     The tables below display the characteristics of the available for sale
(AFS) and held-to-maturity (HTM) portfolios as of September 30, 2006:

                                                         Net        Estimated
                                           Amortized   Unrealized      Fair
                                              Cost     Gain/(Loss)     Value
                                          ----------  -----------   ----------
(In thousands)
AFS Securities
 State and political subdivisions
   and U.S. government agency
   securities                             $   44,784   $     (407)  $   44,377
 Marketable equity securities                    323        6,305        6,628
 Mutual funds                                  5,000         (121)       4,879
 Corporate debt securities                     1,005            -        1,005
 Mortage-backed securities and
   Collateralized mortgage obligations
   (CMOs)                                     27,043          (12)      27,031
                                          ----------   ----------    ---------
   Total available-for-sale securities        78,155        5,765       83,920
                                          ----------   ----------    ---------
HTM Securities
 State and political subdivisions and U.S.
   government agency securities                  370            3          373
 Mortgage-backed securities and CMOs             288           10          298
                                          ----------   ----------    ---------
   Total held-to-maturity securities             658           13          671
                                          ----------   ----------    ---------
   Total securities                       $   78,813   $    5,778    $  84,591
                                          ==========   ==========    =========


                        Maturity Schedule of Securities at September 30, 2006
                        -----------------------------------------------------
                           Available-For-Sale            Held-To-Maturity
                        -------------------------     -----------------------
                         Amortized     Estimated      Amortized    Estimated
(In thousands)              Cost       Fair Value        Cost      Fair Value
                        ----------    -----------     ----------   ----------
Maturities:
   Less than one year    $  15,202    $    15,179     $        -   $        -
   One to five years        25,376         24,974            625          629
   Over five to ten
    years                   11,947         11,941              2            8
   Over ten years           20,307         20,319             31           34
                         ---------    -----------     ----------   ----------
                            72,832         72,413            658          671
                         ---------    -----------     ----------   ----------
Mutual funds and marketable
   equity securities
  (liquid)                   5,323         11,507              -            -
                         ---------    -----------     ----------   ----------
Total investment
   securities            $  78,155    $    83,920     $      658   $      671
                         =========    ===========     ==========   ==========

     Total liabilities increased 11.1% to $1.1 billion at September 30, 2006, from $1.0 billion at March 31, 2006. This increase in liabilities was primarily the result of growth in deposits, which increased 10.4% to $921.5 million at September 30, 2006 from $834.3 million at March 31, 2006. The following is an analysis of the deposit portfolio by major type of deposit at September 30, 2006 and March 31, 2006:

(In thousands)                                 Sept 30, 2006    March 31, 2006
                                               -------------    --------------
 Demand deposits
 Savings                                         $    24,066     $      30,808
 Checking                                             76,850            79,774
 Checking (noninterest-bearing)                       94,028            80,778
 Money Market                                        176,384           156,867
                                                 -----------     -------------
                                                     371,328           348,227
                                                 -----------     -------------
Time certificates of deposit
 Less than $100,000                                  262,714           246,136
 Greater than or equal to $100,000                   287,470           239,936
                                                 -----------     -------------
                                                     550,184           486,072
                                                 -----------     -------------
Total deposits                                   $   921,512     $     834,299
                                                 ===========     =============

     Also contributing to the growth in liabilities during the current quarter was an increase of 15.8% in other borrowed funds to $164.0 million at September 30, 2006 from $141.6 million at March 31, 2006. During the quarter the Bank borrowed additional funds from the FHLB to help manage interest rate risk and support asset growth.

     Also included in the September 30, 2006 balance sheet is an investment in real estate for a joint venture and the corresponding borrowing. During the year ended March 31, 2005, Westward Financial as a 50% partner in the GBNW (Greenbriar Northwest LLC), purchased an 85 acre parcel of land in Bellingham for future development. GBNW intends to develop the property in future years,
into a neighborhood community to be known as Fairhaven Highlands.   The $17.0
million reflected on the Corporation's Consolidated Statements of Financial Position as an asset at September 30, 2006 represents the current level of the investment in real estate joint ventures, including the Fairhaven Highlands
joint venture.   This amount also includes the remaining net investment in a residential development joint venture that has since been completed and closed. The $19.2 million shown in the liability section of the Consolidated Statements of Financial Position represents the corresponding wholesale borrowing used to fund the investment in the Fairhaven Highlands joint venture. At this time, the partnership is in the process of meeting with the appropriate public and private entities, in its preliminary planning efforts relating to the future development of the property.

     Stockholders' equity at September 30, 2006 increased 4.0% to $117.9 million from $113.3 million at March 31, 2006. This increase was primarily attributable to the increase in net income to $9.2 million for the six months ended September 30, 2006 from $7.5 million for the six months ended September 30, 2005. This change also included the effects from the Corporation's share repurchase program. Repurchases totaled $2.3 million for the six months ended September 30, 2006 compared to $3.5 million for the six months ended September 30, 2005. The Corporation remains strong in terms of its capital position, with a stockholder equity-to-assets ratio of 9.6% at September 30, 2006, compared to 10.2% at March 31, 2006.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and September 30, 2005
-----------------------------------------------------------------------------

     General. Net income increased 22.5% to $4.7 million for the three months ended September 30, 2006 from $3.8 million for the three months ended September 30, 2005. Diluted earnings per share for the three months ended September 30, 2006 was $0.37 on weighted average shares outstanding of 12,411,571, compared to diluted earnings per share of $0.30 on weighted average shares of 12,546,861 for the three months ended September 30, 2005.

     Net Interest Income. Net interest income before provision for loan losses for the three months ended September 30, 2006 increased 22.1% to $13.1 million from $10.8 million for the comparable period in 2005. Interest on loans for the quarter ended September 30, 2006 increased 39.2% to $22.0 million, from $15.8 million for the comparable quarter a year ago. This increase was a result of a combination of factors, including: 1) the growth in loans receivable, as the Bank experienced significant loan growth during the quarter, increasing the loan portfolio to $1.0 billion at September 30, 2006 compared to $867.7 million at September 30, 2005; and 2) a higher Prime lending rate. Interest and dividends on investments and mortgage-backed securities for the three months ended September 30, 2006 increased 15.1% to $1.0 million, from $879,000 for the comparable quarter a year ago. This increase was a result of a higher level of investments and mortgage-backed securities outstanding during the respective periods, as average total investments increased slightly to $93.1 million at September 30, 2006 as compared to $92.1 million at September 30, 2005. Also contributing to the increase was the restructuring of approximately $13.0 million of the investment securities portfolio during the quarter ended March 31, 2006. The proceeds from those lower-yielding securities have been reinvested in highly rated, higher-yielding investments. Total interest income increased 38.0% to $23.0 million at September 30, 2006 from $16.7 million in the comparable period one year ago.

     Total interest paid on deposits increased 63.3% to $7.9 million for the quarter ended September 30, 2006 from $4.9 million for the quarter ended September 30, 2005, as a result of significant growth in average deposits outstanding to $906.2 million at September 30, 2006 compared to $784.4 million at September 30, 2005. Also contributing to the increase was the increasing level of interest rates during the year which resulted in an increase in interest expense, including interest paid on the Bank's deposits. Interest on borrowings increased 83.7% to $1.9 million during the quarter ended September 30, 2006, compared to $1.0 million for the comparable period one year ago.
The increased expense in the current year was a result of a higher level of average borrowings outstanding during the quarter ended September 30, 2006 of $161.5 million compared to $118.0 million during the quarter ended September 30, 2005, along with the increasing rate environment. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

     The following tables are presented to further illustrate the changes in the primary factors impacting the Bank's net interest income:

                                            For the quarter ended Sept 30,
Average balances:                              2006               2005
                                            -----------        -----------
 (In thousands)

  Loans                                     $ 1,008,100        $   844,446
  Investments                                    93,101             92,083
                                            -----------        -----------
  Total interest-earning assets               1,101,201            936,529

  Deposits                                  $   906,228        $   784,384
  Borrowings                                    161,466            118,048
                                            -----------        -----------
  Total interest-bearing liabilities          1,067,694            902,432

  Average assets                              1,211,989          1,041,954
  Average stockholders' equity                  116,125            107,859

                                            For the quarter ended Sept 30,
Weighted average interest rates:               2006               2005
                                            -----------        -----------
  Yield on loans                                8.72%              7.48%
  Yield on investments                          4.35%              3.82%
                                            -----------        -----------
  Yield on interest-earning assets              8.35%              7.12%

  Cost of deposits                              3.50%              2.48%
  Cost of borrowings                            4.78%              3.56%
                                            -----------        -----------
  Cost of interest-bearing liabilities          3.69%              2.62%

  Net interest spread                           4.66%              4.50%
  Net interest margin                           4.77%              4.59%

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

                                            For the quarter ended Sept 30,
                                            ------------------------------
     Allowance for Loan Losses                 2006               2005
                                            -----------        -----------
     (In thousands)

     Allowance at beginning of period         $  14,854        $    12,448
     Provision for loan losses                      700                750
     Charge offs (net of recoveries)                (43)               (37)
                                            -----------        -----------
     Allowance at end of period               $  15,511        $    13,161
     Allowance for loan losses as a
      percentage of net loans receivable
      at the end of the period                     1.50%              1.52%

     Net charge-offs as a percentage of average
      loans outstanding during the period         0.004%             0.004%

     The provision for loan losses was $700,000 for the quarter ended September 30, 2006 compared to $750,000 for the quarter ended September 30, 2005. These provisions reflect management's ongoing analysis of changes in loan portfolio composition by collateral categories, overall credit quality of the portfolio, peer group analysis, historical industry loss experience, and current economic conditions. The allowance for loan losses was $15.5 million, or 1.50% of net loans receivable at September 30, 2006, compared to $13.2 million, or 1.52% of net loans receivable at September 30, 2005. The increased allowance level resulted from continued loan portfolio growth in the higher-risk lending categories of construction and land development, commercial real estate commercial business loans during the period, which comprised $862.8 million, or 83.2% of the portfolio at September 30, 2006, versus $710.4 million, or 81.8% at September 30, 2005.

     In addition, commercial and multi-family loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. The Corporation considers the allowance level to be appropriate, as a result of the changing portfolio mix and the current economic environment.

     As of September 30, 2006, there were 17 loans on nonaccrual status and two loans over ninety days delinquent and still accruing. At September 30, 2006 total non-performing loans were $2.2 million. The Bank had no real estate owned at September 30, 2006. Total non-performing assets represented $2.2 million, or 0.18% of total assets at September 30, 2006 compared to $1.3 million or 0.12% of total assets at September 30, 2005.

                                                    As of September 30,
                                                   ----------------------
 Non-Performing Assets                                2006         2005
                                                   ----------   ---------
 (In thousands)

 Accruing loans - 90 days past due                 $      611   $      -
 Non-accrual loans                                      1,557      1,257
                                                   ----------   --------
 Total non-performing loans                             2,168      1,257
 Total non-performing loans/net loans                    0.21%      0.14%
 Real estate owned                                          -          -
                                                   ----------   --------
 Total non-performing assets                            2,168      1,257
                                                   ----------   --------
 Total non-performing assets/total assets                0.18%      0.12%

     Noninterest Income. Noninterest income for the three months ended September 30, 2006 was unchanged at $1.4 million as compared to the same period a year ago. Service fee income increased 7.8% to $784,000 for the quarter ended September 30, 2006 from $727,000 for the same quarter in the prior period. The primary reason for the increase was the implementation of an overdraft protection service during July 2005, which, together with the increase in deposits, resulted in increased fee income. The net gain on the sale of loans servicing released decreased to $206,000 for the quarter ended September 30, 2006 from $306,000 in the comparable period one year ago. A moderately more active mortgage market was the primary reason for the increased amount in the prior year. Other noninterest income for the quarter increased 16.7% to $429,000 for the quarter ended September 30, 2006 from $368,000 for the three months ended September 30, 2005. The primary reason for the increase from the prior period was additional income related to the purchase of approximately $2.5 million of bank owned life insurance.

     Noninterest Expense. Noninterest expense for the three months ended September 30, 2006 increased 14.8% to $6.9 million from $6.0 million for the comparable quarter one year ago. Compensation and employee benefits increased 13.3% for the quarter ended September 30, 2006 to $4.1 million from $3.6 million for the comparable quarter one year ago. Building occupancy for the quarter ended September 30, 2006 increased 23.9% to $1.0 million from $819,000 for the three months ended September 30, 2005. Increases in compensation and employee benefits and building and occupancy expenses resulted from the opening a full service retail office in Lakewood in fiscal 2006 and a full service regional facility in Everett, Washington in June 2006. Other noninterest expense increased 19.6% to $1.4 million from $1.1 million in the quarter ended September 30, 2005 as a result of additional transfer agent and investor relations expenses, and increased Business & Occupation tax due to the shifting loan portfolio from non-taxable mortgage loans to taxable commercial loans.

Comparison of Operating Results for the Six Months Ended September 30, 2006 and September 30, 2005
---------------------------------------------------------------------------

     General. Net income increased 22.9% to $9.2 million for the six months ended September 30, 2006 from $7.5 million for the six months ended September 30, 2005. Diluted earnings per share for the six months ended September 30, 2006 was $0.74 on weighted average shares outstanding of 12,429,317, compared to diluted earnings per share of $0.60 on weighted average shares of 12,592,693 for the six months ended September 30, 2005.

     Net Interest Income. Net interest income before provision for loan losses for the six months ended September 30, 2006 increased 22.7% to $25.8 million from $21.0 million for the comparable period in 2005. Interest on loans for the six months ended September 30, 2006 increased 38.2% to $42.2 million, from $30.5 million for the comparable quarter a year ago. This increase was a result of a combination of factors, including: 1) the growth in loans receivable, as the Bank experienced significant loan growth during the period, increasing the loan portfolio to $1.0 billion at September 30, 2006 compared to $867.7 million at September 30, 2005; and 2) an increasing Prime lending rate. Interest and dividends on investments and mortgage-backed securities for the six months ended September 30, 2006 increased 18.3% to $2.0 million, from $1.7 million for the comparable quarter a year ago. This increase was a result of a higher level of investments and mortgage-backed securities outstanding during the respective periods, as average total investments increased 2.8% to $93.8 million at September 30, 2006 as compared to $91.2 million at September 30, 2005. Also contributing to the increase was the restructuring of approximately $13.0 million of the investment securities portfolio during the quarter ended March 31, 2006. The proceeds from those lower-yielding securities have been reinvested in highly rated, higher-yielding investments. Total interest income increased 37.2% to $44.2 million at September 30, 2006 from $32.2 million in the comparable period one year ago.

     Total interest paid on deposits increased 61.0% to $14.5 million for the six months ended September 30, 2006 from $9.0 million for the six months ended September 30, 2005, as a result of significant growth in average deposits outstanding to $874.9 million at September 30, 2006 compared to $767.6 million at September 30, 2005. Also contributing to the increase was the increasing level of interest rates during the year which resulted in an increase in interest expense, including interest paid on the Bank's deposits. Interest on borrowings increased 78.6% to $3.8 million during the six months ended September 30, 2006, compared to $2.1 million for the comparable period one year ago. The increased expense in the current year was a result of a higher level of average borrowings outstanding during the six months ended September 30, 2006 of $166.1 million compared to $125.0 million during the six months ended September 30, 2005, along with the increasing rate environment. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

     The following tables are presented to further illustrate the changes in the primary factors impacting the Bank's net interest income:

                                               For the six months
                                                 ended Sept 30,
Average balances:                             2006            2005
                                          -----------     -----------
 (In thousands)

  Loans                                   $   982,481     $   835,779
  Investments                                  93,827          91,253
                                          -----------     -----------
  Total interest-earning assets             1,076,308         927,032

  Deposits                                $   874,962     $   767,608
  Borrowings                                  166,065         125,005
                                          -----------     -----------
  Total interest-bearing liabilities        1,041,027         892,613

  Average assets                            1,180,235       1,027,160
  Average stockholders' equity                115,191         107,581

                                               For the six months
                                                 ended Sept 30,
Weighted average interest rates:              2006            2005
                                          -----------     -----------

  Yield on loans                               8.58%             7.30%
  Yield on investments                         4.32%             3.75%
                                          -----------     -----------
  Yield on interest-earning assets             8.21%             6.95%

  Cost of deposits                             3.32%             2.35%
  Cost of borrowings                           4.62%             3.44%
                                          -----------     -----------
  Cost of interest-bearing
   liabilities                                 3.53%             2.50%

  Net interest spread                          4.68%             4.44%
  Net interest margin                          4.80%             4.54%

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

                                                    For the six months
                                                      ended Sept 30,
                                               ---------------------------
     Allowance for Loan Losses                     2006            2005
                                               -----------     -----------
     (In thousands)

     Allowance at beginning of period          $    14,184     $    11,767
     Provision for loan losses                       1,400           1,475
     Charge offs (net of recoveries)                   (73)            (81)
                                               -----------     -----------
     Allowance at end of period                $    15,511     $    13,161
     Allowance for loan losses as a
      percentage of net loans receivable
      at the end of the period                        1.50%           1.52%

     Net charge-offs as a percentage of
      average loans outstanding during
      the period                                     0.007%          0.010%

     The provision for loan losses was $1,400,000 for the six months ended September 30, 2006 compared to $1,475,000 for the six months ended September 30, 2005. These provisions reflect management's ongoing analysis of changes in loan portfolio composition by collateral categories, overall credit quality of the portfolio, peer group analysis, historical industry loss experience, and current economic conditions. The allowance for loan losses was $15.5 million, or 1.50% of net loans receivable at September 30, 2006, compared to $13.2 million, or 1.52% of net loans receivable at September 30, 2005. The increased allowance level resulted from continued loan portfolio growth in the higher-risk lending categories of construction and land development, commercial real estate commercial business loans during the period, which comprised $862.8 million, or 83.2% of the portfolio at September 30, 2006, versus $710.4 million, or 81.8% at September 30, 2005.

     Noninterest Income. Noninterest income for the six months ended September 30, 2006 decreased 2.4% to $2.9 million as compared to $3.0 million for the same period a year ago. Service fee income increased 32.0% to $1.7 million for the six months ended September 30, 2006 from $1.3 million for the same six months in the prior period. The primary reason for the increase was the implementation of an overdraft protection service during July 2005, which, together with the increase in deposits, resulted in increased fee income. The net gain on the sale of loans servicing released decreased to $432,000 for the six months ended September 30, 2006 from $603,000 in the comparable period one year ago. A moderately more active mortgage market was the primary reason for the increased amount in the prior year. Other noninterest income decreased 22.6% to $801,000 for the six months ended September 30, 2006 from $1.0 million for the six months ended September 30, 2005. The primary reason for the decrease from the prior period was the recognition in the prior year period of approximately $320,000 in profits on the real estate development project from a joint venture of the Bank's wholly owned subsidiary, Westward Financial Corp. All lot sales have been concluded for this real estate joint venture and, as a result of the current status of the development of future lots, no sales activity is currently anticipated for fiscal 2007 from the Bank's real estate joint venture activities.

     Noninterest Expense. Noninterest expense for the six months ended September 30, 2006 increased 13.3% to $13.4 million from $11.9 million for the comparable six months one year ago. Compensation and employee benefits increased 13.0% for the six months ended September 30, 2006 to $8.0 million from $7.1 million for the comparable six months one year ago. Building occupancy for the six months ended September 30, 2006 increased 20.2% to $2.0 million from $1.6 million for the six months ended September 30, 2005. Increases in compensation and employee benefits and building and occupancy expenses resulted from the opening a full service retail office in Lakewood in fiscal 2006 and a full service regional facility in Everett, Washington in June 2006. Other noninterest expense increased 14.2% to $2.7 million from $2.4 million in the six months ended September 30, 2005 as a result of additional transfer agent and investor relations expenses, and increased Business & Occupation tax due to the shifting loan portfolio from non-taxable mortgage loans to taxable commercial loans.



Average Balances, Interest and Average Yields/Costs
---------------------------------------------------

     The following table presents at the date and for the periods indicated, the total dollar amount of interest income and interest expense, as well as the resulting yields earned and rates paid.

                                                      For the six months ended September 30,
                                            ------------------------------------------------------------
                                                      2006                            2005
                                            ----------------------------    ----------------------------
                                                                 Average                        Average
                                            Average               Yield/    Average             Yield/
(In thousands)                              Balance    Interest    Cost     Balance  Interest    Cost
                                            --------- ----------  -------   -------- ---------- --------
Interest-earning assets:
  Loans receivable                          $ 982,481  $  42,152   8.58%    $ 835,779 $ 30,490   7.30%
  Investment securities                        66,485      1,350   4.06        71,606    1,276   3.56
  Mortgage-backed securities                   27,342        674   4.93        19,647      436   4.44
                                            ---------  ---------   ----     --------- --------   ----
    Total interest-earning assets           1,076,308     44,176   8.21       927,032   32,202   6.95

Interest-bearing liabilities:
  Deposits                                    874,962     14,524   3.32       767,609    9,021   2.35
  Borrowings                                  166,065      3,837   4.62       125,005    2,149   3.44
                                            ---------  ---------   ----     --------- --------   ----
    Total interest-bearing liabilities      1,041,027     18,361   3.53       892,614   11,170   2.50
                                                       ---------                      --------
Net interest income                                    $  25,815                      $ 21,032
                                                       =========                      ========
Interest rate spread                                               4.68%                         4.44%
Net interest margin                                                4.80%                         4.54%

Ratio of average interest-earning
  assets to average interest-
  bearing liabilities                                            103.39%                       103.86%

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

                                          Six months ended September 30,
                                        ----------------------------------
                                                  2006 vs. 2005
                                        ----------------------------------
                                            Increase (Decrease) Due to
                                        ----------------------------------
                                                           Rate/
(In thousands)                          Volume    Rate    Volume   Total
                                        -------  ------- -------- --------
Interest income:
 Interest and fees on loans             $ 5,352  $ 5,368  $   942  $ 11,662
 Investment securities and other
  interest-bearing securitites               48      257        7       312
                                        -------  -------  -------  --------

Total interest-earning assets           $ 5,400  $ 5,625  $   949  $ 11,974
                                        =======  =======  =======  ========
Interest expense:
 Deposit accounts                       $ 1,262  $ 3,721  $   520  $  5,503
 Borrowings                                 706      739      243     1,688
                                        -------  -------  -------  --------

Total interest-bearing liabilities      $ 1,968  $ 4,460  $   763  $  7,191
                                        =======  =======  =======  ========

Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At September 30, 2006, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with an amortized cost of $52.0 million.

     As of September 30, 2006 the total amortized cost of investments and mortgage-backed securities was $78.8 million compared to a market value of $84.6 million with an unrealized gain of $5.8 million. As of March 31, 2006, the total amortized cost of investments and mortgage-backed securities was $79.2 million, compared to a market value of $84.4 million with an unrealized
gain of $5.2 million.   The Bank foresees no factors that would im air its
ability to hold debt securities to maturity.

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

     Stockholders' equity as of September 30, 2006 was $117.9 million, or 9.6% of assets, compared to $113.3 million, or 10.2% of assets at March 31, 2006. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of September 30, 2006 was 11.8%, compared to 12.6% as of March 31, 2006. These figures are well above the well-capitalized minimum of 10% set by the FDIC.

     The Corporation has conducted various stock buy-back programs since August 1996. In March 2006, the Board of Directors approved a new stock repurchase plan that continues through the 2007 fiscal year, allowing the Corporation to repurchase up to 5% of total shares outstanding, or approximately 625,000 shares, as restated. This marked the Corporation's seventh stock repurchase plan. During the quarter ended September 30, 2006, the Corporation repurchased 25,046 shares at an average price of $23.63 and for the six-month period ended September 30, 2006, the Corporation repurchased 115,980 shares at an average price of $19.61. All per share data and stock prices have been adjusted to reflect the 5-for-4 stock split, paid in the form of a 25% stock dividend on October 23, 2006.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At September 30, 2006, the Corporation had no significant off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At September 30, 2006, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2006.

Item 4.   Controls and Procedures

     An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer, and several other members of the Corporation's senior management as of the end of the period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the Corporation's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

     In the quarter ended September 30, 2006, the Corporation did not make any changes in its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting. While the Corporation believes the present designs of its disclosure controls and procedures and internal control over financial reporting are effective to achieve their goals, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures and/or internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation's common stock is traded on the NASDAQ Global Securities Market under the symbol "HRZB". As of November 1, 2006, there were 12,268,852 shares of common stock outstanding.

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

     The Corporation is "well-capitalized" in accordance with regulatory standards. The Corporation has had various stock buy-back programs since August 1996. In March 2006, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2007 fiscal year, allowing the Corporation to repurchase up to 5% of total shares outstanding, or approximately 625,000 shares, as restated. This marked the Corporation's seventh stock repurchase plan. During the quarter ended September 30, 2006, the Corporation repurchased 25,046 shares at an average price of $23.63 and for the six-month period ended September 30, 2006, the Corporation repurchased 115,980 shares at an average price of $19.62. All per share data and stock prices have been adjusted to reflect the 5-for-4 stock split, paid in the form of a 25% stock dividend on October 23, 2006.

     The following table sets forth information, as adjusted, about the Corporation's purchases of its outstanding Common Stock during the quarter ended September 30, 2006.

                                                                (d) Maximum
                                                    (c) Total    Number (or
                                                    Number of   approximate
                                                       Shares  Dollar Value)
                                                    (or Units) of shares (or
                                                    Purchased   Units) that
                       (a) Total                   as Part of    May Yet Be
                       Number of     (b) Average     Publicly     Purchased
                      Shares (or      Price Paid    Announced     Under the
                         Units)        Per Share     Plans or      Plans or
     Period            Purchased (1)   (or Unit)    Programs      Programs
------------------    ----------     -----------   ----------   --------------

July 1, 2006 -
 July 31, 2006                -               -        90,934        534,066
August 1, 2006 -
 August 31,2006               -               -        90,934        534,066
September 1, 2006 -
 September 30, 2006      25,046          23.632       115,980        509,020
Total                    25,046          23.632       115,980        509,020

(1) Of these shares, no shares were purchased other than through a publicly announced program.

Item 3.  Defaults Upon Senior Securities
           None

Item 4.  Submission of Matters to a Vote of Security Holders
           None

Item 5.  Other Information
           None

Item 6.  Exhibits

(a)      Exhibits
         --------

        (3.1)   Articles of Incorporation of Horizon Financial, Corp.
               (incorporated by reference to Exhibit 3.1 to the Registrant's
                Current Report on Form 8-K dated October 13, 1995)
        (3.2)   Bylaws of Horizon Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K
                dated October 13, 1995)
       (10.1)   Amended and Restated Employment Agreement with V. Lawrence
                Evans (incorporated by reference to the Registrant's Annual
                Report on Form 10-K for the year ended March 31, 1996)
       (10.2)   Deferred Compensation Plan (incorporated by reference to the
                Registrant's Annual Report on Form 10-K for the year ended
                March 31, 1996)
       (10.3)   Bank of Bellingham 1993 Employee Stock Option Plan
               (incorporated by reference to Exhibit 99 to the Registrant's
                Registration Statement on Form S-8 (File No. 33-88571))
       (10.4)   Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2004)
       (10.5)   Severance Agreement with Richard P. Jacobson (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
       (10.6)   Severance Agreement with Steven L. Hoekstra (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
       (10.7)   Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File
                No. 333-127178))
       (10.8)   Form of Incentive Stock Option Award Agreement under the 2005
                Stock Incentive Plan (incorporated by reference to Exhibit
                99.1 contained in the Registrant's Current Report on Form 8-
                K dated July 27, 2005)
       (10.9)   Form of Non-qualified Stock Option Award Agreement under the
                2005 Stock Incentive Plan (incorporated by reference to
                Exhibit 99.1 contained in the Registrant's Current Report on
                Form 8-K dated July 27, 2005)
       (10.10)  Form of Restricted Stock Award Agreement under the 2005 Stock
                Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated
                July 27, 2005)
       (31.1)   Certification of Chief Executive Officer Pursuant to Section
                302 of the Sarbanes-Oxley Act
       (31.2)   Certification of Chief Financial Officer Pursuant to Section
                302 of the Sarbanes-Oxley Act
       (32)     Certification of Chief Executive Officer and Chief Financial
                Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

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

                          HORIZON FINANCIAL CORP.



                          By: /s/V. Lawrence Evans
                              --------------------------------------
                              V. Lawrence Evans
                              Chairman, President, and Chief Executive Officer


                          By: /s/Richard P. Jacobson
                              --------------------------------------
                              Richard P. Jacobson
                              Chief Financial Officer


                          Dated:  November  8, 2006
                                -------------------

                            Exhibit Index
                            -------------

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

Date:  November 8, 2006
                                     /s/V. Lawrence Evans
                                     ---------------------------------------
                                     V. Lawrence Evans
                                     Chairman, President, and Chief Executive
                                     Officer

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

Date: November 8, 2006
                                    /s/Richard P. Jacobson
                                    -----------------------------------
                                    Richard P. Jacobson
                                    Chief Financial Officer, EVP

                               Exhibit 32

   CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
                         HORIZON FINANCIAL CORP.
         PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report of Form 10-Q, that:

      1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

      2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/V. Lawrence Evans                         /s/Richard P. Jacobson
-----------------------------                --------------------------------
V. Lawrence Evans                            Richard P. Jacobson
Chairman, President, and Chief               Chief Financial Officer
  Executive Officer

Dated:  November 8, 2006