Form 10-Q
period 2006-12-31
HORIZON FINANCIAL CORP
filed 2007-02-08
CIK 1002682

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                               FORM 10-Q

                               (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND
      EXCHANGE ACT of 1934

            For the quarterly period ended December 31, 2006
                                           -----------------
                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT of 1934

   For the transition period from                to
                                  --------------    -------------------

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

Large accelerated filer      Accelerated filer  X   Non-accelerated filer
                        ---                    ---                       ---


Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act).

                              YES        NO   X
                                   ---       ---

As of February 1, 2007, 12,261,629 common shares, $1.00 par value, were outstanding.

                         HORIZON FINANCIAL CORP.

INDEX                                                                  PAGE
-----                                                                  ----
PART 1   FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Statements of Financial Position                   2

         Consolidated Statements of Income                              3-4

         Consolidated Statements of Stockholders' Equity                 5

         Consolidated Statements of Cash Flows                           6

         Selected Notes to Consolidated Financial Statements            7-10

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            11-22

Item 3   Quantitative and Qualitative Disclosures About
         Market Risk                                                     22

Item 4   Controls and Procedures                                         23

PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                               24

Item 1A  Risk Factors                                                    24

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds     24

Item 3   Defaults Upon Senior Securities                                 24

Item 4   Submission of Matters to a Vote of Security Holders             24

Item 5   Other Information                                               25

Item 6   Exhibits                                                        25

         SIGNATURES                                                      26

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)

                         HORIZON FINANCIAL CORP.
        Consolidated Statements of Financial Position (unaudited)

                                 ASSETS
                                                December 31,    March 31,
(In thousands, except share data)                   2006          2006
                                                ----------     ----------

Cash and cash equivalents                       $   29,785     $   24,190
Interest-bearing deposits                           10,832          9,439
Investment securities
  Available-for-sale                                55,676         60,137
  Held-to-maturity                                     370            370
Mortgage-backed securities
  Available-for-sale                                26,817         23,351
  Held-to-maturity                                     222            482
Federal Home Loan Bank Stock                         7,247          7,247
Loans receivable, net of allowance of loan
  losses of $15,969 at December 31 and $14,184
  at March 31                                    1,043,044        918,510
Loans held for sale, at fair value                   4,639          5,252
Investment in real estate in a joint venture        17,136         16,928
Accrued interest and dividends receivable            6,894          5,185
Bank premises and equipment, net                    27,011         26,317
Deferred income tax receivable                       2,124          2,254
Income tax receivable                                  837            808
Other assets                                        21,572         16,258
                                                ----------     ----------
TOTAL ASSETS                                    $1,254,206     $1,116,728
                                                ==========     ==========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                        $  953,143     $  834,299
Accounts payable and other liabilities               8,996          6,919
Other borrowed funds                               149,004        141,561
Borrowing related to investment in real estate
  in a joint venture                                19,771         18,276
Advances by borrowers for taxes and insurance          220            467
Deferred compensation                                1,972          1,883
                                                ----------     ----------
     Total liabilities                           1,133,106      1,003,405
                                                ----------     ----------
COMMITMENTS AND CONTINGENCIES                            -              -

STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value,
   10,000,000 shares, authorized; none issued
   or outstanding                                        -              -
  Common stock, $1 par value, 30,000,000 shares
   authorized; 12,266,629 and 9,898,168 issued
   and outstanding, respectively                    12,267          9,898
  Additional paid-in capital                        51,412         54,116
  Retained earnings                                 53,752         45,991
  Accumulated other comprehensive income, net
   of tax                                            3,669          3,318
     Total stockholders' equity                    121,100        113,323
                                                ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $1,254,206     $1,116,728
                                                ==========     ==========

             (See Notes to Consolidated Financial Statements)
2

                         HORIZON FINANCIAL CORP.
              Consolidated Statements of Income (unaudited)

                                                        Three months ended
                                                            December 31,
                                                       --------    --------
(In thousands, except share data)                        2006         2005
                                                       --------    --------
INTEREST INCOME
  Interest on loans                                    $ 23,277    $ 17,328
  Interest on investments and mortgage-backed
    securities                                            1,022         866
                                                       --------    --------
   Total interest income                                 24,299      18,194
                                                       --------    --------
INTEREST EXPENSE
  Interest on deposits                                    8,715       5,321
  Interest on other borrowings                            2,162       1,283
                                                       --------    --------
   Total interest expense                                10,877       6,604
                                                       --------    --------
   Net interest income                                   13,422      11,590

PROVISION FOR LOAN LOSSES                                   450         800
                                                       --------    --------
   Net interest income after provision for loan losses   12,972      10,790
                                                       --------    --------
NONINTEREST INCOME
  Service fees                                              823         905
  Other                                                     420         377
Net gain on sales of loans - servicing released             162         208
  Net gain (loss) on sales of loans - servicing retained     14          (3)
  Net gain on sale of investment securities                   -           -
                                                       --------    --------
   Total noninterest income                               1,419       1,487
                                                       --------    --------
NONINTEREST EXPENSE
  Compensation and employee benefits                      4,159       3,786
  Building occupancy                                      1,099         957
  Other expenses                                          1,395       1,314
  Data processing                                           212         231
  Advertising                                               189         189
                                                       --------    --------
   Total noninterest expense                              7,054       6,477
                                                       --------    --------

NET INCOME BEFORE PROVISION FOR INCOME TAX                7,337       5,800

PROVISION FOR INCOME TAX                                  2,454       1,817
                                                       --------    --------
NET INCOME                                             $  4,883    $  3,983
                                                       ========    ========

BASIC EARNINGS PER SHARE                                $  0.40     $ 0.32*
                                                        =======     ======
DILUTED EARNINGS PER SHARE                              $  0.39     $ 0.32*
                                                        =======     ======

*restated for the 5 for 4 stock split in the form of a 25% stock dividend distributed on October 23, 2006.

             (See Notes to Consolidated Financial Statements)

                         HORIZON FINANCIAL CORP.
              Consolidated Statements of Income (unaudited)


                                                         Nine months ended
                                                            December 31,
                                                       --------    --------
(In thousands, except share data)                        2006         2005
                                                       --------    --------
INTEREST INCOME
  Interest on loans                                    $ 65,428    $ 47,818
Investment and mortgage-backed securities                 3,047       2,578
                                                       --------    --------
   Total interest income                                 68,475      50,396
                                                       --------    --------
INTEREST EXPENSE
  Interest on deposits                                   23,239      14,342
  Interest on other borrowings                            5,999       3,432
                                                       --------    --------
   Total interest expense                                29,238      17,774
                                                       --------    --------
   Net interest income                                   39,237      32,622

PROVISION FOR LOAN LOSSES                                 1,850       2,275
                                                       --------    --------
   Net interest income after provision for loan losses   37,387      30,347
                                                       --------    --------
NONINTEREST INCOME
  Service fees                                            2,474       2,155
  Other                                                   1,221       1,412
Net gain on sales of loans - servicing released             594         811
Net gain on sales of loans - servicing retained              22          49
  Net gain on sale of investment securities                  19          42
                                                       --------    --------
   Total noninterest income                               4,330       4,469
                                                       --------    --------
NONINTEREST EXPENSE
  Compensation and employee benefits                     12,133      10,843
  Building occupancy                                      3,068       2,595
  Other expenses                                          4,099       3,681
  Data processing                                           642         667
Advertising                                                 539         546
                                                       --------    --------
   Total noninterest expense                             20,481      18,332
                                                       --------    --------

NET INCOME BEFORE PROVISION FOR INCOME TAX               21,236      16,484

PROVISION FOR INCOME TAX                                  7,121       4,993
                                                       --------    --------
NET INCOME                                             $ 14,115    $ 11,491
                                                       ========    ========

BASIC EARNINGS PER SHARE                                 $ 1.15     $ 0.92*
                                                         ======     ======
DILUTED EARNINGS PER SHARE                               $ 1.14     $ 0.92*
                                                         ======     ======

*restated for the 5 for 4 stock split in the form of a 25% stock dividend distributed on October 23, 2006.

             (See Notes to Consolidated Financial Statements)

                                     HORIZON FINANCIAL CORP.
                         Consolidated Statements of Stockholders' Equity
                           Nine Months Ended December 31, 2006 and 2005
                                           (unaudited)
                                 Common Stock                                                   Accumulated
                             ----------------------    Additional                  Unearned       Other
(In thousands,               Number of                  Paid-In      Retained        ESOP      Comprehensive
except share data)            Shares       At Par       Capital      Earnings       Shares     Income (Loss)
                             ---------  -----------   -----------   -----------    ---------   -------------
BALANCE, March 31, 2005         10,038     $ 10,038     $  54,737    $  38,939     $    (72)     $  3,382
Comprehensive income
 Net income                          -            -             -       11,491            -             -
 Other comprehensive income
  Change in unrealized losses
   on available-for-sale
   securities, net taxes
   (benefit) of $(42)                -            -             -            -            -           (81)
 Total other comprehensive
  income                             -            -             -            -            -             -
Comprehensive income                 -            -             -            -            -             -
Cash dividends on common
 stock at $.425/sh                   -            -             -       (4,217)           -             -
Stock options exercised             59           59           291            -            -             -
Tax benefit associated with
 stock options                       -            -           136            -            -             -
Treasury stock purchased             -            -             -            -            -             -
Retirement of treasury stock      (203)        (203)       (1,155)      (2,769)           -             -
                                ------     --------     ---------    ---------     --------      --------
BALANCE, December 31, 2005       9,894     $  9,894     $  54,009    $  43,444     $    (72)     $  3,301
                                ======     ========     =========    =========     ========      ========

BALANCE, March 31, 2006          9,898     $  9,898     $  54,116    $  45,991     $      -      $  3,318
Comprehensive income
 Net income                          -            -             -       14,115            -             -
 Other comprehensive income
  Change in unrealized gains
   on available-for-sale
   securities, net taxes
   of $188                           -            -             -            -            -           351
  Total other comprehensive
   income                            -            -             -            -            -             -
Comprehensive income                 -            -             -            -            -             -
Cash dividends on common stock
 at $.40/sh                          -            -             -       (4,541)           -             -
5 for 4 stock split in the
 form of a 25% stock dividend    2,453        2,453        (2,453)           -            -             -
Cash paid in leiu of fractional
 shares                              -            -             -          (10)           -             -
Stock options exercised             13           13            88            -            -             -
Stock award plan                     3            3           198            -            -             -
Tax benefit associated with
 stock options                       -            -            28            -            -             -
Treasury stock purchased             -            -             -            -            -             -
Retirement of treasury stock      (100)        (100)         (565)      (1,803)           -             -
                                ------     --------     ---------    ---------     --------      --------
BALANCE, December 31, 2006      12,267     $ 12,267     $  51,412    $  53,752     $      -      $  3,669
                                ======     ========     =========    =========     ========      ========


                                                              Total
                                         Treasury  Stock-     Compre-
                                          Stock    holders'   hensive
                                         at Cost   Equity     Income
                                         -------   --------   -------
BALANCE, March 31, 2005                  $     -   $107,024
Comprehensive income
 Net income                                    -     11,491   $ 11,491
Other comprehensive income
 Change in unrealized losses
  on available-for-sale
  securities, net taxes
  (benefit) of $(42)                           -        (81)       (81)
 Total other comprehensive                                    --------
  income                                       -          -        (81)
                                                              --------
Comprehensive income                           -          -   $ 11,410
                                                              ========
Cash dividends on common
 stock at $.425/sh                             -     (4,217)
Stock options exercised                        -        350
Tax benefit associated with
 stock options                                 -        136
Treasury stock purchased                  (4,127)    (4,127)
Retirement of treasury stock               4,127          -
                                         -------   --------
BALANCE, December 31, 2005               $     -   $110,576
                                         =======   ========

BALANCE, March 31, 2006                  $     -   $113,323
Comprehensive income
 Net income                                    -     14,115   $ 14,115
 Other comprehensive income
  Change in unrealized gains
   on available-for-sale
   securities, net taxes
   of $188                                     -        351        351
  Total other comprehensive                                    --------
   income                                      -          -        351
                                                              --------
Comprehensive income                           -          -   $ 14,466
                                                              ========
Cash dividends on common stock
 at $.40/sh                                    -     (4,541)
5 for 4 stock split in the
 form of a 25% stock dividend                  -          -
Cash paid in leiu of fractional
 shares                                        -        (10)
Stock options exercised                        -        101
Stock award plan                               -        201
Tax benefit associated with
 stock options                                 -         28
Treasury stock purchased                  (2,468)    (2,468)
Retirement of treasury stock               2,468          -
                                         -------   --------
BALANCE, December 31, 2006               $     -   $121,100
                                         =======   ========

            (See Notes to Consolidated Financial Statements)
5

                           HORIZON FINANCIAL CORP.
                Consolidated Statements of Cash Flows (unaudited)

                                                           Nine Months Ended
In thousands, except share data)                              December 31,
                                                           2006       2005
                                                        ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $  14,115  $  11,491
Adjustments to reconcile net income to net
cash provided by operating activities
  Depreciation and amortization                             1,382        776
  Stock dividends - Federal Home Loan Bank stock                -        (29)
  Stock award plan compensation                               198          -
  Provision for deferred income tax                           (59)         -
  Provision for loan losses                                 1,850      2,275
  Excess tax benefits from the exercise of stock
   options                                                    (28)      (136)
Changes in assets and liabilities
  Accrued interest and dividends receivable                (1,709)      (756)
  Interest payable                                          1,973      1,176
  Net change in loans held for sale                           613      2,167
  Federal income tax (receivable) payable                     (29)      (671)
  Other assets                                             (5,285)      (517)
  Other liabilities                                          (152)      (516)
                                                        ---------  ---------
    Net cash flows from operating activities               12,869     15,260
                                                        ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in interest-bearing deposits, net             (1,393)     2,293
  Purchases of investment securities - available-for-sale  (3,395)   (10,215)
  Proceeds from sales and maturities of
   investment securities - available-for-sale               8,189     19,133
  Purchases of mortgage-backed securities -
   available-for-sale                                     (10,467)   (12,124)
  Proceeds from maturities of mortgage-backed
   securities - available-for-sale                          7,207      5,459
  Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                              260        319
  Net change in loans                                    (126,357)   (89,670)
  Purchases of bank premises and equipment                 (2,103)    (2,886)
  Net change in investment in joint venture                  (208)       322
                                                        ---------  ---------
    Net cash flows from investing activities             (128,267)   (87,369)
                                                        ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                  118,844     67,899
  Advances from other borrowed funds                      282,443    116,834
  Repayments of other borrowed funds                     (275,000)  (104,000)
  Advances on borrowing related to investment in real
   estate in a joint venture                                1,495      1,148
  Common stock issued, net                                     94        350
  Tax benefit associated with stock options                    28        136
  Cash dividends paid                                      (4,443)    (4,137)
  Treasury stock purchased                                 (2,468)    (4,127)
                                                        ---------  ---------
    Net cash flows from financing activities              120,993     74,103
                                                        ---------  ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                     5,595      1,994
CASH AND CASH EQUIVALENTS, beginning of period             24,190     23,250
                                                        ---------  ---------
CASH AND CASH EQUIVALENTS, end of period                $  29,785  $  25,244
                                                        =========  =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest              $  27,264  $  16,598
                                                        =========  =========
  Cash paid during the period for income tax            $   7,173  $   5,665
                                                        =========  =========

                (See Notes to Consolidated Financial Statements)

                           HORIZON FINANCIAL CORP.
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE AND NINE MONTHS ENDED DECEMBER 31, 2006
                                (unaudited)

NOTE 1 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation
---------------------

     The consolidated financial statements as of and for the three and nine months ended December 31, 2006, include the accounts of Horizon Financial Corp. (Horizon Financial or the Corporation), and its wholly-owned subsidiary Horizon Bank (Horizon Bank or the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the three and nine month periods ended December 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. Annual Report on Form 10-K for the year ended March 31, 2006.

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

Significant Accounting Policies
-------------------------------

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities in which an enterprise holds a variable interest. In October 2004, the Bank's wholly owned subsidiary, Westward Financial Services, Inc. (Westward Financial), entered into a real estate development joint venture with Greenbriar Northwest LLC (GBNW), an established residential land development company headquartered in Bellingham, Washington. The Corporation believes that GBNW is a variable interest entity. Under FIN 46 GBNW is consolidated in the Corporation's consolidated balance sheet. The Corporation also accounts for the portion not owned by Westward Financial, as a minority interest. The investment in real estate is recorded as an asset and the related debt is recorded as the Corporation's liability. The real estate joint venture has a carrying amount of approximately $17.0 million, with a related borrowing of approximately $19.8 million. No income is currently being recognized in the Corporation's financial statements; however, in accordance with FIN 46, one-half of the related funding expense is included in the Corporation's interest on other borrowings expense which amounts to approximately $139,000 and $95,000 for the three months ended December 31, 2006 and 2005, respectively, and approximately $393,000 and $243,000 for the nine months ended December 31, 2006 and 2005, respectively.

NOTE 2 - Stockholders' Equity

Net Income Per Share
--------------------

     The following table illustrates the reconciliation of weighted average shares, as adjusted, used for earnings per share for the noted periods:

                                  Three months ended     Nine months ended
                                      December 31,         December 31,
                                  -------------------    ------------------
                                    2006       2005       2006        2005
                                  -------     -------    -------     ------
Basic weighted average shares
 outstanding                    12,266,820  12,388,784  12,297,369  12,438,447
Incremental shares from
 unexercised stock options
 and unvested restricted stock
 awards                            127,999     109,554     120,510     122,820
                                ----------  ----------  ----------  ----------
Diluted weighted average shares
 outstanding                    12,394,819  12,498,338  12,417,879  12,561,267
                                ==========  ==========  ==========  ==========

As of December 31, 2006 and 2005, there were no anti-dilutive shares outstanding related to options to acquire the Corporation's common stock.

Cash Dividend Declared
----------------------

     On December 20, 2006, the Corporation announced a quarterly cash dividend of 12.5 cents per share payable on February 2, 2007 to stockholders of record on January 5, 2007.

NOTE 3 - Share Based Payment and Stock Option and Award Plans

Share Based Payment
-------------------

     The Corporation adopted Statement of Financial Accounting Standard (SFAS or Statement) No. 123R, Share-Based Payment, (SFAS 123R) on April 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after March 31, 2006 are measured and accounted for in accordance with Statement 123R. Also under this method, expense is recognized for unvested awards that were granted prior to April 1, 2006 based upon the fair value determined at the grant date under Statement 123, Accounting for Stock-based Compensation. For the three and nine months ended December 31, 2006, the Corporation recognized $82,000 and $193,000, respectively, in stock option and restricted stock award compensation expense as a component of salaries and benefits. As of December 31, 2006, there was approximately $548,000 of total unrecognized compensation cost related to nonvested options and restricted stock awards which is scheduled to amortize over the next four years.

     The Corporation measures the fair value of each stock option grant at the date of grant, using the Black Scholes option pricing model. The weighted average fair value of options granted during the nine months ended December 31, 2006, was $4.18 per share, as adjusted. There were no options or awards granted during the three months ended December 31, 2006. The following assumptions were used in arriving at the fair value of options granted during the nine months ended December 31:

                                          Nine Months Ended
                                          December 31, 2006
                                          -----------------
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

Pro forma disclosures:
----------------------
                                                 Three Months    Nine Months
                                                    ended           ended
(In thousands, except per share data)            Dec 31, 2005    Dec 31, 2005
                                                 ------------    ------------

Net income as reported                             $  3,983        $ 11,491
Additional compensation for fair value of
 stock options                                          (10)            (22)
                                                   --------        --------
Pro forma net income                               $  3,973        $ 11,469
                                                   ========        ========

Earnings per share
------------------
Basic
  As reported                                      $   0.32        $   0.92
                                                   ========        ========
  Pro forma                                        $   0.32        $   0.92
                                                   ========        ========
Diluted
  As reported                                      $   0.32        $  0.92
                                                   ========        ========
  Pro forma                                        $   0.32        $  0.91
                                                   ========        ========
Stock Option and Award Plans
----------------------------

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

     The following table summarizes stock option and award activity for the nine months ended December 31, 2006 under both the 1995 and 2005 incentive stock plans:

                              Shares of Common Stock
                            --------------------------    Weighted Average
                            Available for  Outstanding        Price of
                            Option/Award    Under Plan    Shares Under Plan
                            ------------   -----------    -----------------

  Balance, March 31, 2006      906,235        188,980
    Restricted stock awards    (24,045)                       $ 19.86
    Granted                    (24,045)        24,045         $ 19.86
    Exercised                  (15,536)                       $  6.50
    Lapsed                       2,441         (2,441)        $ 15.30
    Expired                       (996)             -
                               -------        -------
  Balance, December 31, 2006   859,590        195,048
                               =======        =======

NOTE 3 - Share Based Payment and Stock Option and Award Plans (continued)

Financial data pertaining to outstanding stock options and exercisable stock options at December 31, 2006 is as follows:

                          Options Outstanding            Options Exercisable
                   -----------------------------------  ----------------------
                                Weighted
                                 Average      Weighted                Weighted
     Range of                   Remaining     Average                  Average
     Exercise       Number     Contractual    Exercise    Number      Exercise
     Prices       Outstanding     Life        Price     Exercisable     Price
----------------  -----------  -----------   ---------  -----------   --------
$ 5.00 to $ 9.99    134,408    3.53 years     $ 6.69      134,408      $ 6.69
$10.00 to $14.99     10,000    6.41 years     $12.00        7,185      $11.90
$15.00 to $20.00     50,640    8.98 years     $17.99        9,123      $16.25

     At December 31, 2006, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $2.8 million and $2.6 million, respectively.

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

     The Bank's operations are conducted through 18 full-service office facilities, four commercial loan centers, and four real estate loan centers, located in Whatcom, Skagit, Snohomish, and Pierce counties in Northwest Washington. In fiscal 2002, the Bank acquired a bank site in Lynnwood, Washington, which was remodeled and opened for business in March 2003. The Bank opened commercial banking/loan centers in Bellingham and Everett, Washington, and expanded its operations in Burlington, Washington during the first quarter of fiscal 2004. In November 2004, the Bank opened a full service office in Marysville, Washington. In April 2005, the Bank opened a full service office in Lakewood, Washington, located in Pierce County, just south of Tacoma. The Bank opened a full service regional facility in June 2006, which replaced the Bank's existing office and commercial banking center in south Everett. During the quarter ended December 31, 2006, the Bank entered into a lease agreement to open a branch in Puyallup, Washington in the spring of 2007 to expand its presence in Pierce County

     The Corporation's results of operations depend primarily on revenue generated as a result of its net interest income and noninterest income. Net interest income is the difference between the interest income the Corporation earns on its interest-earning assets (consisting primarily of loans and investment and mortgage-backed securities) and the interest the Corporation pays on its interest-bearing liabilities (consisting primarily of customer savings and money market accounts, time deposits and borrowings). Noninterest income consists primarily of service charges on deposit and loan accounts, gains on the sale of loans and investments, and loan servicing fees. The Corporation's results of operations are also affected by its provisions for loan losses and other expenses. Other expenses consist primarily of noninterest expense, including compensation and benefits, occupancy, equipment, data processing, marketing, automated teller machine costs and, when applicable, deposit insurance premiums. The Corporation's results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities, as well as other factors identified under the caption "Forward Looking Statements" above.

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

Operating Strategy
------------------

     The Corporation serves as a holding company for the Bank and other subsidiaries whereby it provides strategic oversight, management, access to capital and other resources and activities typically performed by bank holding companies. The operating strategy of the Corporation has been to expand and diversify its consolidated operations across a variety of companies and/or operating units that are engaged in complementary, but different, businesses and/or operating strategies. This diversification strategy is expected to continue as opportunities arise, although there are no specific acquisitions or new business formations planned at this time. The Bank currently has only one office in Pierce County (south of King County), with the remaining offices all located north of King County. Management recently announced plans for an additional office in Puyallup, Washington, expanding its presence in Pierce County which will provide additional support to its Lakewood office. Management has further indicated that the market areas just outside King County (including, but not necessarily limited to Snohomish, Pierce, Kitsap and Thurston counties) are logical areas for potential future expansion, as these markets have characteristics most similar to those in which the Bank has experienced previous success.

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

     The Corporation's profitability depends primarily on its net interest income, which is the difference between the income it receives on the Bank's loan and investment portfolio and the Bank's cost of funds, which consists of interest paid on deposits and borrowings. The Bank reviews its opportunities with respect to both assets and liabilities. In the past two fiscal years, for example, the Bank chose to concentrate its commercial lending efforts on growing its Prime based loan portfolio, at a time when many lenders were offering fixed rate real estate loans at sub-Prime rates. In this regard, the Bank's loan portfolio growth was heavily concentrated in the active real estate development markets in the Puget Sound region. Through its excellent relationships with established real estate developers, the Bank's experienced loan officers were successful at growing this portion of the Bank's portfolio, which is primarily Prime based business. This has been beneficial in the past year, with the Federal Reserve's Open Market Committee's (FOMC) efforts to increase short terms interest rates, which have in turn increased the Prime lending rate. The results of this strategy are discussed in more detail in the section entitled "Comparison of Operating Results for the Three and Nine Months Ended December 31, 2006 and December 31, 2005". On the liability side of the balance sheet, the impact of these increasing rates has also impacted the Bank's earnings. Management acknowledges that there is a lag effect in this regard, as the rates on the Bank's certificate of deposit liabilities do not adjust instantly, rather the impact occurs more gradually as the certificates of deposit mature and reprice in this higher rate environment.

     Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Corporation's profitability is also affected by the level of the Bank's other income and expenses. Other noninterest income includes income associated with the origination and sale of mortgage loans, loan servicing fees, deposit account related fees, and net gains and losses on sales of interest-earning assets. This portion of the Bank's income is heavily dependent on the Bank's success at originating and selling one-to-four family mortgage loans into the secondary market. In addition, the Bank's ability to generate fee income on its deposit accounts impacts this portion of the Bank's income stream. In fiscal 2006, the Bank introduced an Overdraft Protection service, which increased the deposit related fee income and is discussed in more detail in the section entitled "Comparison of Operating Results for the Three and Nine Months Ended December 31, 2006 and December 31, 2005."

     Other noninterest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. In fiscal 2006, the Bank began a Bank-wide efficiency initiative, soliciting input from all employees and implementing many of the suggestions it received. This is an ongoing process, as management continues to look for ways to improve efficiency. To encourage employees to participate in this initiative, the Bank has added a profitability component to the incentive portion of the employee's pay, and efficiency accounts for one-third of this profitability component. Also during fiscal 2006, the Bank formed a Core Data Processor task team, to analyze ways to best utilize its new data processing system. At the time of conversion in November 2004, the focus was appropriately on converting the data from the previous system. Subsequently, the focus shifted to ensuring that the Bank was taking advantage of the benefits offered by the new system, and this is a process that will continue in future years.

     Finally, the Corporation's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation, regulation, and monetary and fiscal policies.

Financial Condition
-------------------

     Total consolidated assets for the Corporation at December 31, 2006, were $1.3 billion, a 12.3% increase from $1.1 billion at March 31, 2006. This increase in assets was primarily a result of the growth in loans receivable, which increased 13.6% to $1.0 billion at December 31, 2006 from $918.5 million at March 31, 2006. The growth in loans receivable was primarily attributable to a $127.8 million, or 48.7%, increase in construction and land development loans since March 31, 2006. The Bank continued its focus on expanding its relationships with established residential real estate developers and one-to-four family residential builders, which resulted in the continued growth in this component of loans receivable during the period. Also increasing during the period is the commercial loan category, as the Bank continues to focus on increasing its commercial lines of credit balances to diversify its loan portfolio and expand its relationships with businesses in its markets. Commercial real estate loans, primarily consisting of loans with initial fixed rate periods of three to five years, declined during the period as the Bank continued its trend away from the lower returns available in this segment in favor of the returns available in the construction and land development category. One-to-four family mortgage loans increased slightly during the period. The Bank continued its practice of selling most of its single-family fixed rate loan production into the secondary market. The Bank sold $62.0 million of real estate loans during the nine months ended December 31, 2006, compared to $82.5 million during the nine months ended December 31, 2005 due to an overall decline in activity from the Bank's single family mortgage division.

The following is an analysis of the loan portfolio by major type of loans:

                                        December 31,        March 31,
(In thousands)                              2006              2006
                                         ----------         --------
1-4 mortgage loans
   1-4 family                            $  150,500         $148,515
   1-4 family construction                   26,220           20,971
   Less participations sold                 (56,541)         (56,546)
                                         ----------         --------
      Net 1-4 family mortgage loans         120,179          112,940
Construction and land development           390,112          262,358
Multi family residential                     51,504           70,080
Commercial real estate                      297,962          314,299
Commercial loans                            145,378          123,445
Home equity secured                          48,278           44,001
Other consumer loans                          5,600            5,571
                                         ----------         --------
      Subtotal                              938,834          819,754
                                         ----------         --------
Total loans receivable                    1,059,013          932,694
                                         ----------         --------
Less:
   Allowance for loan losses                (15,969)         (14,184)
                                         ----------         --------
   Net loans receivable                  $1,043,044         $918,510
                                         ==========         ========

Net residential loans                    $  119,164   11%   $111,967   12%
Net commercial loans                        142,695   14%    121,117   13%
Net commercial real estate loans (1)        728,150   70%    636,657   70%
Net consumer loans (2)                       53,035    5%     48,769    5%
                                         ----------  ---    --------  ---
                                         $1,043,044  100%   $918,510  100%
                                         ==========  ===    ========  ===

(1) Includes construction and development, multi-family and commercial real estate loans.
(2) Includes home equity and other consumer loans.

     As reflected in the table above, approximately 70% of our net loan portfolio consists of commercial real estate and construction and development loans. These types of lending afford the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family residential lending. These loans, however, also typically are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 80% and carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

     Construction and land development lending generally involves a higher degree of risk than permanent financing for a finished residence or commercial building, because of the inherent difficulty in estimating both the estimated cost of the project and the property's value at completion. If the estimated cost of construction proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to complete the project. To address this risk, and because of the level of construction loans in the Bank's portfolio, the Bank has personnel dedicated specifically to monitoring the progress of its construction projects, and making on-site inspections of the property. In addition, in an effort to monitor the available inventory in its markets, the Bank also regularly reviews the overall building and development activity in its markets. Also, to mitigate the risks related to construction lending, the Bank primarily deals with experienced builders, with acceptable credit histories, sound financial statements, and a proven track record in the industry. In addition, the Bank utilizes the services of experienced inspectors to monitor the progress and draw process in the more complex construction projects. The Bank also has an experienced appraisal staff, and members of senior management with related appraisal education and experience, who regularly review the appraisals utilized by the Bank in analyzing prospective construction projects. Finally, members of the Bank's senior management and loan committees also have a significant amount of experience in the areas of construction lending, appraisals, and loan underwriting, further mitigating the Bank's risk in this area.

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

     The following table is provided to show additional details on the Corporation's construction and land development loan portfolio:

                                      December 31, 2006     March 31, 2006
                                      -----------------   ------------------
(In thousands)                         Amount   Percent    Amount    Percent
                                      --------  -------   --------   -------

Speculative construction 1-4 family   $ 13,136    3.2%    $  8,675     3.1%
Custom construction 1-4 family          13,084    3.1       12,296     4.3
                                      --------  -----     --------   -----
  Total 1-4 family construction         26,220    6.3       20,971     7.4

Commercial speculative construction
 1-4 family                            153,460   36.9       95,534    33.7
Commercial construction multi family     9,532    2.3        6,927     2.4
Commercial construction                 68,059   16.3       56,328    19.9
Commercial residential land
 development                           159,061   38.2      103,569    36.6
                                      --------  -----     --------   -----
  Total construction and land
   development                         390,112   93.7      262,358    92.6

                                      --------  -----     --------   -----
  Total construction loans            $416,332  100.0%    $283,329   100.0%
                                      ========  =====     ========   =====

     The tables below display the characteristics of the available for sale
(AFS) and held-to-maturity (HTM) portfolios as of December 31, 2006:

                                                         Net       Estimated
                                          Amortized   Unrealized      Fair
(In thousands)                               Cost     Gain/(Loss)     Value
                                          ----------  -----------  ---------
AFS Securities
  State and political subdivisions and
   U.S. government agency securities       $ 43,642     $ (393)     $43,249
  Marketable equity securities                  323      6,233        6,556
  Mutual funds                                5,000       (131)       4,869
  Corporate debt securities                   1,002          -        1,002
  Mortage-backed securities and
    Collateralized mortgage obligations
     (CMOs)                                  26,819         (2)      26,817
                                           --------     ------      -------
    Total available-for-sale securities      76,786      5,707       82,493
                                           --------     ------      -------
HTM Securities
  State and political subdivisions and U.S.
   government agency securities                 370          2          372
  Mortgage-backed securities and
    CMOs                                        222         10          232
                                           --------     ------      -------
    Total held-to-maturity securities           592         12          604
                                           --------     ------      -------
    Total securities                       $ 77,378     $5,719      $83,097
                                           ========     ======      =======

                         Maturity Schedule of Securities at December 31, 2006
                         ----------------------------------------------------
                              Available-For-Sale        Held-To-Maturity
                             ---------------------   ---------------------
                             Amortized   Estimated   Amortized   Estimated
(In thousands)                  Cost     Fair Value     Cost     Fair Value
                             ---------   ----------  ---------   ----------
Maturities:
  Less than one year          $18,029     $17,973       $  8        $  8
  One to five years            20,791      20,478        554         558
  Over five to ten years       14,118      14,101          2           8
  Over ten years               18,525      18,516         28          30
                              -------     -------       ----        ----
                               71,463      71,068        592         604
                              -------     -------       ----        ----
Mutual funds and marketable
 equity securities (liquid)     5,323      11,425          -           -
                              -------     -------       ----        ----
Total investment securities   $76,786     $82,493       $592        $604
                              =======     =======       ====        ====

     Total liabilities increased 12.9% to $1.1 billion at December 31, 2006, from $1.0 billion at March 31, 2006. This increase in liabilities was primarily the result of growth in deposits, which increased 14.2% to $953.1
million at December 31, 2006 from $834.3 million at March 31, 2006.    The
following is an analysis of the deposit portfolio by major type of deposit at December 31, 2006 and March 31, 2006:

(In thousands)                                Dec 31, 2006     March 31, 2006
                                              ------------     --------------
Demand deposits
  Savings                                       $ 22,534         $ 30,808
  Checking                                        76,513           79,774
  Checking (noninterest-bearing)                  88,862           80,778

  Money Market                                   179,503          156,867
                                                --------         --------
                                                 367,412          348,227
                                                --------         --------
Time certificates of deposit
  Less than $100,000                             269,745          246,136
  Greater than or equal to $100,000              315,986          239,936
                                                --------         --------
                                                 585,731          486,072
                                                --------         --------
Total deposits                                  $953,143         $834,299
                                                ========         ========

     Also contributing to the growth in liabilities during the current quarter was an increase of 5.3% in other borrowed funds to $149.0 million at December 31, 2006 from $141.6 million at March 31, 2006. During the quarter the Bank borrowed additional funds from the FHLB to help manage interest rate risk and support asset growth.

     The December 31, 2006 balance sheet also includes an investment in real estate for a joint venture and the corresponding borrowing. During the year ended March 31, 2005, Westward Financial, as a 50% partner in the GBNW (Greenbriar Northwest LLC), purchased an 85 acre parcel of land in Bellingham for future development. GBNW intends to develop the property in future years,
into a neighborhood community to be known as Fairhaven Highlands.   The $17.1
million reflected on the Corporation's Consolidated Statements of Financial Position as an asset at December 31, 2006 represents the current level of the investment in real estate joint ventures, including the Fairhaven Highlands
joint venture.   This amount also includes the remaining net investment in a residential development joint venture that has since been completed and closed. The $19.8 million shown in the liability section of the Consolidated Statements of Financial Position represents the corresponding wholesale borrowing used to fund the investment in the Fairhaven Highlands joint venture. At this time, the partnership is in the process of meeting with the appropriate public and private entities in connection with its preliminary planning efforts relating to the future development of the property.

     Stockholders' equity at December 31, 2006 increased 6.8% to $121.1 million from $113.3 million at March 31, 2006. This increase was primarily attributable to the increase in net income to $14.1 million for the nine months ended December 31, 2006 from $11.5 million for the nine months ended December 31, 2005. This change also included the effects from the Corporation's share repurchase program. Repurchases totaled $2.5 million for the nine months ended December 31, 2006 compared to $4.1 million for the nine months ended December 31, 2005. The Corporation's capital position remains strong, with a stockholder equity-to-assets ratio of 9.7% at December 31, 2006, compared to 10.2% at March 31, 2006.

Comparison of Operating Results for the Three Months Ended December 31, 2006
----------------------------------------------------------------------------
and December 31, 2005
---------------------

     General. Net income increased 22.6% to $4.9 million for the three months ended December 31, 2006 from $4.0 million for the three months ended December 31, 2005. Diluted earnings per share for the three months ended December 31, 2006 was $0.39 on weighted average shares outstanding of 12,394,819, compared to diluted earnings per share of $0.32 on weighted average shares of 12,498,338 for the three months ended December 31, 2005.

     Net Interest Income. Net interest income before provision for loan losses for the three months ended December 31, 2006 increased 15.8% to $13.4 million from $11.6 million for the comparable period in 2005. Interest on loans for the quarter ended December 31, 2006 increased 34.3% to $23.3 million, from $17.3 million for the comparable quarter a year ago. This increase was a result of a combination of factors, including the growth in loans receivable, as the Bank experienced significant loan growth during the quarter, increasing the loan portfolio to $1.0 billion at December 31, 2006 compared to $892.8 million at December 31, 2005; and a higher Prime lending rate. Interest and dividends on investments and mortgage-backed securities for the three months ended December 31, 2006 increased 18.0% to $1.0 million, from $866,000 for the comparable quarter a year ago. This increase was a result of a higher level of investments and mortgage-backed securities outstanding during the respective periods, as average total investments increased slightly to $91.6 million at December 31, 2006 as compared to $91.1 million at December 31, 2005. Also contributing to the increase was the restructuring of approximately $13.0 million of the investment securities portfolio during the quarter ended March 31, 2006. The proceeds from those lower-yielding securities have been reinvested in highly rated, higher-yielding investments. This increase includes a $7,000 dividend on FHLB of Seattle stock, which it received during the quarter ended December 31, 2006, compared to no dividend for the quarter ended December 31, 2005. The FHLB of Seattle has been operating under a regulatory directive since May 2005. In December 2006, the FHLB of Seattle announced that quarterly cash dividends would resume with payment of a cash dividend in December 2006. On January 29, 2007, the FHLB of Seattle declared a similar dividend ($.10 per
share), payable in February 2007   Total interest income increased 33.6% to
$24.3 million at December 31, 2006 from $18.2 million in the comparable period one year ago.

     Total interest paid on deposits increased 63.8% to $8.7 million for the quarter ended December 31, 2006 from $5.3 million for the quarter ended December 31, 2005, as a result of significant growth in average deposits outstanding to $931.4 million for the three months ended December 31, 2006 compared to $802.2 million for the three months ended December 31, 2005.
Also contributing to the increase was the increasing level of interest rates during the year which resulted in an increase in interest expense, including interest paid on the Bank's deposits. Interest on borrowings increased 68.5% to $2.2 million during the quarter ended December 31, 2006, compared to $1.3 million for the comparable period one year ago. The increased expense in the current year was a result of a higher level of average borrowings outstanding during the quarter ended December 31, 2006 of $176.1 million compared to $128.0 million during the quarter ended December 31, 2005, along with the increasing rate environment. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

     The following tables are presented to further illustrate the changes in the primary factors impacting the Bank's net interest income:

                                                For the quarter ended Dec 31,
Average balances:                                     2006        2005
                                                  ----------   ----------
  (In thousands)
  Loans                                           $1,050,934   $  879,836
  Investments                                         91,633       91,085
                                                  ----------   ----------
  Total interest-earning assets                    1,142,567      970,921

  Deposits                                        $  931,357   $  802,236
  Borrowings                                         176,135      128,014
                                                  ----------   ----------
  Total interest-bearing liabilities               1,107,492      930,250

  Average assets                                   1,243,702    1,069,847
  Average stockholders' equity                       119,475      109,485


                                                 For the quarter ended Dec 31,
Weighted average interest rates:                      2006        2005
                                                  ----------   ----------

  Yield on loans                                        8.86%        7.88%
  Yield on investments                                  4.46%        3.80%
                                                  ----------   ----------
  Yield on interest-earning assets                      8.51%        7.50%

  Cost of deposits                                      3.74%        2.65%
  Cost of borrowings                                    4.91%        3.80%
                                                  ----------   ----------
  Cost of interest-bearing liabilities                  3.93%        2.82%

  Net interest spread                                   4.58%        4.68%
  Net interest margin                                   4.70%        4.77%

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

                                                For the quarter ended Dec 31,
                                                ----------------------------
Allowance for Loan Losses                             2006        2005
                                                    --------     --------
(In thousands)

  Allowance at  beginning of period                 $ 15,511     $ 13,161
  Provision for loan losses                              450          800
  Charge offs (net of recoveries)                          8          (36)
                                                    --------     --------
  Allowance at  end of period                       $ 15,969     $ 13,925
  Allowance for loan losses as a percentage of
   net loans receivable at the end of the period        1.53%        1.56%

  Net charge-offs as a percentage of average
   loans outstanding during the period               (0.0008%)      0.004%

     The provision for loan losses was $450,000 for the quarter ended December 31, 2006 compared to $800,000 for the quarter ended December 31, 2005. These provisions reflect management's ongoing analysis of changes in loan portfolio composition by collateral categories, balances outstanding, overall credit quality of the portfolio, peer group analysis, historical industry loss experience, and current economic conditions. The allowance for loan losses was $16.0 million, or 1.53% of net loans receivable at December 31, 2006, compared to $13.9 million, or 1.56% of net loans receivable at December 31, 2005. The increase in the allowance to $16.0 million resulted from continued loan portfolio growth in the higher-risk lending categories of construction and land development, commercial real estate, and commercial business loans during the period, which comprised $870.8 million, or 83.5% of the portfolio at December 31, 2006, versus $732.2 million, or 82.0% at December 31, 2005.

     In addition, commercial and multi-family loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. The Corporation considers the allowance level to be appropriate, as a result of the changing portfolio mix and the current economic environment.

     As of December 31, 2006, there were six loans on nonaccrual status and one loan over 90 days delinquent and still accruing. At December 31, 2006 total non-performing loans were $1.1 million. The Bank had no real estate owned at December 31, 2006. Total non-performing assets represented $1.1 million, or 0.09% of total assets at December 31, 2006 compared to $1.3 million or 0.12% of total assets at December 31, 2005.

                                                     At December 31,
                                                  --------------------
Non-Performing Assets                               2006         2005
                                                  ------        ------
(In thousands)

Accruing loans   90 days past due                 $   33        $    -
Non-accrual loans                                  1,040         1,287
                                                  ------        ------
Total non-performing loans                         1,073         1,287
Total non-performing loans/net loans                0.10%         0.14%
Real estate owned                                      -             -
                                                  ------        ------
Total non-performing assets                        1,073         1,287
                                                  ------        ------
Total non-performing assets/total assets            0.09%         0.12%

     Noninterest Income. Noninterest income for the three months ended December 31, 2006 decreased 4.6% to $1.4 million as compared to $1.5 million for the same period a year ago. Service fee income decreased 9.1% to $823,000 for the quarter ended December 31, 2006 from $905,000 for the same quarter in the prior period. The primary reason for the decrease was the decrease in commercial loan prepayment penalties over the prior period. The net gain on the sale of loans servicing released decreased 21.9% to $162,000 for the quarter ended December 31, 2006 from $208,000 in the comparable period one year ago. A moderately more active mortgage market was the primary reason for the increased amount in the prior year. Other noninterest income for the quarter increased 11.3% to $420,000 for the quarter ended December 31, 2006 from $377,000 for the three months ended December 31, 2005. The primary reason for the increase from the prior period was additional income related to the purchase of approximately $5.0 million of bank owned life insurance.

     Noninterest Expense. Noninterest expense for the three months ended December 31, 2006 increased 8.9% to $7.1 million from $6.5 million for the comparable quarter one year ago. Compensation and employee benefits increased 9.9% for the quarter ended December 31, 2006 to $4.2 million from $3.8 million for the comparable quarter one year ago. Building occupancy for the quarter ended December 31, 2006 increased 14.9% to $1.1 million from $957,000 for the quarter ended December 31, 2005. Increases in compensation and employee benefits and building and occupancy expenses resulted from the opening a full service regional facility in Everett, Washington in June 2006. Other noninterest expense increased 6.2% to $1.4 million for the quarter ended December 31, 2006 from $1.3 million in the quarter ended December 31, 2005 as a result of additional transfer agent and investor relations expenses, and increased business and occupation tax as a result of the shifting loan portfolio from non-taxable mortgage loans to taxable commercial loans.

Comparison of Operating Results for the Nine Months Ended December 31, 2006
---------------------------------------------------------------------------
and December 31, 2005
---------------------

     General. Net income increased 22.8% to $14.1 million for the nine months ended December 31, 2006 from $11.5 million for the nine months ended December 31, 2005. Diluted earnings per share for the nine months ended December 31, 2006 was $1.14 on weighted average shares outstanding of 12,417,879, compared to diluted earnings per share of $0.92 on weighted average shares of 12,561,267 for the nine months ended December 31, 2005.

     Net Interest Income. Net interest income before provision for loan losses for the nine months ended December 31, 2006 increased 20.3% to $39.2 million from $32.6 million for the comparable period in 2005. Interest on loans for the nine months ended December 31, 2006 increased 36.8% to $65.4 million, from $47.8 million for the comparable quarter a year ago. This increase was a result of a combination of factors, including: the growth in loans receivable, as the Bank experienced significant loan growth during the period, increasing the loan portfolio to $1.0 billion at December 31, 2006 compared to $892.8 million at December 31, 2005; and an increasing Prime lending rate. Interest and dividends on investments and mortgage-backed securities for the nine months ended December 31, 2006 increased 18.2% to $3.0 million, from $2.6 million for the comparable quarter a year ago. This increase was a result of a higher level of investments and mortgage-backed securities outstanding during the respective periods, as average total investments increased 2.1% to $93.1 million during the nine months ended December 31, 2006 as compared to $91.2 million for the nine months ended December 31, 2005. Also contributing to the increase was the restructuring of approximately $13.0 million of the investment securities portfolio during the quarter ended March 31, 2006. The proceeds from those lower-yielding securities have been reinvested in highly rated, higher-yielding investments. In addition, this increase includes a $7,000 dividend on FHLB of Seattle stock, which it received during the nine months ended December 31, 2006, compared to no dividend for the nine months ended December 31, 2005. The FHLB of Seattle has been operating under a regulatory directive since May 2005. In December 2006, the FHLB of Seattle announced that quarterly cash dividends would resume with payment of a cash dividend in December 2006. On January 29, 2007, the FHLB of Seattle declared a similar dividend ($.10 per share),
payable in February 2007.   Total interest income increased 35.9% to $68.5
million at December 31, 2006 from $50.4 million in the comparable period one year ago.

     Total interest paid on deposits increased 62.0% to $23.2 million for the nine months ended December 31, 2006 from $14.3 million for the nine months ended December 31, 2005, as a result of significant growth in average deposits outstanding to $893.8 million for the nine months ended December 31, 2006 compared to $779.2 million for the nine months ended December 31, 2005. Also contributing to the increase was the increasing level of interest rates during the year which resulted in an increase in interest expense, including interest paid on the Bank's deposits. Interest on borrowings increased 74.8% to $6.0 million during the nine months ended December 31, 2006, compared to $3.4 million for the comparable period one year ago. The increased expense in the current year was a result of a higher level of average borrowings outstanding during the nine months ended December 31, 2006 of $169.4 million compared to $124.0 million during the nine months ended December 31, 2005, along with the increasing rate environment. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

     The following tables are presented to further illustrate the changes in the primary factors impacting the Bank's net interest income:

                                          For the nine months ended Dec 31,
Average balances:                               2006          2005
                                             ----------    ----------
(In thousands)

  Loans                                      $1,005,299    $  850,465
  Investments                                    93,096        91,197
                                             ----------    ----------
  Total interest-earning assets               1,098,395       941,662

  Deposits                                   $  893,761    $  779,151
  Borrowings                                    169,421       124,035
                                             ----------    ----------
  Total interest-bearing liabilities          1,063,182       903,186

  Average assets                              1,198,728     1,041,305
  Average stockholders' equity                  116,668       108,330

                                          For the nine months ended Dec 31,
Weighted average interest rates:                2006          2005
                                             ----------    ----------

  Yield on loans                                   8.68%         7.50%
  Yield on investments                             4.36%         3.77%
                                             ----------    ----------
  Yield on interest-earning assets                 8.31%         7.14%

  Cost of deposits                                 3.47%         2.45%
  Cost of borrowings                               4.72%         3.56%
                                             ----------    ----------
  Cost of interest-bearing liabilities             3.67%         2.61%

  Net interest spread                              4.64%         4.53%
  Net interest margin                              4.76%         4.62%

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

                                           For the nine months ended Dec 31,
                                           ---------------------------------
Allowance for Loan Losses                        2006            2005
                                           ---------------  ----------------
(In thousands)

Allowance at  beginning of period                 $14,184     $11,767
Provision for loan losses                           1,850       2,275
Charge offs (net of recoveries)                       (65)       (117)
                                                  -------     -------
Allowance at  end of period                       $15,969     $13,925
Allowance for loan losses as a percentage of
 net loans receivable at the end of the period       1.53%       1.56%

Net charge-offs as a percentage of average
 loans outstanding during the period                0.006%      0.014%

     The provision for loan losses was $1.9 million for the nine months ended December 31, 2006 compared to $2.3 million for the nine months ended December 31, 2005. These provisions reflect management's ongoing analysis of changes in loan portfolio composition by collateral categories, balances outstanding, overall credit quality of the portfolio, peer group analysis, historical industry loss experience, and current economic conditions. The allowance for loan losses was $16.0 million, or 1.53% of net loans receivable at December 31, 2006, compared to $13.9 million, or 1.56% of net loans receivable at December 31, 2005. The increased allowance level resulted from continued loan portfolio growth in the higher-risk lending categories of construction and land development, commercial real estate, and commercial business loans during the period, which comprised $870.8 million, or 83.5% of the portfolio at December 31, 2006, versus $732.2 million, or 82.0% at December 31, 2005.

     Noninterest Income. Noninterest income for the nine months ended December 31, 2006 decreased 3.1% to $4.3 million as compared to $4.5 million for the same period a year ago. Service fee income increased 14.8% to $2.5 million for the nine months ended December 31, 2006 from $2.2 million for the same nine months in the prior period. The primary reason for the increase was the implementation of an overdraft protection service during July 2005, which, together with the increase in deposits, resulted in increased fee income. The net gain on the sale of loans servicing released decreased to $594,000 for the nine months ended December 31, 2006 from $811,000 in the comparable period one year ago. A moderately more active mortgage market was the primary reason for the increased amount in the prior year. Other noninterest income decreased 13.5% to $1.2 million for the nine months ended December 31, 2006 from $1.4 million for the nine months ended December 31, 2005. The primary reason for the decrease from the prior period was the recognition in the prior year period of approximately $320,000 in profits on the real estate development project from a joint venture of the Bank's wholly owned subsidiary, Westward Financial. All lot sales have been concluded for this real estate joint venture and, as a result of the current status of the development of future lots, no sales activity is currently anticipated for fiscal 2007 from the Bank's real estate joint venture activities.

     Noninterest Expense. Noninterest expense for the nine months ended December 31, 2006 increased 11.7% to $20.5 million from $18.3 million for the comparable nine months one year ago. Compensation and employee benefits increased 11.9% for the nine months ended December 31, 2006 to $12.1 million from $10.8 million for the comparable nine months one year ago. Building occupancy for the nine months ended December 31, 2006 increased 18.2% to $3.1 million from $2.6 million for the nine months ended December 31, 2005. Increases in compensation and employee benefits and building and occupancy expenses resulted from the opening a full service retail office in Lakewood, Washington in fiscal 2006 and a full service regional facility in Everett, Washington in June 2006. Other noninterest expense increased 11.3% to $4.1 million for the nine months ended December 31, 2006 from $3.7 million in the nine months ended December 31, 2005 as a result of additional transfer agent and investor relations expenses, and increased business and occupation tax as a result of the shifting loan portfolio from non-taxable mortgage loans to taxable commercial loans.

Average Balances, Interest and Average Yields/Costs
---------------------------------------------------

     The following table presents at the date and for the periods indicated, the total dollar amount of interest income and interest expense, as well as the resulting yields earned and rates paid.

                               For the nine months ended December 31,
                       ------------------------------------------------------
                                   2006                       2005
                       --------------------------  --------------------------
                                          Average                     Average
                       Average             Yield/  Average             Yield/
(In thousands)         Balance  Interest    Cost   Balance  Interest    Cost
                       -------  --------  -------  -------  --------  -------
Interest-earning
 assets:
  Loans receivable   $1,005,299 $65,428    8.68%   $850,465  $47,818   7.50%
  Investment
   securities            65,696   2,030    4.12      70,712    1,900   3.58
  Mortgage-backed
   securities            27,400   1,017    4.94      20,485      678   4.41
                     ---------- -------  ------    --------  ------- ------
    Total interest-
     earning assets   1,098,395  68,475    8.31     941,662   50,396   7.14

Interest-bearing
 liabilities:
  Deposits              893,761  23,239    3.47     779,151   14,342   2.45
  Borrowings            169,421   5,999    4.72     128,369    3,432   3.56
                     ---------- -------  ------    --------  ------- ------
    Total interest-
     bearing
     liabilities      1,063,182  29,238    3.67     907,520   17,774   2.61
                                -------                      -------

Net interest income             $39,237                      $32,622
                                =======                      =======

Interest rate spread                       4.64%                       4.53%
Net interest margin                        4.76%                       4.62%

Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                             103.31%                     103.77%

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

                                            Nine months ended December 31,
                                           --------------------------------
                                                    2006 vs. 2005
                                           --------------------------------
                                              Increase (Decrease) Due to
                                           --------------------------------
                                                            Rate/
(In thousands)                             Volume   Rate    Volume    Total
                                           ------   ----    ------    -----

Interest income:
  Interest and fees on loans              $8,705  $7,533   $1,372   $17,610
  Investment securities and other
   interest-bearing securitites               54     407        8       469
                                          ------  ------   ------   -------

Total interest-earning assets             $8,759  $7,940   $1,380   $18,079
                                          ======  ======   ======   =======
Interest expense:
  Deposit accounts                        $2,110  $5,917   $  870   $ 8,897
  Borrowings                               1,098   1,113      356     2,567
                                          ------  ------   ------   -------

Total interest-bearing liabilities        $3,208  $7,030   $1,226   $11,464
                                          ======  ======   ======   =======

Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At December 31, 2006, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with an amortized cost of $64.3 million.

     As of December 31, 2006 the total amortized cost of investments and mortgage-backed securities was $77.4 million compared to a market value of $83.1 million with an unrealized gain of $5.7 million. As of March 31, 2006, the total amortized cost of investments and mortgage-backed securities was $79.2 million, compared to a market value of $84.4 million with an unrealized
gain of $5.2 million.   The Bank foresees no factors that would impair its
ability to hold debt securities to maturity.

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

     Stockholders' equity as of December 31, 2006 was $121.1 million, or 9.7% of assets, compared to $113.3 million, or 10.2% of assets at March 31, 2006. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of December 31, 2006 was 11.9%, compared to 12.6% as of March 31, 2006. These figures are well above the well-capitalized minimum of 10% set by the FDIC.

     The Corporation has conducted various stock buy-back programs since August 1996. In March 2006, the Board of Directors approved a new stock repurchase plan that continues through the 2007 fiscal year, allowing the Corporation to repurchase up to 5% of total shares outstanding, or approximately 625,000 shares, as restated. This marked the Corporation's seventh stock repurchase plan. During the quarter ended December 31, 2006, the Corporation repurchased 8,100 shares at an average price of $23.25 and for the nine-month period ended December 31, 2006, the Corporation repurchased 124,080 shares at an average price of $19.85. All per share data and stock prices have been adjusted to reflect the 5-for-4 stock split, paid in the form of a 25% stock dividend on October 23, 2006.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At December 31, 2006, the Corporation had no significant off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At December 31, 2006, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2006.

Item 4.   Controls and Procedures

     An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer, and several other members of the Corporation's senior management as of the end of the period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the Corporation's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

     In the quarter ended December 31, 2006, the Corporation did not make any changes in its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting. While the Corporation believes the present designs of its disclosure controls and procedures and internal control over financial reporting are effective to achieve their goals, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures and/or internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          Horizon Financial Corp. has certain litigation and/or settlement negotiations in progress resulting from activities arising from normal operations. In the opinion of management, none of these matters are likely to have a materially adverse effect on the Corporation's financial position or results of operation.

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended March 31, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation's common stock is traded on the NASDAQ Global Securities Market under the symbol "HRZB". As of February 1, 2007, there were 12,261,629 shares of common stock outstanding.

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

     The Corporation is "well-capitalized" in accordance with regulatory standards. The Corporation has had various stock buy-back programs since August 1996. In March 2006, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2007 fiscal year, allowing the Corporation to repurchase up to 5% of total shares outstanding, or approximately 625,000 shares, as restated. This marked the Corporation's seventh stock repurchase plan. During the quarter ended December 31, 2006, the Corporation repurchased 8,100 shares at an average price of $23.25 and for the nine-month period ended December 31, 2006, the Corporation repurchased 124,080 shares at an average price of $19.85. All per share data and stock prices have been adjusted to reflect the 5-for-4 stock split, paid in the form of a 25% stock dividend on October 23, 2006.

     The following table sets forth information, as adjusted, about the Corporation's purchases of its outstanding Common Stock during the quarter ended December 31, 2006.

                                                                (d) Maximum
                                                    (c) Total    Number (or
                                                    Number of   approximate
                                                       Shares  Dollar Value)
                                                    (or Units) of shares (or
                                                    Purchased   Units) that
                       (a) Total                   as Part of    May Yet Be
                       Number of     (b) Average     Publicly     Purchased
                      Shares (or      Price Paid    Announced     Under the
                         Units)        Per Share    Plans or      Plans or
     Period            Purchased (1)   (or Unit)    Programs      Programs
------------------    ----------     -----------   ----------   --------------

October 1, 2006 -
  October 31, 2006           -               -       115,980       509,020
November 1,  2006 -
  November 30, 2006      8,100          23.251       124,080       500,920
December 1, 2006 -
 December 31, 2006           -               -       124,080       500,920
Total                    8,100          23.251       124,080       500,920

(1) Of these shares, no shares were purchased other than through a publicly announced program.

Item 3.  Defaults Upon Senior Securities
            None

Item 4.  Submission of Matters to a Vote of Security Holders
            None

Item 5.  Other Information
           None

Item 6.  Exhibits

(a)      Exhibits
         --------
          (3.1) Articles of Incorporation of Horizon Financial, Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 13,
                  1995)
          (3.2) Bylaws of Horizon Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
          (10.1) Amended and Restated Employment Agreement with V. Lawrence Evans (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
          (10.2) Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
          (10.3) Bank of Bellingham 1993 Employee Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 33-88571))
          (10.4) Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2004)
          (10.5) Severance Agreement with Richard P. Jacobson (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
          (10.6) Severance Agreement with Steven L. Hoekstra (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
          (10.7) Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 333-127178))
          (10.8) Form of Incentive Stock Option Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to
                  Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
          (10.9) Form of Non-qualified Stock Option Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to
                  Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
          (10.10) Form of Restricted Stock Award Agreement under the 2005
                  Stock Incentive Plan (incorporated by reference to Exhibit
                  99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
          (31.1) Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
          (31.2) Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
          (32) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          HORIZON FINANCIAL CORP.



                           By:/s/ V. Lawrence Evans
                              -------------------------------------
                              V. Lawrence Evans
                              Chairman, President, and Chief Executive Officer


                           By:/s/ Richard P. Jacobson
                              -------------------------------------
                              Richard P. Jacobson
                              Chief Financial Officer



                           Dated:  February 8, 2007
                                 --------------------

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

Date:  February 8, 2007       /s/ V. Lawrence Evans
                              ----------------------------------------
                              V. Lawrence Evans
                              Chairman, President, and Chief Executive Officer

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

Date: February 8, 2007               /s/ Richard P. Jacobson
                                     ---------------------------------
                                     Richard P. Jacobson
                                     Chief Financial Officer, EVP

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

     The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report of Form 10-Q, that:

      1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

      2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/ V. Lawrence Evans                   /s/ Richard P. Jacobson
-------------------------------         ----------------------------
V. Lawrence Evans                       Richard P. Jacobson
Chairman, President, and Chief          Chief Financial Officer
 Executive Officer

Dated:  February 8, 2007