Form 10-K
period 2007-03-31
HORIZON FINANCIAL CORP
filed 2007-06-13
CIK 1002682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              __________________

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Fiscal Year Ended March 31, 2007               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                      Commission File Number: 0-27062

                          Horizon Financial Corp.
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Washington                                       91-1695422
--------------------------------------------      ---------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. Number)
incorporation or organization)

1500 Cornwall Avenue, Bellingham, Washington                98225
--------------------------------------------      ---------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:    (360) 733-3050
                                                  ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1.00 per share           The NASDAQ Stock Market LLC
--------------------------------------------      ---------------------------
          (Title of Each Class)                   (Name of Each Exchange on
                                                       Which Registered)

Securities registered pursuant to Section 12(g)
 of the Act:                                                  None
                                                  ---------------------------


    Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.    YES     NO  X
                                                    ----    ----

    Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 of Section 15(d) of the Act. YES       NO  X
                                                         ----    ----

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  X   NO
                                                   ----    ----

    Indicate by check mark whether disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K
or any amendments to this Form 10-K.  YES   X    NO
                                           ----    ----
    Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer      Accelerated filer  X    Non-accelerated filer
                        ----                   ----                       ----

    Indicate by check mark whether the  registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  YES     NO   X
                                                ----     ----

    The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the NASDAQ Stock Market under the symbol "HRZB" on September 30, 2006, was $293,083,810 (12,268,054 shares at $23.89 per share).
As of June 5, 2007, the registrant had 12,199,952 shares of common stock outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

    1. Portions of the registrant's Proxy Statement for the 2007 Annual Meeting of Stockholders. (Part III).

                             HORIZON FINANCIAL CORP.
                        2007 ANNUAL REPORT ON FORM 10-K
                              TABLE OF CONTENTS
                                                                         Page
                                                                         ----
PART I.
  Item 1. Business
            General.....................................................    1
            Lending Activities..........................................    1
            Investment Activities.......................................   12
            Real Estate Development Subsidiary..........................   15
            Bank Owned Life Insurance...................................   15
            Deposit Activities and Other Sources of Funds...............   15
            Competition.................................................   18
            Personnel...................................................   18
            Regulation and Supervision..................................   19
            Taxation....................................................   24
            Available Information.......................................   26
  Item 1A. Risk Factors.................................................   26
  Item 1B. Unresolved Staff Comments....................................   31
  Item 2. Properties....................................................   31
  Item 3. Legal Proceedings.............................................   33
  Item 4. Submission of Matters to a Vote of Security Holders...........   33
PART II.
  Item 5. Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities.............   33
  Item 6. Selected Financial Data.......................................   36
  Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.........................   37
            Forward Looking Statements..................................   37
            General.....................................................   38
            Business Strategy...........................................   38
            Operating Strategy..........................................   38
            Critical Accounting Estimate................................   39
            Critical Accounting Policies................................   41
            Comparison of Financial Condition at March 31, 2007 and
              March 31, 2006............................................   42
            Comparison of Operating Results for the Years Ended
              March 31, 2007 and March 31, 2006.........................   46
            Comparison of Operating Results for the Years Ended
              March 31, 2006 and March 31, 2005.........................   49
            Average Balances, Interest and Yields/Costs.................   53
            Rate/Volume Analysis........................................   54
            Liquidity and Capital Resources.............................   54
            Quantitative and Qualitative Disclosures About
              Market Risk...............................................   55
            Contractual Obligations.....................................   56
            Off-Balance Sheet Arrangements..............................   56
            Impact of Inflation.........................................   56
            Recent Accounting Pronouncements............................   57
  Item 7A. Quantitative and Qualitative Disclosures About
           Market Risk..................................................   57
  Item 8. Financial Statements and Supplementary Data...................   58

                        (continued on following page)


                                      (i)

  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure...........................   91
  Item 9A. Controls and Procedures......................................   91
  Item 9B. Other Information............................................   91
PART III.
  Item 10. Directors, Executive Officers and Corporate
           Governance...................................................   92
  Item 11. Executive Compensation.......................................   92
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters...................   92
  Item 13. Certain Relationships and Related Transactions, and Director
           Independence.................................................   93
  Item 14. Principal Accounting Fees and Services.......................   93
PART IV.
  Item 15. Exhibits and Financial Statement Schedules...................   93

                                       (ii)

                                    PART I

Item 1.  Business
-----------------

General
-------

     Horizon Financial Corp. ("Horizon Financial"or the "Corporation") was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank ("Horizon Bank" or the "Bank"), effective October 13, 1995. At March 31, 2007, the Corporation had total assets of $1.3 billion, total deposits of $975.3 million and total equity of $123.9 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

     The Bank's operations are conducted through 19 full-service office facilities, four commercial loan centers, and four real estate loan centers, located in Whatcom, Skagit, Snohomish, and Pierce counties in Northwest Washington. The Bank opened commercial banking/loan centers in Bellingham and Everett, Washington, and expanded its operations in Burlington, Washington during the first quarter of fiscal 2004. In November 2004, the Bank opened a full service office in Marysville, Washington. In April 2005, the Bank opened a full service office in Lakewood, Washington, located in Pierce County, just south of Tacoma. The Bank opened a full service regional facility in June 2006, which replaced the Bank's existing office and commercial banking center in south Everett. During the third quarter of fiscal 2007, the Bank entered into a lease agreement to open a branch in Puyallup, Washington which opened in June of 2007 to expand its presence in Pierce County.

Lending Activities
------------------

     General. The Bank's loan portfolio, net totaled $1.1 billion at March 31, 2007, representing approximately 83% of its total assets. On that date, 11.7% of net loans receivable consisted of loans secured by mortgages on one-to- four family residential properties, 5.0% consisted of loans secured by mortgages on multi-family residential properties, and 80% consisted of construction and land development loans, commercial loans and commercial real estate loans. The balance of the Bank's outstanding loans at that date consisted of secured and unsecured consumer loans and loans secured by savings deposits.

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

     In order to enable it to make the yields on its loan portfolio and investments more interest rate sensitive, the Bank has implemented a number of measures. Those measures include the: (i) origination of long-term, fixed-rate mortgage loans when such loans are written to specifications promulgated by the Federal Home Loan Mortgage

Corporation ("Freddie Mac") and qualify for sale in the secondary market, (ii) origination of ARM loans on residential and commercial properties subject to market conditions, (iii) origination of variable rate commercial and consumer loans, and (iv) increased emphasis on originating shorter term loans for its portfolio, and selling much of its long-term mortgage loan production into the secondary market.

     The following table provides selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. The changes represented in the table below reflect the changes in the Bank's lending strategies, which began in 1999 when the Bank shifted its focus from a traditional thrift institution to that of a community commercial bank. As part of this shift in strategy, the Bank began selling much of its one-to-four family loan production into the secondary market on a servicing released basis. In addition, as repayments were received on its one-to-four family loan portfolio, the funds were used to support the growth in the commercial loan categories, as shown in the table below.

                                                         At March 31,
                    ----------------------------------------------------------------------------------------
                          2007             2006              2005               2004               2003
                    ---------------   ---------------   ---------------    ---------------   ---------------
                    Amount  Percent   Amount  Percent   Amount  Percent    Amount  Percent   Amount  Percent
                    ------  -------   ------  -------   ------  -------    ------  -------   ------  -------
                                                      (Dollars in thousands)
Type of Loan:
First mortgage loans:
 One-to-four
  family
  residential.....$  149,885   14.2% $148,515   16.2%  $167,454   20.8%  $173,908   26.4%  $308,997    53.1%
 One-to-four
  family
  construction....    28,576    2.7    20,971    2.3     16,464    2.1     14,165    2.2     22,680     3.9
 Participations
  sold............   (54,592)  (5.2)  (56,546)  (6.2)   (65,125)  (8.1)   (74,279) (11.3)  (137,173)  (23.6)
                  ----------  -----  --------  -----    -------  -----   --------  -----   --------   ------
    Subtotal......   123,869   11.7   112,940   12.3    118,793   14.8    113,794   17.3    194,504    33.4
 Construction and
  land develop-
  ment............   405,348   38.4   262,358   28.6    162,726   20.2    132,436   20.1     74,576    12.8
 Multi-family
  residential.....    52,727    5.0    70,080    7.6     73,397    9.1     53,344    8.1     56,930     9.8
 Commercial real
  estate..........   292,212   27.7   314,299   34.2    312,722   38.9    250,340   38.0    181,097    31.1
 Commercial loans.   146,265   13.9   123,445   13.4    109,387   13.6     87,233   13.2     55,326     9.5
 Home equity
  secured.........    45,307    4.3    44,001    4.8     33,762    4.2     25,539    3.9     21,442     3.7
 Other consumer
  loans...........     5,031    0.5     5,571    0.6      5,961    0.7      5,662    0.9      6,900     1.2
                  ----------  -----  --------  -----    -------  -----   --------  -----   --------   ------
    Subtotal......   946,890   89.8   819,754   89.2    697,955   86.7    554,554   84.2    396,271    68.1
                  ----------  -----  --------  -----    -------  -----   --------  -----   --------   ------
    Total loans
     outstanding.. 1,070,759  101.5   932,694  101.5    816,748  101.5    668,348  101.5    590,775   101.5
Less:
 Loan loss
  reserve.........   (15,889)  (1.5)  (14,184)  (1.5)   (11,767)  (1.5)   (10,122)  (1.5)    (8,506)   (1.5)
                  ----------  -----  --------  -----    -------  -----   --------  -----   --------   ------
 Net loans
  receivable......$1,054,870  100.0% $918,510  100.0%  $804,981  100.0%  $658,226  100.0%  $582,269   100.0%
                  =========== =====  ========  =====   ========  ======  ========  ======  ========   =====



    Loan Maturity. The following table sets forth certain information at March 31, 2007 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                           Due After
                           Due Within      1 Through      Due Over
                             1 Year         5 Years       5 Years
                           After March    After March    After March
                            31, 2007        31, 2007       31, 2007    Total
                           -----------    -----------    -----------   ------
                                            (In thousands)
Commercial, commercial
 real estate, multi-
 family, construction
 and land development....   $676,995        $165,644      $ 39,826  $  882,465
One-to-four family
 construction............         --              --        28,576      28,576
One-to-four family
 residential, home
 equity, and other
 consumer loans..........     67,562          33,869        42,398     143,829
                            --------        --------      --------  ----------
  Total..................   $744,557        $199,513      $110,800  $1,054,870
                            ========        ========      ========  ==========

    The following table sets forth the dollar amount of all loans due after one year after March 31, 2007 which have fixed interest rates and have floating or adjustable interest rates. Loan balances do not include undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

                                                      Adjustable
                                        Fixed Rates     Rates         Total
                                        -----------   ----------    ----------
                                                    (In thousands)
Commercial, commercial real estate,
 multi-family construction and land
 development.......................      $   73,965    $ 131,505    $  205,470
One-to-four family construction....          28,576           --        28,576
One-to-four family residential, home
 equity, and other consumer loans..          50,915       25,352        76,267
                                         ----------    ---------    ----------
  Total............................      $  153,456    $ 156,857    $  310,313
                                         ==========    =========    ==========

    Multi-Family, and Commercial Real Estate Lending. Commercial real estate loans, including multi-family, totaled $344.9 million, or 32.7% of net loans receivable at March 31, 2007. The Bank originates commercial real estate loans primarily secured by owner-occupied business facilities, apartment buildings, warehouses, mini-storage facilities, industrial use buildings, office and medical office buildings, hospitality facilities, commercial land development and retail shopping centers located in its market area.
Commercial real estate loans typically range in principal amount from $500,000 to $10.0 million. At March 31, 2007, the largest commercial real estate loan on one property had an outstanding balance of $17.0 million and is secured by a destination resort and surrounding real estate located in the Bank's market area. This loan was performing according to its terms at March 31, 2007. At March 31, 2007, the Bank had two other loans with net balances in excess of $10.0 million, which are secured by commercial real estate.

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

    Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 80% and carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The year-over-year decline in the commercial real estate portfolio is attributable to the Bank's desire to focus its efforts on the more profitable adjustable rate construction and land developments loans. Due to the Bank's commitment to its pricing and profitability targets, the balances in the commercial real estate and multi-family loan portfolio declined in this aggressively priced arena during the year.

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

    At March 31, 2007 and 2006, the composition of the Bank's construction loan portfolio was as follows:

                                                 At March 31,
                                ----------------------------------------------
                                       2007                     2006
                                --------------------     ---------------------
                                Amount (1)   Percent     Amount (1)    Percent
                                ---------    -------     ---------     -------
                                            (Dollars in thousands)
Speculative construction one-
 to-four family...............  $  13,694     3.16%      $   8,675      3.10%
Custom/presold construction
 one-to-four family...........     14,882     3.43          12,296      4.30
Commercial/speculative
 construction one-to-four
 family.......................    177,602    40.93          95,534     33.70
Commercial construction
 multi family.................      6,986     1.61           6,927      2.40
Commercial construction-
 nonresidential...............     84,417    19.45          56,328     19.90

Land development..............    136,343    31.42         103,569     36.60
                                ---------   ------       ---------    ------
 Total........................  $ 433,924   100.00%      $ 283,329    100.00%
                                =========   =======      =========    =======
---------
(1)     Includes loans in process.

    Speculative construction one-to-four family loans increased 57.9% from the prior year to $13.7 million at March 31, 2007. These loans are made to home builders who generally build one or two speculative construction homes per year, and the increased activity in this period was a result of an active real estate market in the Bank's markets. Because of the nature of these loans, a buyer for these homes is found by the builder either during the construction phase or shortly after completion of the home's construction. If a buyer is not found in a timely manner, the builder will incur additional interest, marketing and other expenses until the home is sold. As a result, these loans carry a higher degree of risk than loans on homes already completed and custom construction loans (discussed below) for which there is a buyer.

    Custom construction for one-to-four family loans increased 21.0% from the prior year to $14.9 million at March 31, 2007. Unlike speculative construction loans, custom construction loans are made to customers who have entered into a contract with a builder to build them a custom home. The construction portion of these loans are generally for a period of one year or less, and the Bank generally commits to the long-term take-out financing for the customer at the time the construction loan is originated. As a result, the risk for custom construction loans is generally less than for speculative construction loans.

    Commercial speculative construction one-to-four family residential loans increased 85.9% from the prior year to $177.6 million at March 31, 2007. Commercial speculative construction loans include loans made to the Bank's larger contractors, who build a significant number of speculative construction one-to-four family homes each year. The Bank has established relationships with experienced builders in this regard, which, along with an active residential market in the Pacific Northwest, resulted in this significant year over year growth in this portion of the Bank's construction portfolio. The Bank generally limits the loan to value to 85% of the discounted value of the completed dwellings, and further manages its risk by limiting the number of homes that can be under construction at any one time, when appropriate.

    The commercial construction multi-family portion of the Bank's portfolio increased 0.09% from the prior year, to $7.0 million at March 31, 2007, and is the smallest portion of the Bank's construction portfolio at this time. This is primarily because the Bank's relationships are more heavily concentrated with one-to-four family contractors and developers than multi-family contractors at this time. These loans are generally for the construction of apartment units in the Bank's primary market areas.

    Non-residential commercial construction loans increased 49.9% from the prior year to $84.4 million at March 31, 2007. These loans are made for a variety of non-residential real estate properties, including but not necessarily limited to the retail properties, owner occupied commercial real estate, office space, mini-storage facilities, hospitality related uses, and other non-residential uses. These loans are generally made to the ultimate end user of the property (i.e., these loans are more similar to custom construction than speculative construction loans). However, as a result of the inherent risks noted above, these loans carry higher risks than completed properties. Non-residential commercial construction loans receive the same degree of monitoring by the Bank as other construction loans contained in the Bank's loan portfolio, to mitigate the inherent risks of these loans.

    Land development loans increased 31.6% from the prior year, to $136.3 million at March 31, 2007. This has been a significant part of the Bank's strategy in each of its markets, and fiscal 2007 was a successful year of growth in this category. Most of these loans carry interest rates tied to Prime, which allows the Bank to fund the loans profitability with short-term borrowings. In addition to the Bank's extensive experience in this area (see the discussion regarding the Bank's subsidiary, Westward Financial Services, contained in the section entitled "-- Real Estate Development Subsidiary), the Bank has continued to expand its expertise by hiring additional members of senior management dedicated to monitoring this portion of the Bank's lending activities. In addition, the Bank has developed relationships with some of the area's strongest real estate developers, which has played a significant part of the Bank's success in this area. This, however, does not mitigate the inherent risks in this type of lending. While the Bank generally limits its exposure to 75% of the discounted value of the completed lots, it can take a year or more to complete a large development, therefore increasing the risk to the Bank and its valuations used at the time the loan is closed. During the period from the time the loan is closed until the lots are developed, the market conditions can change significantly, exposing the Bank to additional risks in the event the lots can not ultimately be sold at or near the values estimated at the time of the appraisal. The Bank's management regularly monitors the housing demand in its markets, the anticipated supply of building lots, absorption rates, home and finished lot prices, and related measures in its efforts to mitigate this risk. However, no assurances are made that these or other measures can or will fully mitigate such risks.

    In addition, since the vast majority of the Bank's construction loan activity is concentrated in the Pacific Northwest, an economic downturn in this area could have a significant impact on the Bank's performance, especially in these higher risk construction lending categories.

    Commercial Loans. The Bank's loan portfolio also includes a wide range of commercial loans to small and medium sized businesses. This portfolio presently includes lines of credit with floating rates and maturities of one year or less and term loans for the purchase of equipment, real estate and other operating purposes with maturities generally not exceeding ten years. These loans are secured by a variety of business assets including equipment, real estate, accounts receivable and inventory. These types of loans constituted $146.3 million, or approximately 13.9% of the Bank's net loan portfolio at March 31, 2007. Under certain conditions, the Bank also offers unsecured credit to qualified borrowers.

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

    One-to-Four Family Residential Loans. In the past, a significant lending activity of the Bank was the granting of conventional loans to enable borrowers to purchase existing homes or construct new homes. The Bank's real estate loan portfolio also includes loans on two-to-four family dwellings, and loans made to purchase or refinance improved buildings to be used for residential housing. At March 31, 2007, approximately 11.7% of the Bank's net loans receivable consisted of loans secured by one-to-four residential real estate.

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

    Horizon Bank offers consumer loans in order to provide a wider range of financial services to its customers and to achieve shorter terms and higher interest rates normally typical of such loans. At March 31, 2007, the Bank held $50.3 million of consumer loans or 4.8% of net loans receivable, approximately $3.4 million of which is unsecured.

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

    The Bank is a qualified servicer for both Freddie Mac and Federal National Mortgage Association ("Fannie Mae"). The Bank's general practice is to close its fixed-rate, one-to-four family residential loans on Freddie Mac loan documents in order to facilitate future sales to Freddie Mac as well as to other institutional investors. From time to time, depending upon interest rates and economic conditions, the Bank has sold participation interests in loans in order to provide additional funds for lending, to generate servicing fee income and to decrease the dollar amount of its intermediate and long-term fixed-rate loans. The sale of loans in the secondary mortgage market reduces the Bank's interest rate risk and allows the Bank to continue to make loans during periods when deposit flows decline or funds are otherwise unavailable for lending purposes. As of March 31, 2007, the Bank was servicing loans for others aggregating approximately $55.0 million for which it generally receives a fee payable monthly of 0.25% to 0.375% per annum of the unpaid balance of each loan. In February 2001, the Bank began selling much of its current loan production on a servicing released basis, and plans to continue doing so for many of the long-term fixed rate loan originations. All sales of loan interests by the Bank are made without right of recourse to the Bank by the buyer of the loan interests in the event of default by the borrower.

    The Bank also buys and sells portions of commercial loans through participations with other financial institutions. As of March 31, 2007, the Bank was servicing commercial loans for others aggregating approximately $71.0 million for which it generally receives a fee payable monthly of 0.25% to 0.375% per annum of the unpaid balance of each loan. The Bank has numerous options in this regard, and will continue to buy and sell, loan participations to assist its liquidity, concentration and diversification efforts.

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

    Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to 100% of the commitment amount at March 31, 2007.

    The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of the dates indicated.

                                                       At  March 31,
                                                 -------------------------
                                                    2007           2006
                                                 -----------   -----------
                                                      (In thousands)

Commitments to extend credit..................   $383,458(1)     $286,188
Credit card arrangements......................     10,105           9,775
Standby letters of credit.....................      3,056           5,237

---------
(1)The increase in commitments to extend credit at March 31, 2007 was the result of growth in the Bank's construction and land development loan portfolio.


    Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower at the closing of the loan.

    The Bank's loan origination fees are generally 0% to 2.5% on conventional residential mortgages and 0% to 2.0% for commercial real estate loans. The total amount of deferred loan origination fees and unearned discounts at March 31, 2007 was $5.1 million. Any unamortized loan fees are recognized as income at the time the loan is sold, paid down or paid off.

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

    Loan Modifications. The Bank offers a loan modification program to assist existing customers who are considering refinancing their home loans. For a fee the Bank will modify customers' loans under the program. No new principal is required and only the interest rate and payment amounts are changed. All other terms and conditions remain the same. In fiscal 2007, the Bank modified $12.0 million of real estate loans, compared to $5.2 million during fiscal 2006 when interest rates were lower and there was greater refinance activity.

    Delinquent Loans, Loans in Foreclosure and Foreclosed Property. Loans are defined as delinquent when any payment of principal and/or interest is past due. While the Bank generally is able to work out a satisfactory repayment schedule with a delinquent borrower, the Bank will undertake foreclosure proceedings if the delinquency is not otherwise resolved within 90 days. Property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until such time as it is sold or otherwise disposed of. As of March 31, 2007 there were no loans in the loan portfolio over 90 days delinquent and five loans on non-accrual status. The Bank had one real estate owned at March 31, 2007. Total non-performing assets represented $1.0 million or 0.07% of total assets at March 31, 2007 compared to $1.2 million or 0.10% of total assets at March 31, 2006.

    The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.

                                              At March 31,
                             ---------------------------------------------
                               2007      2006     2005      2004     2003
                             -------   -------   -------   ------   ------
                                        (Dollars in thousands)

Non-accrual loans.........   $   226   $ 1,161   $ 1,481   $   --   $  242
Loans 90 days or more
 delinquent and accruing
 interest.................        --        --        --      339      350
Restructured loans........        --        --        --       --       --
Real estate acquired through
 foreclosure..............       725        --        --       63    1,072
                             -------   -------   -------   ------   ------
 Total....................   $   951   $ 1,161   $ 1,481   $  402   $1,664
                             =======   =======   =======   ======   ======
As a percentage of net
 loans....................     0.02%     0.13%     0.18%    0.06%    0.29%
As a percentage of total
 assets...................     0.07%     0.10%     0.15%    0.05%    0.20%

    Additional interest income which would have been recorded had nonaccruing loans been current in accordance with their original terms was considered immaterial as of March 31, 2007. No interest income was recorded on nonaccrual loans for the year ended March 31, 2007.

    Potential Problem Loans. At March 31, 2007, the Bank had identified loans totaling $4.1 million which were considered impaired. These loans are to one agricultural borrower where known information about possible credit problems, causes management to have doubts as to the ability to comply with present loan repayment terms.

    Reserves for Losses. The Bank has an active ongoing credit review function. The provision for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, historical industry loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The reserve is based upon factors and trends identified by management at the time financial statements are prepared, but the ultimate recovery of loans is susceptible to future market factors beyond the Bank's control, which may result in losses or recoveries differing significantly from those provided for in the financial statements.

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

    * Historical loss rates. Industry loss rates and the Bank's loss rate experience (where applicable) are also considered when analyzing the adequacy of the Bank's loan loss allowance

    As required by Statement of Accounting Standard ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, each individual loan, previously classified by management, or newly classified during the quarterly review, is evaluated for loss potential, and a specific amount or percentage deemed to be at risk is added to the overall required reserve amount. For the remaining portion of the portfolio the Bank applies SFAS No. 5, Accounting for Contingencies. A reserve factor is applied to homogeneous loan pools that is consistent with the Bank's experience in that loan pool type or with historical industry experience if management believes such guidelines are more appropriate. The applied percentage is also influenced by other economic factors as noted above.

    The calculated amount is compared to the actual amount recorded in the allowance at the end of each quarter and a determination is made as to whether the allowance is adequate, yet not excessive. Management increases the amount of the allowance for loan losses by charges to income and decreases the amount by loans charged off (net of recoveries).

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

    * Multi-Family Residential - While there have been minimal losses in this segment of the portfolio, the rental market is susceptible to the effects of an economic downturn. Although the Bank monitors loan- to-value ratios, the conditions that would create a default would carry through to a new owner which may require that the Bank discount the property or hold it until conditions improve.

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

    Management believes that the allowance for loan losses at March 31, 2007 was adequate yet not excessive at that date. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary.

    While the Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase or decrease its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

    The Bank established an allowance for losses for the year ended March 31, 2007 in the amount of $15.9 million and $14.2 million for the year ended March 31, 2006. The Bank's loan loss reserve as of March 31, 2007 and 2006, was 1.51% and 1.54% of net loans receivable, respectively.

    The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. For each of these periods, management reviewed the changes in the composition and size of the Bank's loan portfolio, along with the economic conditions in effect during each period, using the methodologies presented in the paragraphs above within this section.

                                          Year Ended March 31,
                             ---------------------------------------------
                               2007      2006     2005      2004     2003
                             -------   -------   -------   -------  ------
                                       (Dollars in thousands)

Allowance at beginning of
  period..................   $14,184   $11,767   $10,122   $ 8,506  $5,887
Provision for loan
  losses..................     1,850     2,575     1,700     1,915   2,740
Recoveries:
  First mortgage loans....        --        --        --        --      --
  Commercial loans........        29         1       168        79      --
  Credit card loans.......        12         6         5         6       8
  Other consumer loans....         9        --         1         1      --
                             -------   -------   -------   -------  ------
   Total recoveries.......        50         7       174        86       8

Charge-offs:
  First mortgage loans....        --        --        --        --      --
  Commercial loans........       (75)      (45)     (105)     (253)    (54)
  Credit card loans.......       (51)      (54)     (104)     (124)    (71)
  Other consumer loans....       (69)      (66)      (20)       (8)     (4)
                             -------   -------   -------   -------  ------
  Total charge-offs.......      (195)     (165)     (229)     (385)   (129)

  Net charge-offs.........      (145)     (158)      (55)     (299)   (121)
                             -------   -------   -------   -------  ------
Allowance at end of
 period...................   $15,889   $14,184   $11,767   $10,122  $8,506
                             =======   =======   =======   =======  ======

                     (table continued on following page)

                                          Year Ended March 31,
                             -----------------------------------------------
                               2007       2006      2005      2004     2003
                             -------    -------    -------   -------  ------
                                       (Dollars in thousands)
Allowance for loan losses
as a percentage of net
loans receivable at the
end of the period.........     1.51%      1.54%     1.46%     1.48%    1.35%

Net charge-offs as a
percentage of average loans
outstanding during
the period................     0.01%      0.02%     0.01%     0.05%    0.02%

Allowance for loan losses
as a percentage of
nonperforming assets at
end of period.............  1670.06%  1,221.35%   794.53% 2,518.51%  511.09%


    The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                         At March 31,
                    ---------------------------------------------------------------------------------------
                          2007             2006             2005              2004              2003
                    ---------------- ----------------  ---------------   ----------------  ----------------
                            Percent          Percent           Percent           Percent           Percent
                            of Loans         of Loans          of Loans          of Loans          of Loans
                            in Each          in Each           in Each           in Each           in Each
                            Category         Category          Category          Category          Category
                            to Total         to Total          to Total          to Total          to Total
                    Amount   Loans   Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans
                    ------   -----   ------   -----    ------   -----    ------   -----    ------   -----
                                                   (Dollars in thousands)
One-to-four
 family residential,
 home equity, and
 other consumer
 loans............. $ 1,030    6.5% $   974     6.9%    $ 1,052    8.9%    $1,574   15.6%    $1,780   20.9%
Commercial,
 commercial real
 estate, multi-
 family,
 construction and
 land development..  14,859   93.5   13,210    93.1      10,715   91.1      8,547   84.4      6,726   79.1
                    -------  -----  -------   -----     -------  -----     ------  -----     ------  -----
 Total allowance
  for loan
  losses..........  $15,889  100.0% $14,184   100.0%    $11,767  100.0%   $10,121  100.0%    $8,506  100.0%
                    =======  =====  =======   =====     =======  =====    =======  =====     ======  =====




The Bank had an allowance of $110,000, $0, $0, $0 and $0 for real estate acquired through foreclosure at March 31, 2007, 2006, 2005, 2004 and 2003, respectively.

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

    The amortized cost of the Bank's investment securities of the type described above at March 31, 2007 was $48.0 million with a market value of $53.2 million. For further information concerning the Bank's investment securities portfolio, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

    The Bank also invests in mortgage-backed securities. At March 31, 2007, these securities had an amortized cost of $26.4 million and a market value of $26.4 million.

    The following table presents the amortized cost of the Bank's investment securities portfolio. The market value of the Bank's investment securities portfolio at March 31, 2007 was approximately $79.6 million. This table also includes interest-bearing deposits and cash equivalents.

                                                      At March 31,
                                            --------------------------------
                                               2007       2006        2005
                                            ---------  ----------   --------
                                                      (In thousands)
Investment securities:
 U.S. Government:
  Available for sale.......................  $ 41,350   $ 45,925   $ 54,034
  Held to maturity.........................       370        370        370
                                             --------   --------   --------
                                               41,720     46,295     54,404
Mortgage-backed securities(1):
  Available for sale.......................    26,220     23,559     18,353
  Held to maturity.........................       148        482        885
                                             --------   --------   --------
                                               26,368     24,041     19,238
  Other securities(2):
  Available for sale.......................     6,325      8,836     12,762
  Held to maturity.........................        --         --         --
                                             --------   --------   --------
                                                6,325      8,836     12,762
                                             --------   --------   --------
  Total investments........................    74,413     79,172     86,404

Interest-bearing deposits and cash
 equivalents...............................    46,212     33,630     27,158
                                             --------   --------   --------
                                             $120,625   $112,802   $113,562
                                             ========   ========   ========
--------
(1) Consists of mortgage-backed securities and collateralized mortgage obligations ("CMOs").
(2) Consists of corporate debt securities, marketable equity securities and mutual funds.

     At March 31, 2007, 2006 and 2005 the Bank did not have any investment securities (exclusive of obligations of the U.S. government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.


    The following table sets forth the scheduled maturities, amortized cost, market values and average yields for the Bank's investment securities at March 31, 2007.

                                                         At March 31, 2007*
                      ------------------------------------------------------------------------------------
                          1 Year        More than       More than       More than           Total
                          or Less     1 to 5 Years    5 to 10 Years     10 Years     Investment Securities
                      -------------   -------------   -------------   -------------  ---------------------
                      Amor-   Aver-   Amor-   Aver-   Amor-   Aver-   Amor-   Aver-  Amor-           Aver-
                      tized    age    tized    age    tized    age    tized    age   tized   Market  age
                      Cost    Yield   Cost    Yield   Cost    Yield   Cost    Yield  Cost    Value   Yield
                      -----   -----   -----   -----   -----   -----   -----   -----  -----   -----   -----
                                                          (Dollars in thousands)
U.S. government,
agency securities,
state and political
subdivisions:
 Available for
  sale.............. $22,868  4.45% $11,294   2.85% $ 5,601   3.91% $ 1,587   5.49% $41,350  $41,108   3.98%
 Held to
  maturity..........      --    --      370   4.30       --     --       --     --      370      372   4.30
                     ------- -----  -------  -----  -------  -----  -------  -----   ------   ------  -----
                      22,868  4.45   11,664   2.90    5,601   3.91    1,587   5.49   41,720   41,480   3.98
Mortgage-backed
securities:
 Available for
  sale..............      --    --       --     --    5,262   4.61   20,958   4.66   26,220   26,233   4.65
 Held to
  maturity..........       4  7.50      118   6.41       16  10.31       10  10.55      148      157   7.15
                     ------- -----  -------  -----  -------  -----  -------  -----   ------   ------  -----
                           4  7.50      118   6.41    5,278   4.62   20,968   4.66   26,368   26,390   4.66
Other:
 Available for
  sale..............   6,325  7.44       --     --       --     --       --     --    6,325   11,757   7.44
 Held to
  maturity..........      --    --       --      -       --     --       --     --       --        -     --
                     ------- -----  -------  -----  -------  -----  -------  -----   ------   ------  -----
                       6,325  7.44       --     --       --     --       --     --    6,325   11,757   7.44
    Total........... $29,197  5.10  $11,782   2.93  $10,879   4.25  $22,555   4.72   74,413   79,627   4.52
                     =======        =======         =======         =======          ======   ======

----------
* At March 31, 2007, yields on the Bank's tax-exempt obligations had not been computed on a tax equivalent basis.

Real Estate Development Subsidiary
----------------------------------

    Westward Financial Services, Inc ("Westward"), a land development company, is a wholly owned subsidiary of the Bank. Westward has been in the real estate development business since the 1970s, primarily focused on residential land development. Westward completed a 110 lot residential development in north Bellingham ("Stoneybrook"), in fiscal 2006. Income attributable to Westward totaled $45,932, $364,668 and $491,143 for fiscal years 2007, 2006 and 2005, respectively. The majority of the lot sales for the "Stoneybrook" development occurred prior to fiscal 2007, which accounts for the differing income amounts in these periods.

    In October 2004, Westward entered into a real estate development joint venture in Greenbriar Northwest LLC ("GBNW"), an established residential land development company headquartered in Bellingham,Washington (50% owned by Westward and 50% by Greenbriar Construction, a Bellingham based real estate
development company).   This joint venture involves approximately 85 acres of
land in south Bellingham, and current plans include developing the property into 739 residential units, in a new neighborhood to be known as "Fairhaven
Highlands."   The investment in real estate is recorded as an asset on the
Corporation's balance sheet, and the related debt is recorded as a liability. At March 31, 2007, the real estate joint venture has a carrying amount of approximately $17.2 million, with a related borrowing of approximately $20.2 million. One-half of the borrowing expense related to the joint venture is recognized as an expense on the Corporation's financial statements as incurred, with the remainder being capitalized. The Corporation is presently not recognizing any income related to this joint venture, as it is in the early stages of development. For additional details on this joint venture,
please see Note 1   Nature of Operations and Summary of Significant Accounting
Policies, of the Notes to the Consolidated Financial Statements contained in
Item 8 of this Form 10-K.

Bank Owned Life Insurance
-------------------------

    At March 31, 2007, the Bank held $19.4 million in bank owned life insurance ("BOLI"), compared to $13.7 million at March 31, 2006. These policies are with Northwestern Mutual Life, Mass Mutual and New York Life, three of the highest rated BOLI providers. All three of these firms continue to receive high ratings from AM Best, Fitch, Standard & Poors and Moodys.

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

    The following table sets forth certain information concerning the deposits at the Bank.

                                        Year Ended March 31,
                       -----------------------------------------------------
                             2007               2006              2005
                       ----------------- ----------------- -----------------
                                Weighted          Weighted          Weighted
                       Average  Average  Average  Average  Average  Average
      Type             Balance    Rate   Balance    Rate   Balance    Rate
------------------     -------    ----   -------    ----   -------    ----
                                       (Dollars in thousands)

Savings.............  $ 24,029    0.69%  $ 35,275   0.54% $  40,956   0.53%
Checking............   156,200    0.33    147,523   0.29    131,440   0.33
Money Market........   173,483    3.64    143,434   2.41    134,144   1.26
Time Deposits.......   551,671    4.60    458,017   3.50    383,161   2.86
                      --------    ----   --------  ------  --------   -----
  Total.............  $905,383    3.56%  $784,249   2.55%  $689,701   1.92%
                      ========    ====   ========  ======  ========   =====

    The following table indicates the amount of the Bank's deposits by time remaining until maturity as of March 31, 2007 of $100,000 or more.

                                               Certificates
                    Maturity Period             of Deposit
              --------------------------      --------------
                                              (In thousands)

              Three months or less...........    $   56,201
              Over three through six months..        94,327
              Over six through twelve months.       123,226
              Over twelve months.............        48,982
                                                 ----------
               Total.........................    $  322,736
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

    Brokered Deposits. The Bank also utilizes brokered deposits as a supplemental source of funding, when appropriate. During fiscal 2007, the Bank increased its balances in brokered deposits from $52.9 million at March 31, 2006 to $79.4 million at March 31, 2007. The rates paid on these deposits are comparable to the rates on similar term from the Bank's alternative sources of funding (such as wholesale borrowings, discussed below). The Bank intends to continue utilizing brokered deposits to support its funding needs, when appropriate.

    Borrowings. In December 1998, the Bank joined the FHLB of Seattle which provides it with access to a variety of wholesale funding options. In addition, the Bank's securities portfolio provides additional borrowing capacity in the reverse repurchase markets. The Bank also has other borrowed funds in the form of retail repurchase agreements. These agreements are collateralized by securities held by a safekeeping agent not under control of the Bank. These funds are considered overnight borrowings and bear interest at rates that fluctuate daily based on current market rates. At March
31, 2007, the Bank had $159.0 million in borrowings, compared to $159.8 million at March 31, 2006. Access to these wholesale borrowings allows management to meet cyclical funding needs, and assists in interest rate risk management efforts.

    The following table sets forth information regarding FHLB of Seattle advances to the Bank at the end of and during the periods indicated. The table includes both long- and short-term borrowings.

                                                   Year Ended March 31,
                                             ------------------------------
                                                2007       2006      2005
                                             ----------  --------  --------
                                                  (Dollars in thousands)

Maximum amount of borrowings outstanding
 at any month end..........................   $195,000   $149,000   $129,500

Approximate average borrowings
 outstanding...............................    165,237    134,070     89,920

Approximate weighted average rate paid on
 borrowings................................      4.74%      3.68%      3.26%

Balance outstanding at end of period.......   $143,500   $149,000   $129,000

Weighted average rate paid on borrowings...      5.03%      4.39%      3.28%

    The Bank also has other borrowed funds in the form of retail repurchase agreements. These agreements are collateralized by securities held by a safekeeping agent not under control of the Bank. These advances are considered overnight borrowings bearing interest rates that fluctuate daily based on current market rates. The Bank had $14.4 million and $10.8 million in retail repurchase agreements outstanding as of March 31, 2007 and 2006, respectively.

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

Personnel
---------

    At March 31, 2007, Horizon Bank employed 253 full-time and 35 part-time employees. Horizon Bank employees are not represented by any collective bargaining agreement. Management of Horizon Bank considers its relations with its employees to be good.

    Executive Officers of the Registrant

    The executive officers of the Corporation and the Bank are as follows:

                         Age at
Name                 March 31, 2007                Position
----------------     --------------   -------------------------------------

V. Lawrence Evans          60         Chairman of the Board, Chief Executive
                                      Officer and President of the
                                      Corporation; and Chairman of the Board
                                      and Chief Executive Officer of the Bank

Dennis C. Joines           57         President, Chief Operating Officer and
                                      Director of the Bank; Executive Vice
                                      President and Director of the
                                      Corporation

Richard P. Jacobson        44         Vice President and Secretary of the
                                      Corporation and Executive Vice President and Secretary of the Bank

                      (table continued on following page)

                         Age at
Name                 March 31, 2007                Position
----------------     --------------   -------------------------------------

Steve L. Hoekstra          56         Executive Vice President of the Bank

Kelli J. Holz              38         Vice President of the Corporation and
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

    KELLI J. HOLZ, CPA, joined the Bank in 1988. From 1991 to 1998 she was the Manager of the Internal Audit Department. In March 1998, she was appointed Vice President. In March 2007, she was appointed Senior Vice President of the Bank and is currently the Controller of the Bank.

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

    Federal Deposit Insurance Corporation. The Bank's deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged effective March 31, 2006. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the fund. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

    The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005, which was enacted in 2006 ("Reform Act"). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution's assessment rate depends upon the category to which it is assigned. Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC's analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

    The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. The Bank's one-time credit is expected to be approximately $650,000. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

    In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the calendar year ending March 31, 2007 averaged 1.22 basis points of assessable deposits.

    The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

    The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

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

    At March 31, 2007, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

    Capital Requirements. FDIC regulations recognize two types, or tiers, of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common shareholders' equity and non-cumulative perpetual preferred stock, less most intangible assets. Tier 2 capital, includes Tier 1 capital, and such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50% of Tier 1 capital.

    The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At March 31, 2007, the Bank had Tier 1
leverage capital of 9.6%.   Horizon Bank has not been notified by the FDIC of
any higher capital requirements specifically applicable to it.   The FDIC
retains the right to require an institution to maintain a higher capital level based on the institution's particular risk profile.

    FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. At March 31, 2007, the Bank determined that its total risk-based ratio was 12.0% and its Tier 1 risk-based capital ratio was 10.5%.

    The Washington State Department of Financial Institutions requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At March 31, 2007, Horizon Bank had a net worth of 9.7% of total assets.

    Horizon Bank's management believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements. For additional information concerning the Bank's capital, see Note 12 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

    As the primary regulator of the Bank, the FDIC has outlined the requirements for compliance with FDICIA, but does not provide specific guidance on the internal control structure, documentation, or procedures to test the Bank's effectiveness. It is up to each bank to establish, document and design procedures to evaluate and test the internal control structure over financial reporting and compliance with designated laws and regulations that minimally include loans to insiders and dividend restrictions.

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

    Federal Home Loan Bank System. The FHLB of Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, the Bank is required to purchase and hold stock in the FHLB of Seattle, based on formulas established by the FHLB. As of March 31, 2007, Horizon Bank held stock in the FHLB of Seattle in the amount of $7.2 million. See "Business
-- Savings Activities and Other Sources of Funds -- Borrowings."

    Federal Reserve System. The Federal Reserve Board requires, under Regulation D, that all depository institutions, maintain reserves on transaction accounts and nonpersonal time deposits. These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a savings bank. Under Regulation D, a bank must establish reserves equal to 3% of the first $47.6 million of transaction accounts, of which the first $7.0 million is exempt, and 10% of the remainder. Currently, there is no reserve requirement on nonpersonal time deposits with original maturities of less than 1.5 years. As of March 31, 2007, the Bank was in compliance with the Federal Reserve Bank's reserve requirements.

    Privacy Standards. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA"), which was enacted in 1999, modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. The Bank is subject to FDIC regulations implementing the privacy protection provisions of the GLBA. These regulations require the Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," to customers at the time of establishing the customer relationship and annually thereafter.

    Anti-Money Laundering and Customer Identification. Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") on October 26, 2001 in response to the terrorist events of September 11, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. In March 2006, Congress re-enacted certain expiring provisions of the USA Patriot Act.

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

    Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for banks. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. The Corporation's total risk based capital must equal 8% of risk-weighted assets and one- half of the 8%, or 4%, must consist of Tier 1 (core) capital. At March 31, 2007, the Corporation's capital position was in excess of these requirements with total risk based capital of 12.0% of risk-weighted assets and Tier 1 (core) capital of 10.6% of risk-weighted assets.

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

Taxation
--------

    Federal Taxation.

    General. The Corporation and the Bank report their consolidated income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Corporation. Reference is made to Note 10 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K for additional information concerning the income taxes payable by the Bank.

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

Our Loan Portfolio Contains a Large Percentage of Construction and Land Development Loans, Commercial Real Estate Loans and Commercial Business Loans Which Involves a Higher Risk of Loss than Other Types of Lending.

    We have had a significant increase in our commercial real estate and construction and land development lending since March 31, 2003. Commercial and multi-family real estate, construction and land development and commercial business loans may expose a lender to greater risk of loss than loans secured by residential real estate and consumer loans because the type of collateral securing these loans and the large dollar value typically involved. These loans also have greater credit risk than residential real estate for the following reasons and the reasons discussed under "Item 1. Business-Lending Activities."

    * Commercial and Multi-family Mortgage Loans. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service.

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

Housing Market Slowdown and the Effects of the Sub-Prime Market.

    The potential impacts of sub-prime loans originated by others in the Bank's markets in recent years could adversely impact the Bank's performance. These sub-prime loans are cited as contributing to the slowdowns in the housing markets across the country. As homeowner's face significant increases in their housing payments when these sub-prime loans reset, this will likely have an adverse affect on the economy with an increasing supply of housing units on the market. It is predicted that these adverse impacts will result in increased numbers of houses listed for sale (for those facing unaffordable increases in their monthly housing payments) and it will also likely increase the number of foreclosures on residential units. This sub-prime impact is in its early stages and a significant amount of uncertainty remains (and will likely remain for some time until the actual impacts can be better quantified).

If Our Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

    We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance. Material additions to the allowance could materially decrease our net income. Our allowance for loan losses was 1.51% of net loans at March 31, 2007.

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

The Level Of Our Commercial Real Estate Loan Portfolio May Subject Us To Additional Regulatory Scrutiny.

    The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, have recently promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Management should also employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with the guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance which could result in additional costs to us.

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

                                            Net Book
                                  Year     Value as of     Square    Leased/
                                 Opened   March 31, 2007    Feet     Owned
                                 ------   --------------   ------    -------
                                          (In thousands)

Bellingham Main Office and
 Whatcom Mortgage Center.......   1971        $2,103       19,179     Owned
 1500 Cornwall Avenue
 Bellingham, WA 98225

Bellingham/Meridian............   1987           737        4,650     Owned
 4110 Meridian Street
 Bellingham, WA 98226

Ferndale Office................   1976           240        3,692     Owned
 Third and Main
 Ferndale, WA 98248

Lynden Office..................   1981           580        3,702     Owned
 Third and Grover Streets
 Lynden, WA 98264

Blaine Office..................   1976           581        3,610     Owned
 Fourth & "H" Streets
 Blaine, WA 98230

Mount Vernon Office............   1976           199        3,275     Owned
 1503 Riverside Dr.
 Mount Vernon, WA 98273

                        (table continued on the following page)

                                             Net Book
                                  Year     Value as of     Square    Leased/
                                 Opened   March 31, 2007    Feet     Owned
                                 ------   --------------   ------    -------
                                          (In thousands)

Anacortes Office................. 1987        $  667        3,650     Owned
 1218 Commercial Avenue
 Anacortes, WA 98221

Snohomish Office................. 1987           151        1,388     Owned
 620 2nd Street
 Snohomish, WA 98290

Puyallup Office, Pierce
 Mortgage Center(4).............. 2007           171        3,402    Leased
 413 29th Street NE Street
 Puyallup, WA 98372

Burlington Office, Skagit
 Commercial Center and Skagit
 Mortgage Center................. 1994         1,101        3,980    Owned
 1020 S. Burlington Blvd
 Burlington, WA  98232

Edmonds Office................... 1994         1,934       15,265    Owned
 130 Fifth Avenue South
 Edmonds, WA  98020

Murphy's Corner Office........... 2000         1,573        3,720    Owned
 12830 Bothell Everett Hwy.
 Everett, WA 98208

Barkley Office................... 1999         2,800       14,691    Owned
 2122 Barkley Blvd.
 Bellingham, WA 98228

Holly Street Office.............. 1999           359        4,000    Owned
 211 E. Holly Street
 Bellingham, WA 98227

Alabama Office................... 1999           700        4,500    Owned
 802 Alabama Street
 Bellingham, WA 98228

Marysville Office (1)............ 2004         2,203        4,126    Owned
 3617 88th St NE
 Marysville, WA 98270

Lynnwood Office.................. 2003         2,183        4,230    Owned
 19405 44th Avenue W.
 Lynnwood, WA 98036

Lakewood Office, Pierce Commercial
 Center and Pierce Mortgage
 Center (2)...................... 2005         2,109        4,773    Owned
 10318 Gravelly Lake Dr. SW
 Lakewood, WA 98499

                         (table continued on following page)

                                             Net Book
                                  Year     Value as of     Square    Leased/
                                 Opened   March 31, 2007    Feet     Owned
                                 ------   --------------   ------    -------
                                          (In thousands)
Everett Office, Snohomish
 Commercial Center and Snohomish
 Mortgage Center (3)............  2006        $  6,655     16,000     Owned
 9929 Evergreen Way
 Everett, WA 98204

Whatcom Commercial Center.......  2003             302      5,200     Leased
 2211 Rimland Drive, Suite 230
 Bellingham, WA 98226
__________
(1) Opened in November 2004.
(2) Opened in April 2005.
(3) Opened in June 2006.
(4) Opened in June 2007.

    At March 31, 2007, the aggregate book value of the Corporation's premises and equipment was $27.6 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
    Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
---------------------------------------------------------------------------

    Horizon Financial's common stock is traded on The NASDAQ Exchange under the symbol HRZB. The common stock began trading on the NASDAQ Exchange at the time of Horizon Bank's conversion to stock form in August 1986. The following table presents the high and low sales prices as reported by the NASDAQ Exchange and dividends paid for the last two fiscal years. All share prices shown below are adjusted for the 5-for-4 stock split, paid in the form of a stock dividend in October 2006. The Corporation has approximately 4,500 stockholders.

     2007 Fiscal Year
     Quarter                High         Low         Dividend
     ------------------    ------      -------       --------

     Fourth                $25.00      $20.47         $0.125
     Third                  25.90       22.24          0.125
     Second                 25.84       19.46          0.125
     First                  21.94       16.25          0.120

     2006 Fiscal Year
     Quarter                High         Low         Dividend
     ------------------    ------      -------       --------

     Fourth                $21.08      $16.98         $0.116
     Third                  18.74       15.08          0.116
     Second                 18.16       16.06          0.112
     First                  18.00       14.14          0.112

Dividend Policy
---------------

    Horizon Financial historically has paid cash dividends on its common stock. The Corporation must adhere to certain regulatory requirements governing the distribution of dividends, and there can be no assurance that the Corporation will continue to declare cash dividends in the future.

Stock Repurchases
-----------------

    The Corporation has conducted various stock buy-back programs since August 1996. In March 2006, the Board of Directors approved a stock repurchase program that continued through the 2007 fiscal year, allowing the Corporation to repurchase up to 5% of total shares outstanding, or approximately 625,000 shares, adjusted for the 5-for-4 stock split paid in the form of a 25% stock dividend in October 2006. This marked the Corporation's seventh stock repurchase program. During the year ended March 31, 2007, the Corporation repurchased 144,580 shares at an average price of $20.31. On March 27,2007, the Board of Directors authorized the repurchase of 600,000 shares, or approximately 5% of the Corporation's outstanding shares of common stock for a 12 month period.

    The following table sets forth the Corporation's repurchases of its outstanding common stock during the fourth quarter of the year ended March 31, 2007.

                               Issuer Purchases of Equity Securities
                     ---------------------------------------------------------
                                                                     (d)
                                                                   Maximum
                                                     (c)          Number (or
                                                 Total Number    Approximate
                                                   of Shares     Dollar Value)
                                                  (or Units)    of Shares (or
                         (a)                     Purchased as  Units) that May
                       Total           (b)          Part of        Yet to Be
                      Number of      Average       Publicly       Purchased
                      Shares (or    Price Paid    Announced       Under the
                        Units)      per Share      Plans or        Plans or
   Period             Purchased      (or Unit)     Programs        Programs
------------------   -----------    ----------   ------------   --------------

January 1, 2007 -
 January 31, 2007...     5,000        23.232       129,080(1)       495,920
February 1, 2007 -
 February 28, 2007..     8,500        23.928       137,580(1)       487,420
March 1, 2007 -
 March 31, 2007.....     7,000        21.958       144,580(1)       480,420
                      --------      --------      -----------      -----------
Total...............    20,500        23.086       144,580(1)       600,000(2)
                      ========      ========      ===========      ===========

---------
(1) Reflects purchases made under the repurchase plan authorized by the Board of Directors in March 2006. This program expired on March 31, 2007
(2) Reflects new repurchase plan authorized by the Board of Directors in March 2007.

Equity Compensation Plan Information

    The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

    Performance Graph. The following graph compares the cumulative total shareholder return on the Corporation's Common Stock with the cumulative total return on the NASDAQ Index and the SNL Western Bank Index which encompasses ten western states. Total return assumes reinvestment of all dividends.




                        [PERFORMANCE GRAPH APPEARS HERE]





                                          Period Ending
                  ------------------------------------------------------------
Index*            03/31/02   03/31/03  03/31/04  03/31/05  03/31/06  03/31/07
----------------  ----------  --------  --------  --------  --------  --------
Horizon Financial
 Corp.              100.00     153.01    194.10    203.19    284.09    313.45
NASDAQ - Composite  100.00      72.68    108.07    108.34    126.79    131.23
SNL Western Bank
 Index              100.00      94.47    129.32    141.60    159.89    170.18


*Source: SNL Financial LC, Charlottesville, VA Used with permission. All rights reserved.

Item 6.  Selected Financial Data
--------------------------------

    The following table sets forth certain information concerning the financial position of the Corporation at and for the dates indicated.

                                             At March 31,
                        ------------------------------------------------------
                         2007        2006        2005        2004       2003
                        -------    --------    ---------  --------   ---------
                                            (In thousands)
Financial Condition Data:
------------------------

Total Assets.........$1,270,327   $1,116,728   $997,570   $858,876   $819,872
Loans Receivable,
 net................. 1,054,870      918,510    804,981    658,226    582,269
Cash and Investment
 Securities..........   133,075      125,216    125,966    161,071    197,296
Deposits.............   975,295      834,299    746,849    670,259    646,722
Borrowings...........   158,958      159,837    135,787     67,469     53,763
Stockholders'
 Equity..............   123,855      113,323    107,024    109,307    106,244

                                          Year Ended March 31,
                        ------------------------------------------------------
                         2007        2006        2005        2004       2003
                        -------    --------    ---------  --------   ---------
                                            (In thousands)
Operating Data:
---------------

Interest Income......   $92,600      $69,388    $52,182    $48,979    $50,698
Interest Expense.....   (40,133)     (24,896)   (16,144)   (15,509)   (19,461)
                        -------      -------    -------    -------    -------
Net Interest
 Income..............    52,467       44,492     36,038     33,470     31,237
Provision for
 Loan Losses.........    (1,850)      (2,575)    (1,700)    (1,915)    (2,740)
Noninterest
 Income..............     5,838        5,411      5,713      7,415      6,907
Noninterest
 Expense.............   (27,861)     (24,770)   (21,619)   (19,772)   (17,314)
Income before
 Provision for
 Income Taxes........    28,594       22,558     18,432     19,198     18,090
Provision for
 Income Tax..........    (9,566)      (6,903)    (5,369)    (6,332)    (5,950)
                        -------      -------    -------    -------    -------
Net Income              $19,028      $15,655    $13,063    $12,866    $12,140
                        =======      =======    =======    =======    =======
Per Common Share:(1)
 Fully-diluted
  earnings...........     $1.53        $1.25      $1.01      $0.96      $0.90
 Dividends...........     0.495        0.456      0.424      0.392      0.360
 Book Value..........     10.11         9.16       8.53       8.40       8.03
 Weighted average
  shares
  outstanding........12,409,092   12,542,845 12,952,542 13,357,556 13,581,212
_________
(1) Restated for 25% stock split effective July 23, 2002 and 5-for-4 stock split paid in the form of a 25% stock dividend effective October 23, 2006.
                                         36

Key Operating Ratios:
---------------------

    The table below sets forth certain performance ratios of the Corporation for the periods indicated. These ratios are calculated based on month end balances.

                                                         At and for the
                                                       Year Ended March 31,
                                                     ------------------------
                                                      2007     2006     2005
                                                     ------   ------   ------
Return on average assets (net income divided
 by average total assets)...........................  1.57%   1.48%    1.43%

Return on average equity (net income divided
 by average equity)................................. 16.11   14.32    12.11

Dividend payout ratio (dividends declared per share
 divided by fully-diluted earnings per share)....... 32.35   36.54    42.06

Equity to assets ratio (average equity divided by
 average total assets)..............................  9.74   10.35    11.84

Interest rate spread (difference between average
 yield on interest-earning assets and average cost
 of interest bearing liabilities)...................  4.60    4.54     4.21

Net yield on earning assets (net interest income
 as a percentage of average interest earning
 assets)............................................  4.73    4.66     4.34

Efficiency ratio (noninterest expense divided by
 the sum of net interest income and noninterest
 income) ........................................... 47.79   49.64    51.78

Non-performing loans ratio (non-performing loans
 divided by net loans)..............................  0.02%   0.13%    0.18%

Non-performing asset ratio (non-performing assets
 divided by total assets)...........................  0.07%   0.10%    0.15%

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

Forward Looking Statements
--------------------------

    Management's Discussion and Analysis of Financial Condition and Results of Operations and this Form 10-K contain certain forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Corporation. Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of the safe harbor with respect to all forward-looking statement in this Form 10-K. These forward-looking statements are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. The Corporation's ability to predict results of the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on the Corporation's operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

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

Operating Strategy
------------------

    The Corporation serves as a holding company for the Bank and other subsidiaries whereby it provides strategic oversight, management, access to capital and other resources and activities typically performed by bank holding companies. The operating strategy of the Corporation has been to expand and diversify its consolidated operations across a variety of companies and/or operating units that are engaged in complementary, but different, businesses and/or operating strategies. This diversification strategy is expected to continue as opportunities arise, although there are no specific acquisitions or new business formations planned at this time. The Bank currently has two offices in Pierce County (south of King County), with the remaining offices all located north of King County. Management has further indicated that the market areas just outside King County (including, but not necessarily limited to Snohomish, Pierce, Kitsap and Thurston counties) are logical areas for potential future expansion, as these markets have characteristics most similar to those in which the Bank has experienced previous success.

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

    The Corporation's profitability depends primarily on its net interest income, which is the difference between the income it receives on the Bank's loan and investment portfolio and the Bank's cost of funds, which consists of interest paid on deposits and borrowings. The Bank reviews its opportunities with respect to both assets and liabilities. In the past two fiscal years, for example, the Bank chose to concentrate its commercial lending efforts on growing its Prime based loan portfolio, at a time when many lenders were offering fixed rate real estate loans at sub-Prime rates. In this regard, the Bank's loan portfolio growth is heavily concentrated in the active real estate development and construction markets in the Puget Sound region. Through its excellent relationships with established real estate developers and builders, the Bank's experienced loan officers were successful at growing this portion of the Bank's portfolio, which is primarily Prime based business. This has been beneficial in recent years, with the Federal Reserve's Open Market Committee's
(FOMC) efforts to increase short terms interest rates, which have in turn increased the Prime lending rate. The results of this strategy are discussed in more detail in the section entitled "Comparison of Operating Results for
the Years Ended March 31, 2007 and March 31, 2006   Net Interest Income."  On
the liability side of the balance sheet, the impact of these increasing rates has also impacted the Bank's earnings. Management acknowledges that there is a lag effect in this regard, as the rates on the Bank's certificate of deposit liabilities do not adjust instantly, rather the impact occurs more gradually as the certificates of deposit mature and reprice in a higher rate environment.

    Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Corporation's profitability is also affected by the level of the Bank's other income and expenses. Other noninterest income includes income associated with the origination and sale of mortgage loans, loan servicing fees, deposit account related fees, and net gains and losses on sales of interest-earning assets. This portion of the Bank's income is heavily dependent on the Bank's success at originating and selling one-to-four family mortgage loans into the secondary market. In addition, the Bank's ability to generate fee income on its deposit accounts impacts this portion of the Bank's income stream. In fiscal 2006, the Bank introduced an Overdraft Protection service, which increased the deposit related fee income and is discussed in more detail in the section entitled "Comparison of Operating Results for the Years Ended March 31, 2007 and March 31, 2006."

    Other noninterest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. In fiscal 2006, the Bank began a Bank-wide efficiency initiative, soliciting input from all employees and implementing many of the suggestions it received. This is an ongoing process, as management continues to look for ways to improve efficiency. To encourage employees to participate in this initiative, the Bank includes a profitability component to the incentive portion of the employee's pay, and efficiency accounts for one-third of this profitability component. Also during fiscal 2006, the Bank formed a Core Data Processor task team, to analyze ways to best utilize its new data processing system. At the time of conversion in November 2004, the focus was appropriately placed on converting the data from the previous system. Subsequently, the focus shifted to ensuring that the Bank was taking advantage of the benefits offered by the new system, and this is a process that will continue in future years along with the efficiency initiative discussed above.

    Finally, the Corporation's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation, regulation, and monetary and fiscal policies.

Critical Accounting Estimate
----------------------------

    Management recognizes that loan losses occur over the life of a loan, and that the allowance for loan losses must be maintained at a level sufficient to absorb probable losses inherent in the loan portfolio. Management's determination of the allowance is based on a number of factors, including the level of non-performing loans, loan loss experience, credit concentrations, reviews of the quality of the loan portfolio, collateral values, historical industry loss experience, and uncertainties in economic conditions. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of actual loan charge-offs, net of recoveries.

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

    The Corporation has an active ongoing credit review function. The allowance for loan losses is maintained at a level sufficient to provide for estimated, probable loan losses based on evaluating known and inherent risks in the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, historical industry loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The reserve is based upon factors and trends identified by management at the time financial statements are prepared, but the ultimate recovery of loans is susceptible to future market factors beyond the Bank's control, which may result in losses or recoveries differing significantly from those provided for in the financial statements. The Bank maintains an allowance for credit losses sufficient to absorb losses inherent in the loan portfolio. The Bank has established a systematic methodology to ensure that the allowance is adequate, and continues to work on enhancing its methodologies in this regard.

    As required by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, each individual loan, previously classified by management, or newly classified during the quarterly review, is evaluated for loss potential, and a specific amount or percentage deemed to be at risk is added to the overall required reserve amount. For the remaining portion of the portfolio the Bank applies SFAS No. 5, Accounting for Contingencies. Reserve factors are applied to homogeneous loan pools which are consistent with the Bank's experience in that loan pool type or with industry guidelines if management believes such guidelines are more appropriate. The applied percentage is also influenced by other economic factors in the Bank's market area, the state's economy, and national economic factors that could influence the quality of the loan portfolio in general.

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

    Management reviewed and evaluated the loan portfolio and the adequacy of the allowance at March 31, 2007 and believes that the allowance at 1.51% of net loans, or $15.9 million is adequate yet not excessive for the risk inherent in the loan portfolio and the current economic environment. The allowance was 1.54% of net loans or $14.2 million at March 31, 2006. In fiscal 2007, the loan portfolio grew 14.8% to $1.1 billion at March 31, 2007 from $919.0 million at March 31, 2006. The loan portfolio has experienced substantial growth especially in construction and land development loans. At March 31, 2007, construction and land development loans totaled $405.3 million, an increase of $142.9 million from $262.4 million at March 31, 2006. The increase in the allowance is primarily attributable to the substantial growth in this higher risk portion of the loan portfolio. The Bank's Allowance for Loan and Lease Losses ("ALLL") analysis also considered the potential impacts of sub-prime loans originated by others in the Bank's markets in recent years. These loans are cited as contributing to the slowdowns in the housing markets across the country. As homeowner's face significant increases in their housing payments when these sub-prime loans reset, this will have potential adverse affects on the economy with an increasing supply of housing units on the market. It is predicted that these adverse impacts will result in increased numbers of houses listed for sale (for those facing unaffordable increases in their monthly housing payments) and it will also likely increase the number of foreclosures on residential units. This sub-prime impact is in its early stages and a significant amount of uncertainty remains (and will likely remain for some time until the actual impacts can be better quantified).

    Economic data from the Federal Reserve showed a slowdown in overall economic activity in recent quarters. Evidence of a slowing housing market exists in the Bank's primary markets as well (Whatcom, Skagit, Snohomish and Pierce Counties) with the housing inventories increasing from previous year levels in each market (based on number of months of housing inventories).

    In June 2006, The Federal Reserve's Open Market Committee raised its Fed Funds target to its current level of 5.25%. This was the latest increase in a 24 month tightening cycle, which began with a quarter point increase in June 2004 (to a level of 1.25% at that time). These increases have a lag effect, which are still filtering through the economy.

    The factors discussed above led management to increase the allowance to its current levels.

    The Bank recorded net charge-offs of $145,000, $158,000, $55,000, $300,000 and $121,000 during the years ended March 31, 2007, 2006, 2005, 2004 and 2003, respectively. Consumer loans (including home equity) totaled $49.6 million or 4.7% of the net loan portfolio at March 31, 2007. Visa card loans and unsecured consumer loans accounted for the majority of the Bank's charge-offs.

    The provision for loan losses has fluctuated depending on the growth and mix of the loan portfolio and the level of charge-offs. The provision for loan losses was $1.9 million, $2.6 million, $1.7 million, $1.9 million and $2.7 million for the fiscal years ended 2007, 2006, 2005, 2004 and 2003, respectively.

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

Comparison of Financial Condition at March 31, 2007 and March 31, 2006
----------------------------------------------------------------------

    Total consolidated assets for the Corporation as of March 31, 2007, were $1.3 billion, a 13.8% increase from the March 31, 2006 level of $1.1 billion. This increase in assets was primarily attributable to the growth in loans receivable to $1.1 billion at March 31, 2007 from $918.5 million at March 31, 2006. The growth in loans receivable was primarily attributable to a $142.9 million, or 54.5%, increase in construction and land development loans since March 31, 2006. The Bank continued its focus on expanding its relationships with established residential real estate developers and one-to-four family residential builders, which resulted in the continued growth in this component of loans receivable during the period. Also increasing during the period is the commercial loan category, as the Bank continues to focus on increasing its commercial lines of credit balances to diversify its loan portfolio and expand its relationships with businesses in its markets. Commercial real estate loans, primarily consisting of loans with initial fixed rate periods of three to five years, declined during the period as the Bank continued its trend away from the lower returns available in this segment in favor of the returns available in the construction and land development category. One-to-four family mortgage loans increased slightly during the period. The Bank continued its practice of selling most of its single-family fixed rate loan production into the secondary market. The Bank sold $83.0 million of real estate loans during fiscal year ended March 31, 2007, compared to $103.7 million during the fiscal year ended March 31, 2006, due to an overall decline in activity from the Bank's single family mortgage division.

    The following is an analysis of the loan portfolio by major type of loan at March 31, 2007 and 2006.

                                                        At March 31,
                                               -----------------------------
                                                  2007            2006
                                                --------         ------
                                                  (Dollars in thousands)
First mortgage loans:
 One-to-four family........................... $  149,885       $148,515
 One-to-four family construction..............     28,576         20,971
 Less participations sold.....................    (54,592)       (56,546)
                                               ----------       --------
    Subtotal..................................    123,869        112,940

 Construction and land
  development.................................    405,348        262,358
 Residential commercial
  real estate.................................     52,727         70,080
 Nonresidential commercial real
  estate......................................    292,212        314,299
 Commercial loans.............................    146,265        123,445
 Home equity secured..........................     45,307         44,001
 Other consumer loans.........................      5,031          5,571
                                               ----------       --------
   Subtotal...................................    946,890        819,754
                                               ----------       --------
   Total loans receivable.....................  1,070,759        932,694
                                               ----------       --------
Less:
 Allowance for loan losses....................    (15,889)       (14,184)
                                               ----------       --------
   Total loans receivable, net................ $1,054,870       $918,510
                                               ==========       ========

Net residential loans......................... $  122,839  12%  $111,967  12%
Net commercial loans..........................    143,604  13    121,117  13
Net commercial real estate loans (1)..........    738,861  70    636,657  70
Net consumer loans (2)........................     49,566   5     48,769   5
                                               ---------- ----  -------- ----
                                               $1,054,870 100%  $918,510 100%
                                               ========== ====  ======== ====
(1) Includes construction and development, multi-family and commercial real estate loans.
(2) Includes home equity and other consumer loans.

    As reflected in the table above, approximately 38% of our total loan portfolio consists of construction and land development loans and 33% are in commercial real estate loans. These types of lending afford the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family residential lending. These loans, however, also typically are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 80% and carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

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

    The following table is provided to show additional details on the Corporation's construction and land development loan portfolio:


                                   March 31, 2007          March 31, 2006
                               --------------------     ------------------
                                 Amount     Percent      Amount    Percent
                               ----------  --------     --------  --------
                                          (Dollars in thousands)
Speculative construction
 one-to-four family...........  $ 13,694      3.2%      $  8,675     3.1%

Custom construction
 one-four-family..............    14,882      3.4         12,296     4.3
                                --------    -----       --------   -----
 Total one-to-four family.....    28,576      6.6         20,971     7.4
Commercial speculative
 construction one-to-four
 family.......................   177,602     40.9         95,534    33.7
Commercial construction
 multi-family.................     6,986      1.6          6,927     2.4
Commercial construction
 nonresidential...............    84,417     19.5         56,328    19.9
Land development..............   136,343     31.4        103,569    36.6
                                --------    -----       --------   -----
 Total construction and land
  development.................   405,348     93.4        262,358    92.6
                                --------    -----       --------   -----
  Total construction loans....  $433,924    100.0%      $283,329   100.0%
                                ========    =====       ========   =====

    The tables below display the characteristics of the available for sale and held to maturity portfolios at March 31, 2007:

                                                    At March 31, 2007
                                          ------------------------------------
                                                       Unrealized
                                          Amortized       Gain/     Estimated
                                             Cost        (Loss)     Fair Value
                                          -----------  ----------- -----------
Available For Sale Securities
 State and political subdivisions
  and U.S. government agency
  securities............................    $41,350     $  (242)     $41,108
 Marketable equity securities...........        323       5,559        5,882
 Mutual funds...........................      5,000        (126)       4,874
 Corporate debt securities..............      1,002          (1)       1,001
 Mortgage-backed securities and CMOs....     26,220          13       26,233
                                            -------     -------      -------
  Total available-for-sale securities...     73,895       5,203       79,098
                                            -------     -------      -------
Held To Maturity Securities
 State and political subdivisions
  and U.S. government agency
  securities............................        370           2          372
 Mortgage-backed securities and CMOs....        148           9          157
                                            -------     -------      -------
  Total held to maturity securities.....        518          11          529
                                            -------     -------      -------
  Total securities......................    $74,413     $ 5,214      $79,627
                                            =======     =======      =======

                                          Maturity Schedule of Securities
                                                at March 31, 2007
                                  --------------------------------------------
                                    Available For Sale      Held To Maturity
                                  ---------------------  ---------------------
                                  Amortized  Estimated   Amortized  Estimated
                                     Cost    Fair Value     Cost    Fair Value
                                  ---------- ----------  ---------  ----------
                                                   (In thousands)
Maturities:
 Less than one year.............    $23,870    $23,780     $     4     $     4
 Over one year to five years....     11,294     11,157         488         491
 Over five to ten years.........     10,863     10,856          16          23
 Over ten years.................     22,545     22,549          10          11
                                    -------    -------     -------     -------
                                     68,572     68,342         518         529
                                    -------    -------     -------     -------
Mutual funds and marketable
 equity securities..............      5,323     10,756          --          --
                                    -------    -------     -------     -------
  Total investment securities...    $73,895    $79,098     $   518     $   529
                                    =======    =======     =======     =======

    Total liabilities also increased 14.3% to $1.1 billion at March 31, 2007, from $1.0 billion at March 31, 2006. This increase was the result, in large part, of growth in deposits, which increased 16.9% to $975.3 million at March 31, 2007 from $834.3 million at March 31, 2006. The following is an analysis of the deposit portfolio by major type of deposit at March 31, 2007 and 2006:

                                                       At March 31,
                                                   --------------------
                                                     2007         2006
                                                   --------    --------
                                                        (In thousands)
           Demand Deposits
            Savings............................... $ 21,628    $ 30,808
            Checking..............................   78,294      79,774
            Checking (noninterest-bearing)........   91,703      80,778
            Money Market..........................  187,912     156,867
                                                   --------    --------
                                                    379,537     348,227
                                                   --------    --------
           Time certificates of deposit
            Less than $100,000....................  273,022     246,136
            Greater than or equal to $100,000.....  322,736     239,936
                                                   --------    --------
                                                    595,758     486,072
                                                   --------    --------
            Total deposits........................ $975,295    $834,299
                                                   ========    ========

    Also included in the March 31, 2007 balance sheet is an investment in real estate for a joint venture and the corresponding borrowing. During the year ended March 31, 2005, the Bank's subsidiary (Westward Financial Services), as a 50% partner in the Greenbriar NW LLP (GBNW), purchased an 85 acre parcel of land in Bellingham, Washington for future residential development. GBNW intends to develop the property in future years, into a neighborhood
community to be known as Fairhaven Highlands.   The $17.2 million shown on the
Corporation's balance sheet as an asset at March 31, 2007 represents the current level of the investment in real estate joint ventures, including the Fairhaven Highlands joint venture. This amount also includes the remaining net investment in other residential development joint ventures. The $20.2 million shown in the liability section of the balance sheet represents the corresponding wholesale borrowing used to fund the investment in the Fairhaven Highlands joint venture, which includes costs that have been incurred and capitalized since the acquisition of the property. At this time, the partnership is in the process of meeting with the appropriate public and private entities, in its preliminary planning efforts relating to the future development of the property.

    Stockholders' equity at March 31, 2007 increased 9.3% to $123.9 million from $113.3 million at March 31, 2006. This increase was primarily attributable to the increase in net income to $19.0 million at March 31, 2007 from $15.7 million at March 31, 2006. This change includes the effects of the $6.1 million in dividends paid to stockholders and the Corporation's share repurchase program. The Corporation repurchased shares totaling $2.9 million during the year ended March 31, 2007 compared to $4.4 million for the year ended March 31, 2006. The Corporation remains strong in terms of its capital position, with a stockholder equity-to-assets ratio of 9.8% at March 31, 2007, compared to 10.2% at March 31, 2006.

Comparison of Operating Results for the Years Ended March 31, 2007 and March 31, 2006
----------------------------------------------------------------------------

    Net Interest Income. Net interest income in fiscal 2007 was $52.5 million, a 17.9% increase from $44.5 million in fiscal 2006. Total interest income increased 33.5% in fiscal 2007 to $92.6 million from $69.4 million in fiscal 2006.

    Interest income on loans in fiscal 2007 was $88.6 million, a 34.5% increase from $65.9 million in fiscal 2006. The increase in fiscal 2007 was as a result of a combination of factors, including: 1) the growth in loans receivable, as the Bank experienced significant loan growth during the year, increasing to $1.1 billion at March 31, 2007, compared to $918.5 million at March 31, 2006; and 2) an increasing Prime lending rate throughout the fiscal year. With a portfolio of Prime based loans in excess of $450 million throughout the year ($605.5 million at March 31, 2007) each quarter point increase in the Prime lending rate equated to an annualized increase in interest income on those types of loans of over $1.0 million. The Prime
lending rate   increased to 8.25% in June 2006, where it remained at March 31,
2007, compared to 7.75% at March 31, 2006.

    Also included in interest income for the year ended March 31, 2007 and 2006 were approximately $4.8 million and $3.5 million, respectively, of deferred fee income recognition. In fiscal 2007 and 2006, most of these fees were related to the Bank's commercial loan portfolio, that resulted in large part from the success in increasing the real estate development loan portfolio. These development loans typically are shorter term in nature, so the deferred fee recognition during the life of the loan is greater than what would be recognized for a comparable loan fee on a longer amortizing loan. The table below presents an analysis of deferred fee recognition for the past two fiscal years:

                                                    Year Ended March 31,
                                                   ----------------------
                                                      2007        2006
                                                   ---------    ---------
                                                       (In thousands)

    Commercial loan deferred fees.................  $  4,076     $  2,960
    One-to-four real estate mortgage loan
      deferred fees...............................       684          519
                                                    --------     --------
      Total.......................................  $  4,760     $  3,479
                                                    ========     ========

    Interest and dividends on investments and mortgage-backed securities was $4.0 million in fiscal 2007, a 13.6% increase from $3.5 million in fiscal 2006. Contributing to this increase was the restructuring of approximately $13.0 million of the investment securities portfolio during the quarter ended March 31, 2006. The proceeds from those lower-yielding securities were reinvested in highly rated, higher-yielding investments. Also contributing to the change in fiscal 2007 was a reduction in dividend income on the Bank's FHLB stock. At March 31, 2007, Horizon Bank held $7.2 million in FHLB of Seattle stock and received dividends in the amounts of $14,500 in fiscal 2007 compared to $29,500 in fiscal 2006. The FHLB of Seattle has been operating under a regulatory directive since May 2005. In December 2006, the FHLB of Seattle announced that quarterly cash dividends would resume with payment of a cash dividend in December 2006. On January 29, 2007, the FHLB of Seattle declared a similar dividend ($0.10 per share), payable in February 2007. Subsequently, on May 2, 2007, the FHLB announced a cash dividend of $0.15 per share, payable May 18, 2007. The Bank's stock ownership in the FHLB of Seattle is expected to remain stable, increasing only if necessary to support its borrowing needs. The FHLB of Seattle also revised its requirements related to borrowings outstanding and stock levels required to support borrowings, and, therefore, the Bank's existing level of FHLB stock will support a higher level of wholesale borrowings, decreasing the likelihood that the Bank will need to purchase additional stock to support its borrowing activities.

    Total interest expense in fiscal 2007 increased 61.2% to $40.1 million from $24.9 million in fiscal 2006. Interest on deposits increased significantly to $32.3 million in fiscal 2007 from $20.0 million in fiscal 2006. Also contributing to the increase was the increasing level of interest rates during the year which resulted in an increase in interest expense, including interest paid on the Bank's deposits. At March 31, 2007, approximately 61% of the Bank's deposits were in the form of certificates of deposit, including $79.4 million in brokered certificates of deposit. As such, an increasing interest rate environment affects the Bank's deposit interest expense more dramatically than if a larger portion of the Bank's funding were in the form of lower cost checking and liquid savings accounts. While management continues its efforts to decrease its reliance on certificates of deposit as a funding source, the competitive marketplace for core deposit dollars has resulted in only moderate success in this regard. During fiscal 2007, the Bank's increase in deposit interest expense lagged the increase in its interest income on loans (in dollar terms). This was the result, in large part, to the immediate impact to interest income from the Bank's Prime based loan portfolio (with each increase in the Prime lending rate), and the lagged effect of increased interest expense on certificates of deposit, since these certificate of deposit rate increases do not occur instantaneously, instead lagging until the maturity of the certificate of deposit. In addition, even if current market interest rates were not increasing, the Bank's interest on deposits would continue to increase, since the current prevailing market rates to attract deposits are higher than the rates being paid on its renewing deposits.

    Interest on borrowings increased to $7.9 million in fiscal 2007 from $4.9 million in fiscal 2006. The increase was a result of a higher level of average borrowings outstanding during the year ended March 31, 2007 of $166.3 million compared to $127.3 million during the year ended March 31, 2006 along with the increasing interest rate environment in fiscal 2007. The significant increase in fiscal 2007 was related to funding the Bank's loan growth during the year. The vast majority of this borrowing growth was in short term borrowings, consistent with the shorter term, Prime based loan growth the Bank experienced during the year. The Bank continues to utilize wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

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

                                                      Year Ended March 31,
                                                  ---------------------------
                                                    2007     2006       2005
                                                  --------  -------  --------
                                                    (Dollars in thousands)

       Allowance at beginning of period..........  $14,184  $11,767  $ 10,122
       Provision for loan losses.................    1,850    2,575     1,700
       Charge offs, net of recoveries............     (145)    (158)      (55)
                                                  --------  -------  --------
       Allowance at end of period................  $15,889  $14,184  $ 11,767
                                                  ========  =======  ========
       Allowance for loan losses as a percentage
        of net loans receivable at the end of
        the period...............................     1.51%    1.54%     1.46%

       Net charge-offs as a percentage of average
        loans outstanding during the period......     0.01%    0.02%     0.01%

       Allowance for loan losses as a percentage
        of nonperforming assets at the end
        of period................................  1670.06% 1221.35%  794.53%

    The provision for loan losses was $1.9 million for the year ended March 31, 2007 compared to $2.6 million for the year ended March 31, 2006. This change resulted from management's ongoing analysis of changes in loan portfolio composition by collateral categories, overall credit quality of the portfolio, peer group analysis, and current economic conditions. The allowance for loan losses was $15.9 million, or 1.51% of net loans receivable at March 31, 2007 compared to $14.2 million, or 1.54% of net loans receivable at March 31, 2006. The increased allowance level resulted from continued loan portfolio growth in the higher-risk lending categories of construction and land development, commercial real estate and commercial business loans during the period, which comprised $896.6 million, or 83.7% of total loans receivable at March 31, 2007, versus $770.2 million, or 82.6% at March 31, 2006.

    In addition, commercial and multi-family loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. The Corporation considers the allowance level to be appropriate, as a result of the changing portfolio mix and the current economic environment. While the Bank believes it has established its existing allowance for loan losses in accordance with generally accepted accounting principles, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase or decrease its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

    As of March 31, 2007, there were no loans in the loan portfolio over 90 days delinquent and five loans on non- accrual status. The Bank had one real estate owned at March 31, 2007. Total non-performing assets were $951,000, or 0.07% of total assets at March 31, 2007 compared to $1.2 million, or 0.10% of total assets at March 31, 2006.

                                                        At March 31,
                                                    --------------------
                                                     2007         2006
                                                    -------     --------
                                                    (Dollars in thousands)
        Non-Performing Assets
         Accruing loans-90 days past due..........   $   --     $     --
         Non-accrual loans........................      226        1,161
         Restructured loans.......................       --           --
                                                    -------     --------
          Total non-performing loans..............      226        1,161
          Total non-performing loans/net loans....     0.02%        0.13%
         Real estate owned........................      725           --
                                                    -------     --------
          Total non-performing assets.............      951        1,161
                                                    -------     --------
          Total non-performing assets/total
           assets.................................     0.07%        0.10%

    Noninterest Income. Noninterest income in fiscal 2007 increased to $5.8 million, from $5.4 million in fiscal 2006. Service fees increased 12.7% to $3.3 million in fiscal 2007 from $2.9 million in fiscal 2006. The primary reason for this increase was the implementation of our overdraft protection service during fiscal 2006, which, together with the increase in deposits, resulted in increased fee income.

    There was a net loss on sales of investment securities of $(10,000) in fiscal 2007 compared to a net loss of $(476,000) in fiscal 2006. The losses in fiscal 2007 were a result of management's decisions to replace certain investment securities during the year in its efforts to improve future returns. The losses in fiscal 2006 were a result of the restructuring of approximately $13.0 million of lower-yielding securities during the fourth quarter of fiscal 2006. The proceeds from these sales have since been reinvested in highly rated, higher-yielding investments. The securities sold were yielding approximately 170 basis points lower than the securities purchased, therefore the effect of this restructuring was to increase interest income from these securities by over $220,000 in fiscal 2007. Other noninterest income decreased slightly to $1.7 million for the year ended March 31, 2007 from $1.9 million for the year ending March 31, 2006.

    Noninterest Expense. Noninterest expense in fiscal 2007 increased to $27.9 million, a 12.5% increase from $24.8 million in fiscal 2006. Compensation and employee benefits increased 11.7% in fiscal 2007 to $16.3 million from $14.6 million in fiscal 2006. Building occupancy expense was $4.3 million in fiscal 2007, a 19.7% increase from $3.6 million in fiscal 2006. Increases in compensation and employee benefits and building and occupancy expenses resulted primarily from the opening of a full service retail office in Lakewood, Washington in fiscal 2006 and a full service regional facility in Everett, Washington in June 2006.

    Other noninterest expenses increased 13.4% to $5.6 million in fiscal 2007 from $5.0 million in fiscal 2006. The increase in fiscal 2007 was primarily attributable to additional transfer agent and investor relations expenses, and increased business & occupation tax as a result of the shifting loan portfolio from non-taxable mortgage loans to taxable commercial loans.

Comparison of Operating Results for the Years Ended March 31, 2006 and March 31, 2005
----------------------------------------------------------------------------

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

    Also included in interest income for the year ended March 31, 2006 and 2005 were approximately $3.5 million and $2.6 million, respectively, of deferred fee income recognition. In fiscal 2006 and 2005, most of these fees were related to the Bank's commercial loan portfolio, that resulted in large part to the success in increasing the real estate development loan portfolio. These development loans typically are shorter term in nature, so the deferred fee recognition during the life of the loan is greater than what would be recognized for a comparable loan fee on a longer amortizing loan. The table below presents an analysis of deferred fee recognition for the past two fiscal years:

                                                   Year Ended March 31,
                                                  ----------------------
                                                    2006         2005
                                                  ---------    ---------
                                                      (In thousands)

    Commercial loan deferred fees................  $  2,960     $  1,793
    One-to-four real estate mortgage loan
     deferred fees...............................       519          813
                                                   --------     --------
     Total.......................................  $  3,479     $  2,606
                                                   ========     ========

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

                                                     Year Ended March 31,
                                                    ----------------------
                                                     2006           2005
                                                    --------      --------
                                                    (Dollars in thousands)

       Allowance at beginning of period..........   $ 11,767      $ 10,122
       Provision for loan losses.................      2,575         1,700
       Charge offs, net of recoveries............       (158)          (55)
                                                    --------      --------
       Allowance at end of period................   $ 14,184      $ 11,767
                                                    ========      ========
       Allowance for loan losses as a percentage
        of net loans receivable at the end of
        the period...............................       1.54%         1.46%

       Net charge-offs as a percentage of average
        loans outstanding during the period......       0.02%         0.01%

       Allowance for loan losses as a percentage
        of nonperforming assets at the end
        of period................................    1221.35%       794.53%

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

                                                            At March 31,
                                                        --------------------
                                                          2006        2005
                                                        --------     -------
                                                       (Dollars in thousands)
       Non-Performing Assets
        Accruing loans-90 days past due................  $    --     $    --
        Non-accrual loans..............................    1,161       1,481
        Restructured loans ............................       --          --
                                                         -------     -------
         Total non-performing loans....................    1,161       1,481
         Total non-performing loans/net loans..........     0.13%       0.18%
        Real estate owned..............................       --          --
                                                         -------     -------
         Total non-performing assets...................    1,161       1,481
                                                         -------     -------
         Total non-performing assets/total assets......     0.10%       0.15%

    Noninterest Income. Noninterest income in fiscal 2006 decreased slightly to $5.4 million, from $5.7 million in fiscal 2005. Service fees increased 22.9% to $2.9 million in fiscal 2006 from $2.4 million in fiscal 2005. The primary reason for this increase was the implementation of our overdraft protection service during July 2005, which, together with the increase in deposits, resulted in increased fee income.

    There was a net loss on sales of investment securities of $(476,000) in fiscal 2006 compared to a net gain of $476,000 in fiscal 2005. The losses in fiscal 2006 were a result of the restructuring of approximately $13.0 million of lower-yielding securities during the fourth quarter of fiscal 2006. The proceeds from these sales have since been reinvested in highly rated, higher-yielding investments. The securities sold were yielding approximately 170 basis points lower than the securities purchased, therefore the effect of this restructuring is expected to increase interest income from these securities by over $220,000 in fiscal 2007. Other noninterest income was essentially unchanged for the periods ending March 31, 2006 and 2005.
Included in these numbers was the recognition of approximately $300,000 and $446,000, respectively, in profits on the real estate development project from a joint venture of the Bank's wholly owned subsidiary, Westward Financial Corp. As of March 31, 2006 all lot sales have been concluded for this project. As a result of the current status of the development of these lots, no sales activity is currently anticipated for fiscal 2007 from the Bank's real estate joint venture activities.

    Noninterest Expense. Noninterest expense in fiscal 2006 increased to $24.8 million, a 14.6% increase from $21.6 million in fiscal 2005. Compensation and employee benefits increased 15.7% in fiscal 2006 to $14.6 million from $12.6 million in fiscal 2005. Building occupancy expense was $3.6 million in fiscal 2006, a 20.5% increase from $3.0 million in fiscal
2005.   Increases in compensation and employee benefits and building and occupancy expenses resulted from the full year operating expenses for two full service retail offices in Marysville and Lakewood.

    Other noninterest expenses increased 12.3% to $5.0 million in fiscal 2006 from $4.4 million in fiscal 2005. The increase in fiscal 2006 was primarily attributable to increased expenses related to the Bank's charter conversion and increased Businees & Occupation tax attributable to the shifting loan portfolio from non-taxable mortgage loans to taxable commercial loans.

    Data processing expenses decreased in fiscal 2006 to $887,000 from $901,000 in fiscal 2005. Expenses for the year ended March 31, 2005 included one time conversion related costs related to the Bank's core processor conversion completed in November 2004.

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

                At March 31,                               Year Ended March 31,
               --------------- ----------------------------------------------------------------------------
                    2007                 2007                      2006                      2005
               --------------- ------------------------  ------------------------  ------------------------
                       Average                   Average                   Average                   Average
                        Yield/ Average           Yield/  Average           Yield/  Average           Yield/
               Balance   Cost  Balance  Interest  Cost   Balance  Interest  Cost   Balance  Interest  Cost
               -------  ------ -------  -------- ------  -------  -------- ------  -------  -------- ------
                                                 (Dollars in thousands)
Interest-earning
assets:
 Loans
 receivable
 (1).........$1,054,870 8.71% $1,017,460 $88,589  8.71%  $862,893  $65,857  7.63%   $718,918  $48,131  6.69%
Investment
 securities
 (2).........    65,861 4.13      64,805   2,678  4.13     70,621    2,556  3.62      89,052    3,227  3.62
Mortgage-backed
 securities..    26,381 4.91      27,150   1,333  4.91     21,573      975  4.52      22,751      824  3.62
              --------- ----   --------- ------- -----   --------  ------- -----    --------   ------  ----
  Total interest-
   earning
   assets.... 1,147,112 8.35   1,109,415  92,600  8.35    955,087   69,388  7.27     830,721   52,182  6.28

Interest-bearing
 liabilities:
 Deposits....   975,295 3.56     906,047  32,251  3.56    787,734   19,988  2.54     689,425   13,219  1.92
 Borrowings..   158,958 4.74     166,276   7,882  4.74    127,284    4,908  2.68      89,820    2,925  3.26
              --------- ----   --------- ------- -----   --------  ------- -----    --------   ------  ----
   Total interest-
    bearing
    liabili-
    ties..... 1,134,253 3.74   1,072,323  40,133  3.74    915,018   24,896  2.70     779,245   16,144  2.07
                                         -------                   -------           -------
Net interest
 income......                            $52,467                   $44,492           $36,038
                                         =======                   =======           =======
Interest rate
 spread......                              4.60%                     4.54%             4.21%
                                         =======                   =======           =======
Net interest
 margin......                              4.73%                     4.66%             4.34%
                                         =======                   =======           =======
Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities.                            103.46%                   104.38%           106.62%
                                         =======                   =======           =======


-------------
(1)    Average balances include nonaccrual loans, if any.  Interest income on nonaccrual loans has been included.
(2)    The yield on investment securities is calculated using historical cost basis.

                                                        53

Rate/Volume Analysis
---------------------

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


                                                                Year Ended March 31,
                                      ----------------------------------------------------------------------
                                                2007 vs. 2006                       2006 vs. 2005
                                      ----------------------------------   ---------------------------------
                                            Increase (Decrease)                  Increase (Decrease)
                                                  Due to                               Due to
                                      ----------------------------------   ---------------------------------
                                                        Rate/                                Rate/
                                      Volume    Rate    Volume    Total    Volume   Rate     Volume   Total
                                      -------  ------   -------  -------   ------  ------   -------  -------
                                                                     (In thousands)
Interest income:
 Interest and fees  on loans........ $11,797   $9,274   $1,661   $22,732   $9,615  $6,758   $1,353   $17,726
 Investment securities and other
  interest-bearing securities.......      (9)     490       (1)      480    (714)    235      (41)     (520)
                                     -------   ------   ------   -------   ------  ------   ------   -------
 Total interest-earning assets...... $11,788   $9,764   $1,660   $23,212   $8,901  $6,993   $1,312   $17,206
                                     =======   ======   ======   =======   ======  ======   ======   =======
Interest expense:
 Deposit accounts................... $ 3,002   $8,051   $1,209   $12,262   $1,887  $4,272   $  610   $ 6,769
 Borrowings.........................   1,209    1,417      349     2,975    1,219     539      225    1,983
                                     -------   ------   ------   -------   ------  ------   ------   -------
 Total interest-bearing
   liabilities...................... $ 4,211   $9,468   $1,558   $15,237   $3,106  $4,811   $  835   $ 8,752
                                     =======   ======   ======   =======   ======  ======   ======   =======



Liquidity and Capital Resources
-------------------------------

    The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At March 31, 2007, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $75.8 million.

    As of March 31, 2007, the total book value of investments and mortgage-backed securities was $74.4 million compared to a market value of $79.6 million with an unrealized gain of $5.2 million. As of March 31, 2006, the total book value of investments and mortgage-backed securities was $79.2 million compared to a market value of $84.4 million with an unrealized gain of $5.2 million. The Corporation foresees no factors that would impair its ability to hold debt securities to maturity.

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

    Stockholders' equity as of March 31, 2007 was $123.9 million, or 9.7% of assets, compared to $113.3 million, or 10.1% of assets at March 31, 2006. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well-capitalized. The Bank's total risk-adjusted capital ratio as of March 31, 2007 was 12.0%, compared to 12.6% as of March 31, 2006. These figures remain well above the well-capitalized minimum of 10% set by the FDIC.

    The Corporation has conducted various buy-back programs since August 1996. In March 2007, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2008 fiscal year, allowing the Corporation to repurchase up to 5% of total shares outstanding, or approximately 600,000 shares. This marked the Corporation's ninth stock repurchase plan. In fiscal 2007, under the previous plan, the Corporation repurchased 144,580 shares at an average price of $20.31. For additional information concerning the Corporation's repurchase activities during the fourth quarter of fiscal 2007, see Item 5 of this Form 10-K.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

    The Corporation continues to be exposed to interest rate risk. Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At March 31, 2007, the Corporation had no off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments.

    In fiscal 2007 and fiscal 2006, the Corporation continued to outsource its interest rate risk modeling to a third party provider that utilizes an IPS Sendero@ model. This model analyzes the Corporation's major balance sheet components, and attempts to estimate the changes to the Corporation's income statement and economic value of equity, under a variety of interest rate change scenarios. The figures contained in the table presented under Item 7A of this Form 10-K below, in the Quantitative Disclosures About Market Risk section, were derived from this model. While numerous assumptions go into this modeling, and undue reliance should not be placed on the specific results, management believes that this improved modeling will enhance its interest rate risk management efforts.

    Similar to the analysis performed one year ago, the current interest rate risk modeling continues to show the Bank's balance sheet as moderately asset sensitive over a 12-month time period. The Bank's continued focus on shorter term, variable rate assets has contributed to the Bank's performance in this regard. This strategy has allowed the Bank to utilize wholesale borrowing and brokered deposits as a supplemental source of funds to its retail and commercial deposit gathering efforts, without significantly impacting the Bank's interest rate risk profile. In addition, the Bank has been successful at increasing its demand deposit base in recent years, further enhancing the Bank's interest rate risk profile. Accordingly, the interest rate risk modeling performed each quarter during fiscal 2007 shows that the Bank continues to operate within the interest rate risk tolerance limits set by its Board of Directors.

    With the current level of interest rates at March 31, 2007 and the associated prepayment assumptions in the low-rate environment, interest rate risk modeling predicts moderate improvement in the Bank's performance in a moderately higher rate environment over a 12-month time period. However, as interest rates increase, prepayment assumptions can change significantly, therefore it would be inappropriate to assume that significantly higher rates would have a sustained positive effect on the Bank's and the Corporation's performance. Further, an increase in rates, without a corresponding increase in certain indices (such as Prime), would adversely affect the Corporation's performance.

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

Contractual Obligations
-----------------------

    In the normal course of business, the Corporation enters into contractual obligations that meet various business needs. These contractual obligations include time deposits to customers, borrowings from the FHLB of Seattle and lease obligations for facilities. See Notes 8, 9 and 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information. The following table summarizes the Corporation's long-term contractual obligations at March 31, 2007:

                              Less than  One to   Three to
                                 One      Three     Five
                                 Year     Years     Years  Thereafter  Total
                              ---------  -------- -------- ---------- --------
                                                 (In thousands)

Time deposits...............   $512,062   $56,545  $23,329  $3,822    $595,758
Long-term borrowings........    118,458    19,500   21,000      --     158,958
Operating lease
 obligations................        381       512      429     111       1,433
                              ---------   -------  -------  ------    --------
    Total...................   $630,901   $76,557  $44,758  $3,933    $756,149
                              =========   =======  =======  ======    ========

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

    Quantitative Disclosures About Market Risk. The table below represents the balances of the Bank's financial instruments at March 31, 2007. The expected maturity categories take into consideration projected prepayment rates as well as actual amortization of principal. In preparation of the table, numerous assumptions were made regarding prepayment rates and deposit account interest sensitivity.


                                             Over 1     Over 2      Over 3             Carrying     Fair
                          Average   Within   Year to    Years       Years      Beyond    Value      Value
                           Yield    1 year   2 Years  to 3 Years  to 5 Years   5 Years   Total      Total
                          -------  --------  -------- ----------  ----------  --------  --------  ---------
                                                        (Dollars in thousands)
Interest-Sensitive Assets:

Loans receivable.........  8.71%  $737,412  $160,106  $   69,094 $   41,117 $   47,141 $1,054,870 $1,049,670
Mortgage-backed
 securities..............  4.91%     7,492     4,992       3,208      3,545      7,144     26,381     26,390
Investments and other
 interest-earning
 assets..................  4.13%    48,641     6,760       2,467      1,880      6,113     65,861     65,861
Total Interest
 Sensitive Assets........  8.35%   793,545   171,858      74,769     46,542     60,398  1,147,112  1,141,921
Cumulative Totals........    --    793,545   965,403   1,040,172  1,086,714  1,147,112         --         --

Interest-Sensitive Liabilities:

Checking accounts........  0.58%     7,829    31,426      31,426     28,376     70,940    169,997    169,997
Money market
 ultimate accounts.......  3.64%   131,540    14,093      14,093      8,053     20,133    187,912    187,912
Savings accounts.........  0.69%     4,325     2,163       2,163      3,708      9,269     21,628     21,628
Certificates of deposit..  4.60%   551,495    29,434       7,868      6,925         36    595,758    590,370
Other borrowings(1)......  4.74%   114,128    20,583      22,082        722      1,443    158,958    158,252
Total Interest Sensitive
 Liabilities.............  3.74%   809,317    97,699      77,632     47,784    101,821  1,134,253  1,128,159
Cumulative Totals........    --    809,317   907,016     984,648  1,032,432  1,134,253         --         --

Off-Balance Sheet Items:

Commitments to
 extend credit...........  9.03%   241,858        --          --         --         --    241,858    241,858
Unused lines of credit...  8.75%   141,600        --          --         --         --    141,600    141,600
Credit card
 arrangements............ 12.86%    10,105        --          --         --         --     10,105     10,105
Stand by letters of
 credit..................    --      3,056        --          --         --         --      3,056      3,056
                                  --------  --------  ---------- ---------- ----------  --------- ----------
Total Off-Balance Sheet
 Items...................         $396,619  $     --  $       -- $       -- $       --  $ 396,619 $  396,619
                                  ========  ========  ========== ========== ==========  ========= ==========
---------
(1) Includes borrowing related to investment in real estate for a joint venture.



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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

(a)     (1)     Financial Statements.                                Page
                ---------------------                                ----

                Management's Annual Report on Internal
                  Control Over Financial Reporting                    59
                Report of Independent Registered Public
                  Accounting Firm                                     60
                Consolidated Statement of Financial Position
                  as of March 31, 2007 and 2006                       62
                Consolidated Statement of Income for the Years
                  Ended  March 31, 2007, 2006 and 2005                63
                Consolidated Statement of Stockholders' Equity
                  for the Years Ended March 31, 2007, 2006 and 2005   64
                Consolidated Statement of Cash Flows for the Years
                  Ended March 31, 2007, 2006 and 2005                 65
                Notes to Consolidated Financial Statements            66

Management's Annual Report on Internal Control Over Financial Reporting:
------------------------------------------------------------------------

   MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Horizon Financial Corp. and its subsidiaries ("the Company") is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2007. The Company's internal control over financial reporting is a process designed under the supervision of the Company's management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2007 based upon criteria in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, Management determined that the Company's internal control over financial reporting was effective as of March 31, 2007.

The Company's independent registered public accounting firm, Moss Adams LLP who audits the Company's consolidated financial statements, have issued an attestation report on Management's assessment and on the effectiveness of the Company's internal control over financial reporting. This report follows.

Dated June 13, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Horizon Financial Corp. and Subsidiary

We have audited the accompanying consolidated statement of financial position of Horizon Financial Corp. and Subsidiary (the "Company") as of March 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2007. We also have audited management's assessment included in the accompanying Management Report on Internal Control over Financial Reporting that Horizon Financial Corp. maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Horizon Financial Corp. and Subsidiary's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of Horizon Financial Corp. and Subsidiary's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Financial Corp. and Subsidiary as of March 31, 2007 and 2006, and the results of their operations and cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that Horizon Financial Corp. and Subsidiary maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, Horizon Financial Corp. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  /s/ MOSS ADAMS LLP

Everett, Washington
June 13, 2007

                                                       HORIZON FINANCIAL CORP.
                                  Consolidated Statement of Financial Position
                                                       March 31, 2007 and 2006
------------------------------------------------------------------------------

                                  ASSETS
                                                     Dollars in Thousands
                                                   -------------------------
                                                      2007           2006
                                                   ----------     ----------

  Cash and cash equivalents                        $   40,833     $   24,190
  Interest-bearing deposits                             5,379          9,439
  Investment securities
    Available-for-sale (amortized cost
      2007: $47,675; 2006: $54,761)                    52,865         60,137
    Held-to-maturity (estimated fair
      value 2007: $372; 2006: $374)                       370            370
  Mortgage-backed securities
    Available-for-sale (amortized
      cost 2007: $26,220; 2006: $23,559)               26,233         23,351
    Held-to-maturity (estimated fair
      value 2007: $157; 2006: $497)                       148            482
  Federal Home Loan Bank ("FHLB") Stock                 7,247          7,247
  Loans held for sale                                   4,493          5,252
  Loans receivable, net of allowance for
    loan losses of $15,889 in 2007 and
    $14,184 in 2006                                 1,054,870        918,510
  Investment in real estate in a joint venture         17,169         16,928
  Accrued interest and dividends receivable             6,626          5,185
  Premises and equipment, net                          27,631         26,317
  Net deferred income tax assets                        3,733          2,254
  Income tax currently receivable                        --              808
  Real estate owned                                       725           --

  Other assets                                         22,005         16,258
                                                   ----------     ----------
  TOTAL ASSETS                                     $1,270,327     $1,116,728
                                                   ==========     ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

  Deposits                                         $  975,295     $  834,299
  Accrued interest payable and other liabilities        9,508          6,919
  Other borrowed funds                                138,715        141,561
  Borrowing related to investment in real estate
    in a joint venture                                 20,243         18,276
  Advances by borrowers for taxes and insurance           454            467
  Income tax currently payable                            237           --
  Deferred compensation                                 2,020          1,883
                                                   ----------     ----------
        Total liabilities                           1,146,472      1,003,405
                                                   ----------     ----------
  COMMITMENTS AND CONTINGENCIES (Notes 14 & 17)

  STOCKHOLDERS' EQUITY
    Serial preferred stock, $1 par value,
      10,000,000 shares authorized; none issued
      or outstanding
    Common stock, $1 par value, 30,000,000 shares
      authorized; 12,254,476 and 9,898,168 issued
      and outstanding, respectively                    12,254          9,898
    Additional paid-in capital                         51,489         54,116
    Retained earnings                                  56,770         45,991
    Accumulated other comprehensive income              3,342          3,318
                                                   ----------     ----------
        Total stockholders' equity                    123,855        113,323
                                                   ----------     ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $1,270,327     $1,116,728
                                                   ==========     ==========

              See accompanying notes to these financial statements

                                                       HORIZON FINANCIAL CORP.
                                              Consolidated Statement of Income
                                    Years Ended March 31, 2007, 2006, and 2005
------------------------------------------------------------------------------

                                                  Dollars in Thousands
                                            ---------------------------------
                                                2007        2006       2005
                                            ---------   ---------   ---------
INTEREST INCOME
  Interest on loans                         $  88,589   $  65,857   $  48,131
  Investments and mortgage-backed securities
    Taxable interest                            3,492       3,136       3,598
    Nontaxable interest income                    293         196         149
    Dividends                                     226         199         304
                                            ---------   ---------   ---------
      Total interest income                    92,600      69,388      52,182
                                            ---------   ---------   ---------
INTEREST EXPENSE
  Interest on deposits                         32,251      19,988      13,219
  Interest on other borrowings                  7,882       4,908       2,925
                                            ---------   ---------   ---------
      Total interest expense                   40,133      24,896      16,144
                                            ---------   ---------   ---------
      Net interest income                      52,467      44,492      36,038

PROVISION FOR LOAN LOSSES                       1,850       2,575       1,700
                                            ---------   ---------   ---------
      Net interest income after provision
      for loan losses                          50,617      41,917      34,338
                                            ---------   ---------   ---------
NONINTEREST INCOME
  Service fees                                  3,274       2,905       2,364
  Net gain on sales of loans - servicing
    retained                                       23          55          66
  Net gain on sales of loans - servicing
    released                                      827       1,040         983
  Net gain (loss) on sale of investment
    securities                                    (10)       (476)        476
  Other                                         1,724       1,887       1,824
                                            ---------   ---------   ---------
      Total noninterest income                  5,838       5,411       5,713
                                            ---------   ---------   ---------
NONINTEREST EXPENSE
  Compensation and employee benefits           16,328      14,614      12,635
  Building occupancy                            4,280       3,575       2,967
  Data processing                                 862         887         901
  Advertising                                     751         720         688
  Other expenses                                5,640       4,974       4,428
                                            ---------   ---------   ---------
      Total noninterest expense                27,861      24,770      21,619
                                            ---------   ---------   ---------

INCOME BEFORE PROVISION FOR INCOME TAX         28,594      22,558      18,432

PROVISION FOR INCOME TAX
  Current                                      11,058       6,903       5,948
  Deferred                                     (1,492)       --          (579)
                                            ---------   ---------   ---------
      Total provision for income tax            9,566       6,903       5,369
                                            ---------   ---------   ---------
NET INCOME                                  $  19,028   $  15,655   $  13,063
                                            =========   =========   =========

BASIC EARNINGS PER SHARE                       $1.55       $1.26*      $1.02*
                                               =====       =====       =====
DILUTED EARNINGS PER SHARE                     $1.53       $1.25*      $1.01*
                                               =====       =====       =====
*restated for the 5 for 4 stock split in the form of a 25% stock dividend distributed on October 23, 2006.

              See accompanying notes to these financial statements

                                                                                     HORIZON FINANCIAL CORP.
                                                              Consolidated Statement of Stockholders' Equity
                                                                  Years Ended March 31, 2007, 2006, and 2005
------------------------------------------------------------------------------------------------------------

                                                                        Dollars in Thousands
                                                            -----------------------------------------------

                                          Common Stock                                         Accumulated
                                     ---------------------  Additional               Unearned     Other
                                     Number of    At Par      Paid-In     Retained   ESOP     Comprehensive
                                       Shares      Value      Capital     Earnings   Shares    Income(Loss)
                                     ---------    --------   ---------    --------   --------  -----------
BALANCE, March 31, 2004               10,405     $  10,405   $  56,894   $  36,926    $  (144)    $ 5,226
  Net income                            --            --         --         13,063       --          --
  Other comprehensive income
   Change in unrealized gains on
     available-for-sale securities,
     net tax benefit of $950            --            --         --           --         --        (1,844)
       Total other comprehensive
       income
    Comprehensive income
Recognition of ESOP shares released     --            --         --           --           72        --
Cash dividends on common stock
 at $.53 per share                      --            --         --         (5,383)      --          --
Stock options exercised                   83            83         414        --         --          --
Treasury stock purchased                --            --         --           --         --          --
Retirement of treasury stock            (450)         (450)     (2,571)     (5,667)      --          --
                                    --------      --------    --------    --------   --------    --------
BALANCE, March 31, 2005               10,038        10,038      54,737      38,939        (72)      3,382

  Net income                            --            --         --         15,655       --          --
  Other comprehensive income
   Change in unrealized gains
     losses on available-for-sale
     securities, net tax benefit
     of $34                             --            --         --           --         --           (64)
       Total other comprehensive
       income
  Comprehensive income
Recognition of ESOP shares released     --            --         --           --          (72)       --
Cash dividends on common stock
 at $.57 per share                      --            --         --         (5,651)       --         --
Stock options exercised                   73            73         391        --          --         --
Stock award plan                        --            --            22        --          --         --
Tax benefit associated with
 stock options                          --            --           179        --          --         --
Treasury stock purchased                --            --         --           --          --         --
Retirement of treasury stock            (213)         (213)     (1,213)     (2,952)       --         --
                                    --------      --------    --------    --------   --------    --------
BALANCE, March 31, 2006                9,898         9,898      54,116      45,991        --        3,318
                                    --------      --------    --------    --------   --------    --------
Comprehensive income
  Net income                            --            --         --         19,028        --         --
  Other comprehensive income
   Change in unrealized gains losses
     on available-for-sale
     securities, net tax of $13         --            --         --           --          --           24
       Total other comprehensive
       income
  Comprehensive income
Cash dividends on common stock
 at $.495 per share                    --             --         --           --        (6,074)      --
5 for 4 stock split in the form
 of a 25% stock dividend              2,453          2,453      (2,453)       --          --         --
Cash paid in lieu of fractional
 shares                                --             --         --           --           (10)      --
Stock options exercised                  22             22         137        --          --         --
Stock award plan                          3              3         289        --          --         --
Tax benefit associated with
 stock options                         --             --            55        --          --         --
Treasury stock purchased               --             --         --           --          --         --
Retirement of treasury stock           (122)          (122)       (655)     (2,165)       --         --
                                    --------      --------    --------    --------   --------    --------
BALANCE, March 31, 2007               12,254      $ 12,254    $ 51,489    $ 56,770   $    --     $  3,342
                                    ========      ========    ========    ========   ========    ========

                                                                   Dollars in Thousands
                                                      -----------------------------------------------
                                                      Treasury                             Total
                                                       Stock         Stockholders'      Comprehensive
                                                      at Cost           Equity             Income
                                                      --------       ------------       -------------

BALANCE, March 31, 2004                               $    --         $ 109,307
  Net income                                               --            13,063           $  13,063
  Other comprehensive income
   Change in unrealized gains on
     available-for-sale securities,
     net tax benefit of $950                               --            (1,844)             (1,844)
                                                                                          ---------
       Total other comprehensive
       income                                                                                (1,844)
                                                                                          ---------
    Comprehensive income                                                                  $  11,219
                                                                                          =========
Recognition of ESOP shares released                        --                72
Cash dividends on common stock at $.53 per share           --            (5,383)
Stock options exercised                                    --               497
Treasury stock purchased                                 (8,688)         (8,688)
Retirement of treasury stock                              8,688            --
                                                      ---------       ---------
BALANCE, March 31, 2005                                    --           107,024
  Net income                                               --            15,655           $  15,655
  Other comprehensive income
   Change in unrealized gains
     losses on available-for-sale
     securities, net tax benefit of $34                    --               (64)                (64)
                                                                                          ---------
       Total other comprehensive
       income                                                                                   (64)
                                                                                          ---------
  Comprehensive income                                                                    $  15,591
                                                                                          =========
Recognition of ESOP shares released                        --                72
Cash dividends on common stock
 at $.57 per share                                         --            (5,651)
Stock options exercised                                    --               464
Stock award plan                                           --                22
Tax benefit associated with
 stock options                                             --               179
Treasury stock purchased                                 (4,378)         (4,378)
Retirement of treasury stock                              4,378            --
                                                      ---------       ---------
BALANCE, March 31, 2006                                    --           113,323
                                                      ---------       ---------
Comprehensive income
  Net income                                               --            19,028           $  19,028
  Other comprehensive income
   Change in unrealized gains losses
     on available-for-sale
     securities, net tax of $13                            --                24                  24
                                                                                          ---------
       Total other comprehensive
       income                                                                                    24
                                                                                          ---------
  Comprehensive income                                                                    $  19,052
                                                                                          =========
Cash dividends on common stock
 at $.495 per share                                        --            (6,074)
5 for 4 stock split in the form
 of a 25% stock dividend                                   --              --
Cash paid in lieu of fractional
 shares                                                    --               (10)
Stock options exercised                                    --               159
Stock award plan                                           --               292
Tax benefit associated with
 stock options                                             --                55
Treasury stock purchased                                 (2,942)         (2,942)
Retirement of treasury stock                              2,942            --
                                                      ---------       ---------
BALANCE, March 31, 2007                               $    --         $ 123,855
                                                      =========       =========


                            See accompanying notes to these financial statements

                                                     64

                                                       HORIZON FINANCIAL CORP.
                                          Consolidated Statement of Cash Flows
                                     Years Ended March 31, 2007, 2006 and 2005
------------------------------------------------------------------------------
                Increase (Decrease) in Cash and Cash Equivalents

                                                  Dollars in Thousands
                                           ----------------------------------
                                               2007         2006       2005
                                           ---------   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                               $  19,028   $  15,655    $  13,063
Adjustments to reconcile net income to net
  cash provided by operating activities
  Depreciation                                 1,878       1,608        1,249
  Amortization and deferrals, net                212        (482)        (774)
  Stock dividends - FHLB stock                  --           (29)        (203)
  Provision for loan losses                    1,850       2,575        1,700
  Provision for loss - Real Estate Owned         110        --           --
  Stock award plan compensation                  292          22         --
  Excess tax benefits from the exercise
   of stock options                              (55)       (179)        --
  Provision for deferred income tax           (1,492)       --           (579)
Changes in assets and liabilities
  Interest and dividends receivable           (1,441)       (686)        (467)
  Interest payable                             1,448       1,116          595
  Federal income tax payable                   1,045        (477)      (1,706)
  Net change in loans held for sale              759      (1,183)      (2,735)
  Other assets                                (5,691)       (818)         684
  Other liabilities                            1,168         341       (3,206)
                                           ---------   ---------    ---------
    Net cash flows from operating activities  19,111      17,463        7,621
                                           ---------   ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in interest-bearing
    deposits, net                              4,060      (5,532)      16,860
  Purchases of investment securities -
    available-for-sale                        (3,395)    (23,555)     (11,465)
  Proceeds from sales and maturities of
    investment securities - available-
    for-sale                                  10,482      35,590       22,331
  Purchases of mortgage-backed
    securities - available-for-sale          (18,319)    (12,174)        --
  Proceeds from sales and maturities of
    mortgage-backed securities - available-
    for-sale                                  15,658       6,969        9,010
  Proceeds from maturities of mortgage-backed
    securities - held-to-maturity                334         403          659
  Net change in loans                       (139,257)   (115,550)    (147,546)
  Purchases of bank premises and equipment    (3,192)     (5,143)      (6,837)
  Net change in investment in joint venture     (241)        276      (17,204)
                                           ---------   ---------    ---------
    Net cash flows from investing
      activities                            (133,870)   (118,716)    (134,192)
                                           ---------   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                     140,996      87,450       76,590
  Advances of other borrowed funds           369,654     229,995      142,297
  Repayments of other borrowed funds        (372,500)   (207,500)     (90,700)
  Borrowing related to inv. in real
    estate in a joint venture                  1,967       1,555       16,721
  Common stock issued, net                       149         464          497
  Tax benefit associated with stock options       55         179         --
  Cash dividends paid                         (5,977)     (5,572)      (5,328)
  Treasury stock purchased                    (2,942)     (4,378)      (8,688)
                                           ---------   ---------    ---------
    Net cash flows from financing
      activities                             131,402     102,193      131,389
                                           ---------   ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS       16,643         940        4,818

CASH AND CASH EQUIVALENTS, beginning of year  24,190      23,250       18,432
                                           ---------   ---------    ---------
CASH AND CASH EQUIVALENTS, end of year     $  40,833   $  24,190    $  23,250
                                           =========   =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
Information
  Cash paid during the year for interest   $  38,684   $  23,780    $  15,548
                                           =========   =========    =========
  Cash paid during the year for income tax $   9,949   $   7,201    $   7,661
                                           =========   =========    =========
NONCASH INVESTING AND FINANCING TRANSACTIONS
  Property taken in settlement of loans    $     835   $    --      $    --
                                           =========   =========    =========

             See accompanying notes to these financial statements

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

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

Principles of Consolidation - As of March 31, 2007, 2006, and 2005, and for the years then ended, the consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, the Bank. Westward Financial Services, Inc. ("Westward"), a land development Company, is a wholly-owned subsidiary of the Bank, and its accounts are also included in the consolidation. All material inter-Company balances and transactions have been eliminated.

In October 2004, the Bank's wholly-owned subsidiary, Westward, entered into a real estate development joint venture in Greenbriar Northwest LLC ("GBNW"), an established residential land development company headquartered in Bellingham, Washington. The Company believes that GBNW is a variable interest entity. Under the Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46, GBNW is consolidated in the accompanying financial statements. The Company accounts for the unowned portion of the joint ventures' real estate as a minority interest. The assets of the real estate joint venture have a carrying value of approximately $17.2 million, with a related borrowing of approximately $20.2 million.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and noninterest-bearing amounts due from banks with maturities of three months or less.

Included in cash and cash equivalents are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve Bank and other banks. Reserve requirements were $500,000 and $7.5 million for the years ended March 31, 2007 and 2006, respectively.

The Company maintains cash balances at several banks. Accounts at each institution are insured by the FDIC up to $100,000.

Investments in Interest-Bearing Deposits - Investments in interest-bearing deposits consist principally of funds on deposit with the FHLB and short-term certificates of deposit with Western Washington financial institutions. They mature within one year and are carried at cost. Amounts, at times, may exceed FDIC insured limits.

Investments and Mortgage-Backed Securities - The Company classifies its securities into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. The Company had no trading securities at March 31, 2007 and 2006. Investment securities are categorized as held-to-maturity when the Bank has the positive intent and ability to hold those securities to maturity. Securities which are held-to-maturity are stated at cost, adjusted for amortization of premiums, and accretion of discounts which are recognized as adjustments to interest income.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

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

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by changes to income.

Mortgage loans held for sale can be sold with the mortgage servicing rights retained by the Company. The carrying value of mortgage loans sold is reduced by the cost allocated to the associated mortgage servicing rights. Gains or losses on sales of mortgage loans are recognized based on the difference between the selling price and the carrying value of the related mortgage loans sold.

Loans Receivable - Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any net deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans. Interest income is accrued on the daily unpaid principal balance using the simple-interest method. Loan origination fees, net of certain direct loan origination costs, are deferred and recognized as an adjustment of the yield on the related loans, using the interest method.

Impaired Loans and Related Income - A loan is considered impaired when management determines that it is probable that all contractual amounts of principal and interest will not be paid as scheduled in the loan agreement. These loans include nonaccruing loans past due 90 days or more and other loans that management considers to be impaired.

When a loan is placed on nonaccrual status, all interest previously accrued, but not collected, is reversed and charged against interest income. Income on nonaccrual loans is then recognized only when the loan is brought current, or when, in the opinion of management, the borrower has demonstrated the ability to resume payments of principal and interest. Interest income on restructured loans is recognized pursuant to the terms of new loan agreements. Interest income on impaired loans is monitored and is recognized based upon the terms of the underlying loan agreement. However, the recorded net investment in impaired loans, including accrued interest, is limited to the present value of the expected cash flows of the impaired loan, the observable fair market value of the loan, or the fair value of the loan's collateral.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued)

Provision for Loan Losses - Management estimates the provision for loan losses by evaluating known and inherent risks in the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The allowance for loan losses is based upon factors and trends identified by future market factors beyond the Company's control, which may result in losses or recoveries differing significantly from those provided for in the financial statements.

The majority of the Company's loan portfolio consists of commercial loans and single-family residential loans secured by real estate in the Whatcom, Skagit, Snohomish, and Pierce County areas of Washington. Real estate prices in these markets are stable at this time. However, the ultimate collectibility of a substantial portion of the Company's loan portfolio may be susceptible to changes in local market conditions in the future.

The allowance for loan losses is established as losses are estimated to have occurred through the provision for loan losses charged to earnings. Loan losses are charges against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.
Premises and Equipment   Premises and equipment are stated at cost less
accumulated depreciation. Major renewals or betterments are capitalized and depreciated over their estimated useful lives. Depreciation is computed by the straight-line method over the estimated useful lives of thirty-five years for buildings and three to ten years for equipment.

Bank Owned Life Insurance - The carrying amount of bank owned life insurance approximates its fair value. Fair value of bank owned life insurance is estimated using the cash surrender value net of surrender charges. The Bank owns approximately $19.4 and $13.7 million in bank owned life insurance as of March 31, 2007 and 2006, which is included in Other Assets.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued)

Goodwill - Goodwill was recognized in connection with the purchase of branch assets and related liabilities. The Company performs periodic evaluations for impairment. During the years ended March 31, 2007 and 2006, impairment testing was performed and Goodwill was found not to be impaired. At March 31, 2007 and 2006, Goodwill in the amount of $545,000 was included in Other Assets.

Other Real Estate Owned - Other real estate owned includes properties acquired through foreclosure. These properties are recorded at the lower of cost or estimated fair value. Losses arising from the acquisition of property, in full or partial satisfaction of loans, are charged to the allowance for loan losses.

Subsequent to their transfer to other real estate owned, these assets continue to be recorded at the lower of cost or fair value (less estimated cost to sell), based on periodic evaluations. Generally, legal and professional fees associated with foreclosures are expensed as incurred. Costs incurred to improve property prior to sale are capitalized, however, in no event are recorded costs allowed to exceed fair value. Subsequent gains, losses, or expenses recognized on the sale of these properties are included in noninterest income or expense.

Income Taxes - The Company reports income and expenses using the accrual method of accounting and files a consolidated tax return which includes its subsidiary. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled using the liability method. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between the Company's financial statements and its tax returns.

Earnings Per Share - Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the potential number of additional shares that may be outstanding from the exercise of stock options using the treasury stock method.

Financial Instruments - All financial instruments held or issued by the Company are held or issued for purposes other than trading. In the ordinary course of business, the Bank enters into off-balance-sheet financial instruments consisting of commitments to extend credit. These commitments are recorded in the financial statements when they are funded.

Advertising Costs - The Company expenses advertising costs as they are incurred.

Share Based Payment - The Company adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (SFAS 123R) on April 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after March 31, 2006 are measured and accounted for in accordance with Statement 123R. Also under this method, expense is recognized for unvested awards that were granted prior to April 1, 2006 based upon the fair value determined at the grant date under Statement 123, Accounting for Stock-based Compensation. For the twelve months ended March 31, 2007, the Company recognized $292,000 in stock option and restricted stock award compensation expense as a component of salaries and benefits. As of March 31, 2007, there was approximately $461,000 of total unrecognized compensation cost related to nonvested options and restricted stock awards which is scheduled to amortize over the next four years.

Prior to the adoption of Statement 123R, the Company recognized the financial effects of stock options under the intrinsic value method as permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and as such, previously recognized no compensation cost for employee stock options.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued)

The following table provides pro forma disclosures for the years ended March 31 had the Company accounted for stock-based compensation using Statement 123R for the years presented:
                                                    (Dollars in Thousands)
                                                    ----------------------
                                                      2006          2005
                                                    --------     --------

Net income as reported                              $ 15,655     $ 13,063

Additional compensation for fair value of
 stock options, net of tax                               (31)         (20)
                                                    --------     --------
Pro forma net income                                $ 15,624     $ 13,043
                                                    ========     ========
Earnings per share
 Basic
    As reported                                       $1.26        $1.02
                                                      =====        =====
    Pro forma                                         $1.26        $1.02
                                                      =====        =====
 Diluted
    As reported                                       $1.25        $1.01
                                                      =====        =====
    Pro forma                                         $1.25        $1.01
                                                      =====        =====

Prior to the adoption of Statement 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $55,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Corporation had not adopted Statement 123R.

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

The components of other comprehensive income and related tax effects are as follows for the years ended March 31:

                                                 2007       2006       2005
                                               -------    -------    --------
                                                   (Dollars in Thousands)
Unrealized holding gains (losses) on
  available-for-sale securities                $    27    $ (574)    $ (2,318)
Reclassification adjustment for losses
 (gains) realized in income                         10       476         (476)
Net unrealized gains                                37       (98)      (2,794)
Tax effect                                         (13)       34          950
                                               -------    ------     --------
  Net-of-tax amount                            $    24    $  (64)    $ (1,844)
                                               =======    ======     ========

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

Note 1 - Nature of Operations and Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements - In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 156). SFAS 156 requires all separately recognized servicing assets and liabilities to be initially measured at fair value. In addition, entities are permitted to choose to either subsequently measure servicing rights at fair value and report changes in fair value in earnings, or amortize servicing rights in proportion to and over the estimated net servicing income or loss and assess the rights for impairment. Beginning with the fiscal year in which an entity adopts SFAS 156, it may elect to subsequently measure a class of servicing assets and liabilities at fair value. Post adoption, an entity may make this election as of the beginning of any fiscal year. An entity that elects to subsequently measure a class of servicing assets and liabilities at fair value should apply that election to all new and existing recognized servicing assets and liabilities within that class. The effect of remeasuring an existing class of servicing assets and liabilities at fair value is to be reported as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. SFAS 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The statement also requires additional disclosures. The Corporation is currently evaluating the impact of the adoption of SFAS 156; however, it is not expected to have a material impact on the Corporation's financial position or results of operations.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income
Taxes   an interpretation of FASB Statement No. 109 Accounting for Income
Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of FIN 48; however, it is not expected to have a material impact on the Company's financial position or results of operations.

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

In February 2007, the Financial Accounting Standards Board released Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.

Reclassifications - Certain reclassifications have been made to prior years' financial statements to conform with the current year presentation. These reclassifications have no significant effect on the Company's previously reported financial position or results of operations.

Note 2 - Interest-Bearing Deposits

Interest bearing deposits consisted of the following at March 31:

                                                      2007         2006
                                                    -------      -------
                                                    (Dollars in Thousands)

FHLB interest-bearing demand                        $ 5,079      $ 9,139
Certificates of deposit                                 300          300
                                                    -------      -------
                                                    $ 5,379      $ 9,439
                                                    =======      =======

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

Note 2 - Interest-Bearing Deposits (Continued)

The Company has funds on deposit with the FHLB in a demand account. This account acts like a savings account and earns interest based on the daily federal funds rate. These funds are uninsured deposits held at the Federal Home Loan Bank of Seattle. The FHLB of Seattle, a federally chartered corporation, is one of 12 district FHLB institutions, which operate under the supervision of the Federal Housing Finance Board. The Finance Board is an independent agency of the executive branch within the U.S. Government which ensures that the FHLB operates in a safe and sound manner, remains adequately capitalized, and raises funds in the capital markets.

Note 3 - Investment Securities

The Company's investment policy requires that the Company purchase only high-grade investment securities. Purchases of debt instruments are generally restricted to those rated A or better by a nationally recognized statistical rating organization.

The amortized cost and estimated fair values of investments, together with unrealized gains and losses, are as follows as of March 31, 2007 and 2006, respectively:

                                                                      2007
                                                             (Dollars in Thousands)
                                      -----------------------------------------------------------------
                                                                   Gross          Gross
                                                                 Unrealized     Unrealized
                                                     Gross         Losses         Losses      Estimated
                                      Amortized   Unrealized     12 Months     Greater Than      Fair
                                        Costs        Gains        or Less       12 Months       Value
                                      --------      --------     ----------      --------      --------
Available-For-Sale Securities
 State and political
   subdivisions and U.S.
   government agency
   securities                         $ 41,350      $     60      $   (124)      $   (178)     $ 41,108
 Marketable equity
   securities                              323         5,559         --              --           5,882
 Mutual funds                            5,000          --            (126)          --           4,874
 Corporate debt securities               1,002          --              (1)          --           1,001
                                      --------      --------      --------       --------      --------
   Total available-for-
     sale securities                    47,675         5,619          (251)          (178)       52,865
Held-To-Maturity Securities           --------      --------      --------       --------      --------
 State and political subdivisions
   and U.S. government
   agency securities                       370             2           --            --             372
   Total held-to-maturity             --------      --------      --------       --------      --------
     securities                            370             2           --            --             372
   Total investment                   --------      --------      --------       --------      --------
     securities                       $ 48,045      $  5,621      $   (251)      $   (178)     $ 53,237
                                      ========      ========      ========       ========      ========



Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. At March 31, 2007, the Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At March 31, 2007, there are approximately 39 investment securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of more favorable market interest rates.


                                                                                    HORIZON FINANCIAL CORP.
                                                                              NOTES TO FINANCIAL STATEMENTS
                                                                             MARCH 31, 2007, 2006, AND 2005
-----------------------------------------------------------------------------------------------------------

Note 3 - Investment Securities (Continued)
                                                                      2006
                                                             (Dollars in Thousands)
                                      -----------------------------------------------------------------
                                                                   Gross          Gross
                                                                 Unrealized     Unrealized
                                                     Gross         Losses         Losses      Estimated
                                      Amortized   Unrealized     12 Months     Greater Than      Fair
                                        Costs        Gains        or Less       12 Months       Value
                                      --------      --------     ----------      --------      --------
Available-For-Sale Securities
 State and political
   subdivisions and U.S.
   government agency
   securities                         $ 45,925      $     28     $     (13)      $   (732)    $  45,208
 Marketable equity
   securities                            1,824         6,445          (219)          --           8,050
 Mutual funds                            5,000          --            (131)          --           4,869
 Corporate debt securities               2,012          --              (2)          --           2,010
   Total available-for-               --------      --------     ---------       --------     ---------
     sale securities                    54,761         6,473          (365)          (732)       60,137
Held-To-Maturity Securities           --------      --------     ---------       --------     ---------
 State and political subdivisions
   and U.S. government
   agency securities                       370             4          --             --             374
   Total held-to-maturity             --------      --------     ---------       --------     ---------
     securities                            370             4          --             --             374
   Total investment                   --------      --------     ---------       --------     ---------
     securities                       $ 55,131      $  6,477     $    (365)      $   (732)    $  60,511
                                      ========      ========     =========       ========     =========


The amortized cost and estimated fair value of investment securities at March 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                             (Dollars in Thousands)
                              ------------------------------------------------
                                Available-For-Sale       Held-To-Maturity
                              -----------------------  -----------------------
                              Amortized    Estimated   Amortized    Estimated
                                Cost       Fair Value     Cost      Fair Value
                              --------     ----------   --------    ----------
State and political sub-
 divisions and U.S.
 government agencies
   One year or less           $ 22,868     $ 22,779     $   --      $   --
   More than one to
     five years                 11,294       11,157          370         372
   More than five
     to ten years                5,601        5,571         --          --
   Over ten years                1,587        1,601         --          --
                              --------     --------     --------    --------
                                41,350       41,108          370         372
                              --------     --------     --------    --------
Corporate debt securities
   One year or less              1,002        1,001         --          --
   More than one to
     five years                  --           --            --          --
                              --------     --------     --------    --------
                                 1,002        1,001         --          --
                              --------     --------     --------    --------
Mutual funds and marketable
 equity securities (liquid)      5,323       10,756         --          --
                              --------     --------     --------    --------
Total investment securities   $ 47,675     $ 52,865     $    370    $    372
                              ========     ========     ========    ========

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

Note 3 - Investment Securities (Continued)

Proceeds from sales of investments and gross realized gains and losses on investment sales were as follows for the year ended March 31:

                                            2007          2006          2005
                                          -------       --------     --------
                                                 (Dollars in Thousands)

Proceeds from sales of investments        $ 3,748       $ 15,857     $  9,576
                                          =======       ========     ========
Gross gains realized on sales
  of investments                          $   287       $   --       $    485
                                          =======       ========     ========
Gross losses realized on sales
  of investments                          $  (316)      $   (565)    $     (9)
                                          =======       ========     ========

Information about concentrations of investments in particular industries for marketable equity securities and corporate debt securities at March 31 consists of the following:
                                              2007               2006
                                       -----------------   -----------------
                                                  Market              Market
                                         Cost     Value      Cost     Value
                                       -------   -------   -------   -------
                                               (Dollars in Thousands)
Marketable equity securities
 Banking                               $   309   $ 1,933   $   309   $ 2,026

 Government agency stocks                   14     3,949     1,515     6,024
                                       -------   -------   -------   -------
                                       $   323   $ 5,882   $ 1,824   $ 8,050
                                       =======   =======   =======   =======
Corporate debt securities
 Private utilities                       1,002     1,001     1,009     1,009

 Manufacturing companies                  --        --       1,003     1,001
                                       -------   -------   -------   -------
Total                                  $ 1,002   $ 1,001   $ 2,012   $ 2,010
                                       =======   =======   =======   =======

At March 31, 2007 and 2006, U.S. government agency and corporate debt securities of $5.6 million and $3.4 million, respectively, were pledged as collateral for deposits of state and local government agencies and deposits for trust accounts in excess of $100,000, as required by Washington State Law.

Note 4 - Mortgage-Backed Securities

Mortgage-backed securities at March 31 consist of the following:

                                               2007
                                     (Dollars in Thousands)
                     ---------------------------------------------------------
                                               Gross        Gross
                                            Unrealized  Unrealized
                                  Gross       Losses      Losses     Estimated
                     Amortized  Unrealized  12 Months   Greater Than   Fair
                       Cost        Gains      or Less    12 Months     Value
                      -------     -------     -------     -------     -------
Available-for-sale
  securities          $26,220     $   178     $   (37)    $  (128)    $26,233
Held-to-maturity
  securities              148           9        --          --           157
   Total mortgage-
     backed           -------     -------     -------     -------     -------
     securities       $26,368     $   187     $   (37)    $  (128)    $26,390
                      =======     =======     =======     =======     =======

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

Note 4 - Mortgage-Backed Securities (Continued)

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. At March 31, 2007, the Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At March 31, 2007, there are approximately 34 mortgage-backed securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

                                              2006
                                      (Dollars in Thousands)
                     ---------------------------------------------------------
                                              Gross       Gross
                                           Unrealized   Unrealized
                                 Gross       Losses       Losses     Estimated
                     Amortized  Unrealized  12 Months  Greater Than     Fair
                        Cost      Gains      or Less    12 Months       Value
                     ---------  ----------  ---------  ------------  ---------
Available-for-sale
 securities           $23,559      $103       $ (3)       $(308)      $23,351
Held-to-maturity
 securities               482        15          -            -           497
                      -------      ----       ----        -----       -------
   Total mortgage-
    backed
    securities        $24,041      $118       $ (3)       $(308)      $23,848
                      =======      ====       ====        =====       =======

The amortized cost and estimated fair value of mortgage-backed securities at March 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                         (Dollars in Thousands)
                              ---------------------------------------------
                               Available-For-Sale       Held-To-Maturity
                              ---------------------   ---------------------
                              Amortized   Estimated   Amortized   Estimated
                                 Cost    Fair Value      Cost    Fair Value
                              ---------  ----------   ---------  ----------
Mortgage-backed securities
  One year or less             $     -    $     -       $   4       $   4
  More than two to five years        -          -         118         119
  More than five to ten years    5,262      5,285          16          23
  After ten years               20,958     20,948          10          11
                               -------    -------       -----       -----
Total                          $26,220    $26,233       $ 148       $ 157
                               =======    =======       =====       =====

All of the above mortgage-backed securities are rated AAA by a nationally recognized statistical rating organization.

Proceeds from sales of mortgage-backed securities and gross realized gains and losses on mortgage-backed security sales were as follows for the year ended March 31:
                                                     2007     2006    2005
                                                    ------   ------   -----
                                                    (Dollars in Thousands)

Proceeds from sales of mortgage-backed securities   $8,748   $1,054   $   -
                                                    ======   ======   =====
Gross gains realized on sales of mortgage-backed
 securities                                         $   28   $   65   $   -
                                                    ======   ======   =====
Gross losses realized on sales of mortgage-backed
 securities                                         $   (9)  $    -   $   -
                                                    ======   ======   =====

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

NOTE 5 - LOANS RECEIVABLE

Loans receivable (collateralized principally by properties in the Whatcom, Skagit, Snohomish, and Pierce Counties of Washington State) at March 31 consist of the following:

                                                   (Dollars in Thousands)
                                                   ----------------------
                                                      2007        2006
                                                    --------    --------
First mortgage loans
  1-4 Family                                      $  149,885    $148,515
  1-4 Family construction                             28,576      20,971
  Less participations                                (54,592)    (56,546)
                                                  ----------    --------
    Net first mortgage loans                         123,869     112,940
Construction and land development                    405,348     262,358
Multi family residential                              52,727      70,080
Commercial real estate                               292,212     314,299
Commercial loans                                     146,265     123,445
Home equity secured                                   45,307      44,001
Other consumer loans                                   5,031       5,571
                                                  ----------    --------
                                                   1,070,759     932,694
Less:
  Allowance for loan losses                          (15,889)    (14,184)
                                                  ----------    --------
                                                  $1,054,870    $918,510
                                                  ==========    ========

The Company originates both adjustable and fixed interest rate loans. At March 31, 2007, the Company had adjustable and fixed rate loans as follows:

         Fixed Rate                                    Adjustable Rate
-------------------------------            --------------------------------
                    (Dollars in                                 (Dollars in
                     Thousands)                                 Thousands)
Term to Maturity     Book Value            Term to Maturity     Book Value
----------------    -----------            ----------------     -----------
Less than one year    $20,282              Less than one year    $740,163
One to three years     25,118              One to three years     136,079
Three to five years    19,309              Three to five years     19,007
Five to fifteen years  65,784              Five to fifteen years    1,772
Over fifteen years     43,245              Over fifteen years           -

Loans serviced for others were approximately $126.0 and $99.5 million, respectively, as of March 31, 2007 and 2006. The Bank generally receives a monthly fee of 0.25% to 0.375% per annum of the unpaid balance of each loan that is serviced for others. Loans sold are without right of recourse to the Bank by the buyer of the loan interests in the event of default by the borrower.

The allowance for loan losses at March 31, and changes during the year are as follows:

                                                2007       2006       2005
                                              -------    -------     -------
                                                  (Dollars in Thousands)

Balance, beginning of year                    $14,184    $11,767     $10,122
Provision for loan losses                       1,850      2,575       1,700
Loan chargeoffs                                  (195)      (165)       (229)
Loan recoveries                                    50          7         174
                                              -------    -------     -------
Balance, end of year                          $15,889    $14,184     $11,767
                                              =======    =======     =======

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

NOTE 5 -  LOANS RECEIVABLE (Continued)

The following is a summary of information pertaining to impaired and non-accrual loans:

                                                             March 31,
                                                         ------------------
                                                          2007       2006
                                                         ------      ------
                                                      (Dollars in Thousands)

Impaired loans without a valuation allowance             $    -      $    -
Impaired loans with a valuation allowance                 4,172       5,114
                                                         ------      ------
   Total impaired loans                                  $4,172      $5,114
                                                         ======      ======
Valuation allowance related to impaired loans            $  577      $  856
Total non-accrual loans                                  $  226      $1,161
Total loans past-due 90 days or more and still accruing  $    -      $    -

                                                       Years Ended March 31,
                                                     ------------------------
                                                      2007     2006     2005
                                                     ------   ------   ------
                                                      (Dollars in Thousands)

Average investment in impaired loans                 $5,063   $5,070    $964
                                                     ======   ======    ====
Interest income recognized on impaired loans         $  276   $    -    $  -
                                                     ======   ======    ====
Interest income recognized on a cash basis on
 impaired loans                                      $    -   $    -    $  -
                                                     ======   ======    ====

No additional funds are committed to be advanced in connection with impaired loans.

NOTE 6 - ACCRUED INTEREST AND DIVIDENDS RECEIVABLE

Accrued interest and dividends receivable at March 31 is summarized as follows:
                                                         2007       2006
                                                        ------     ------
                                                     (Dollars in Thousands)

Investment securities                                   $  528     $  574
Mortgage-backed securities                                 111        116
Loans receivable                                         5,980      4,492
Dividends on marketable equity securities                    7          3
                                                        ------     ------
                                                        $6,626     $5,185
                                                        ======     ======

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at March 31 consisted of:
                                                         2007       2006
                                                        ------     ------
                                                      (Dollars in Thousands)

Buildings                                              $ 19,988   $ 15,043
Equipment                                                12,576     15,852
                                                       --------   --------
                                                         32,564     30,895
Accumulated depreciation                                (11,925)   (11,570)
                                                       --------   --------
                                                         20,639     19,325
Land                                                      6,992      6,992
                                                       --------   --------
Balance, end of year                                   $ 27,631   $ 26,317
                                                       ========   ========

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

NOTE 8 - DEPOSITS

A comparative summary of deposits at March 31 follows:
                                                         2007       2006
                                                        ------     ------
                                                     (Dollars in Thousands)
Demand deposits
  Savings                                              $ 21,628   $ 30,808
  Checking                                               78,294     79,774
  Checking (noninterest-bearing)                         91,703     80,778
  Money Market                                          187,912    156,867
                                                       --------   --------
                                                        379,537    348,227
                                                       --------   --------
Time certificates of deposit
  Less than $100,000                                    273,022    246,136
  Greater than or equal to $100,000                     322,736    239,936
                                                       --------   --------
                                                        595,758    486,072
                                                       --------   --------
Total deposits                                         $975,295   $834,299
                                                       ========   ========

Time certificate of deposit accounts, classified by variable and fixed rates, and their maturities at March 31 were as follows:

                                                2007
                                   ------------------------------
                                         (Dollars in Thousands)
                                   Variable     Fixed
                                     Rate        Rate      Total      2006
                                   -------    --------   --------   --------
Within one year                    $ 8,092    $503,970   $512,062   $323,641
One to two years                     2,545      39,475     42,020    111,315
Two to three years                   6,853       7,672     14,525     19,553
Three to four years                  1,112       8,314      9,426     17,353
Four to five years                     403      13,500     13,903      9,810
Over five years                      3,822           -      3,822      4,400
                                   -------    --------   --------   --------
                                   $22,827    $572,931   $595,758   $486,072
                                   =======    ========   ========   ========

The terms of variable rate certificates of deposit allow customers to make additional deposits to existing certificates of deposit at any time.

The weighted average nominal interest rate on all deposits at March 31, 2007 and 2006, was 3.56% and 2.54%, respectively.

Interest expense on all deposit accounts for the years ended March 31 is summarized as follows:
                                              2007       2006       2005
                                            -------    -------    -------
                                               (Dollars in Thousands)
Money market                                $ 6,316    $ 3,456    $ 1,685
Checking                                        510        426        428
Savings                                         167        189        216
Certificates of deposit                      25,258     15,917     10,890
                                            -------    -------    -------
Balance, end of year                        $32,251    $19,988    $13,219
                                            =======    =======    =======

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

NOTE 9 - OTHER BORROWED FUNDS

The Bank is a member of the FHLB of Seattle. As a member, the Bank has a committed line of credit up to 25% of total assets, subject to the Bank pledging sufficient collateral and maintaining the required stock investment in the FHLB. Committed lines of credit agreements totaling approximately $248.5 million and $205.6 million were available to the Bank, of which, $143.5 million and $149.0 million were outstanding at March 31, 2007 and 2006, respectively. Included in these amounts is the borrowing related to the investment in real estate in a joint venture of $20.2 million and $18.3 million as of March 31, 2007 and 2006, respectively. These advances bear interest ranging from 2.75% to 5.69% and 2.67% to 5.08% per annum in 2007 and 2006, respectively. Maturities for the advances are $103.0 million in fiscal 2008, $19.5 million in fiscal 2009, and $21.0 million in fiscal 2010.

The maximum outstanding and average outstanding balances and average interest rates on advances from the FHLB were as follows for the year ended March 31:

                                               2007       2006       2005
                                              ------     ------     ------
                                                 (Dollars in Thousands)

Maximum outstanding at any month end         $195,000   $149,000   $129,500
Average outstanding                           165,237    134,070     89,820

Weighted average interest rates:

   Annual                                        4.74%      3.68%      3.26%
                                                 ====       ====       ====

   End of year                                   5.03%      4.39%      3.28%
                                                 ====       ====       ====

The Bank has other borrowed funds in the form of retail repurchase agreements. These agreements are collateralized by securities held by a safekeeping agent not under control of the Bank. These advances are considered overnight borrowings and bear interest rates that fluctuate daily based on current market rates. The Bank had $14.4 million and $10.8 million outstanding as of March 31, 2007 and 2006, respectively.

As of March 31, 2007, The Bank also had $1.0 million and $32,000 outstanding as of March 31, 2007 and 2006, respectively, in the form of a TT&L note option which is included in other borrowed funds.

At March 31, 2007 and 2006, respectively, U.S. government agency and corporate debt securities of $16.3 million and $14.3 million were pledged as collateral for retail repurchase agreements.

NOTE 10 - INCOME TAX

A reconciliation of the Company's income tax provision to the statutory federal income tax rate for the years ended March 31 is as follows:

                                               2007       2006       2005
                                              ------     ------     ------
                                                (Dollars in Thousands)

Provision for income tax at the statutory
 rate of 35 percent                          $10,008     $7,895     $6,451
Increase (decrease) in tax resulting from:
  Nontaxable income                             (469)      (539)      (640)
  Nondeductible expense                           29         15         13
  Dividends received deduction                   (52)       (48)       (35)
  Other, net                                      50       (420)      (420)
                                             -------     ------     ------
Income tax provision                         $ 9,566     $6,903     $5,369
                                             =======     ======     ======

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

NOTE 10 - INCOME TAX (Continued)

The nature and components of the Company's net deferred tax assets (liabilities), established at an estimated tax rate of 35% are as follows at March 31:
                                                        2007        2006
                                                      -------     -------
                                                     (Dollars in Thousands)

Deferred Tax Assets
  Deferred compensation agreements                    $   707     $   659
  Financial reporting loan loss reserve not
   recognized for tax purposes                          5,215       4,636
  Financial reporting accrued expenses not
   recognized for tax purposes                            403         264
  Other deferred tax assets                             1,404         708
                                                      -------     -------
     Total deferred assets                              7,729       6,267
                                                      -------     -------

Deferred Tax Liabilities
  Deferred loan fees for tax purposes in excess of
   amounts deferred for financial reporting              (264)       (275)
  Tax effect of unrealized gains on available-for-
   sale securities                                     (1,862)     (1,849)
  FLHB stock dividends                                   (793)       (793)
  Other deferred tax liabilities                       (1,077)     (1,096)
                                                      -------     -------
     Total deferred liabilities                        (3,996)     (4,013)
                                                      -------     -------
     Net deferred tax assets                          $ 3,733     $ 2,254
                                                      =======     =======

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

NOTE 11 - BENEFIT PLANS

Deferred Compensation Plan - The Company has entered into deferred compensation agreements with certain of its officers. The agreements provide for additional retirement benefits payable over a 12 to 20 year period following retirement. In connection with these agreements, the Company has acquired life insurance policies on the individual officers covered by the deferred compensation agreements. At March 31, 2007 and 2006, the cash surrender values of these policies included in Other Assets aggregated $1.9 million and $1.8 million, respectively.

The Company performs a present value calculation using an appropriate discount rate on an annual basis to ensure that deferred compensation plan obligations are adequately estimated in the accompanying financial statements. The discount rate was 2.67%, 2.72%, and 3.00% in 2007, 2006, and 2005, respectively. Deferred compensation expense amounted to $213,000, $137,500, and $150,000 in 2007, 2006, and 2005, respectively.

Employee Incentive Plan - The Company has an incentive plan with employees meeting certain service requirements. Payments made to employees pursuant to the plan are based upon earnings, growth in deposits and loans and attainment of certain corporate objectives. Costs of the plan were $2.3 million, $2.1 million, and $1.3 million for the years ended March 31, 2007, 2006, and 2005, respectively.

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

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

NOTE 11 - BENEFIT PLANS (Continued)

In April 1996, the Company issued a loan to the ESOP in the amount of $500,000, to purchase 40,000 shares of common stock in the open market. The loan was to be repaid over a period of ten years, with annual payments including interest due on March 31 of each year. The ESOP shares initially were pledged as collateral for this debt. As the obligation was reduced, shares were released from collateral and allocated to the participants' accounts at a rate of 10% a year. In May 1997, the Company issued a 15% stock dividend which added an additional 5,400 shares to the unallocated ESOP shares. In May 1999, the Company made an additional loan to the ESOP in the amount of $154,725, to purchase 12,500 shares of common stock in the open market. The loan was to be repaid over seven years with annual payments including interest due March 31. In April 2001, the Company issued a 15% stock dividend which added an additional 4,789 shares to the unallocated ESOP shares. In July 2002, the Company issued a 25% stock split which added an additional 7,342 shares to the unallocated ESOP shares. In October 2006, the Company issued a 5-for-4 stock split paid in the form of a 25% stock dividend which added an additional 21,023 shares to the allocated ESOP shares. As of March 31, 2006, all loans secured by ESOP shares were paid off, and the remaining shares released. Shares released for allocation were 9,175 for the year ended March 31, 20076 and 9,180 for the year ended March 31, 2005. The ESOP shares relating to the loans outstanding as of March 31, 2006 and 2005 were as follows:

                                                      2006         2005
                                                    --------     --------
                                                    (Dollars in Thousands)

Number of shares
  Allocated shares                                  $105,116     $ 93,648
  Unallocated shares                                       -       11,468
                                                    --------     --------
     Total ESOP shares                              $105,116     $105,116
                                                    ========     ========
Fair value
  Unallocated shares                                $      -     $171,206
                                                    ========     ========

Dividends paid on shares of stock are reinvested and the new shares purchased are allocated to the participants. Compensation expense for the ESOP plan was $10,000, $105,000, and $105,000 for the years ended March 31, 2007, 2006, and
2005 respectively.

401(k) Plan - Effective January 1, 1993, the Company adopted a defined contribution 401(k) retirement and savings plan (the "Plan") covering substantially all employees. The Company contributes three percent of participating employee's eligible salary to the Plan and a discretionary amount determined annually by the Board of Directors. Total Company contributions to the Plan which were recorded as employee benefits expense amounted to $490,000, $500,000, and $450,000 for the years ended March 31, 2007, 2006, and 2005, respectively.

Stock Option and Award Plans - The Company may grant stock options and/or awards for a maximum of 937,500 shares of authorized common stock to certain officers and key employees under the 2005 Incentive Stock Plan. Activity during the year ended March 31, 2006 also included options granted under the 1995 Stock Option and Incentive Plan, which allowed for a maximum of 743,906 shares, as restated, of authorized common stock to be awarded. Options and awards are granted at no less than fair market value and may or may not vest immediately upon issuance based on the terms established by the Board of Directors. Options and awards are generally exercisable within one to five years from date of grant and expire after ten years.

The Corporation measures the fair value of each stock option grant at the date of grant, using the Black Scholes option pricing model. The weighted average fair value of options granted during the twelve months ended March 31, 2007, 2006, and 2005 was $4.18, $3.81, and $3.48 per share, as adjusted, respectively. The following assumptions were used in arriving at the fair value of options granted during the twelve months ended March 31:

                                              2007        2006        2005
                                             ------      ------      ------
Risk-free interest rate                       5.27%       4.17%       4.26%
Dividend yield rate                          2.417%      2.613%      2.875%
Price volatility                             24.77%      25.27%      25.47%
Weighted average expected life of options     3.78 yr.    5.50 yr.    6.20 yr.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

NOTE 11 - BENEFIT PLANS (Continued)

A summary of option activity under the Plan as of March 31, 2007 and 2006, and changes during the years then ended is as follows:

                                 Shares of Common Stock
                                ------------------------   Weighted Average of
                                Available for     Under     Exercise Price of
                                Option/Award       Plan     Shares Under Plan
                                -------------     -----    -------------------
                                (Dollars in Thousands)

Balance, March 31, 2005            $      -     $273,215
  Authorized                        937,500            -
  Restricted stock awards           (12,600)
  Granted                           (18,850)      18,850     $16.37 - 17.72
  Exercised                               -     (100,776)    $ 5.17 - 17.14
  Lapsed                              4,238       (4,053)    $ 5.17 - 17.14
  Expired                            (3,868)           -
                                   --------     --------
Balance, March 31, 2006             906,420      187,236
  Authorized                              -            -
  Restricted stock awards           (24,045)
  Granted                           (24,045)      24,045     $ 19.86
  Exercised                               -      (23,884)    $ 5.17 - 17.72
  Lapsed                              4,678       (2,922)    $ 5.17 - 17.72
  Expired                              (995)           -
                                   --------     --------
Balance, March 31, 2007            $862,013     $184,475
                                   ========     ========

                 Options Outstanding                 Options Exercisable
          ---------------------------------  ---------------------------------
                       Weighted                           Weighted
                        Average    Weighted                Average
Range of               Remaining   Average                Remaining    Average
Exercise    Number    Contractual  Exercise    Number     Contractual Exercise
Prices    Outstanding    Life       Price    Exercisable     Life       Price
--------  -----------  ----------  --------  -----------  -----------  -------
$5 to $10   124,317   3.454 years  $ 6.696     124,317    3.454 years  $ 6.696
$10 to $15   10,000   6.205 years  $12.004       9,374    6.100 years  $11.846
$15 to $20   50,158   8.789 years  $17.978      12,537    8.158 years  $16.022

At March 31, 2007, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $2.2 million and $2.1 million, respectively.

NOTE 12 - STOCKHOLDERS' EQUITY

Capital Requirements - The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines within the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of each entity's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Quantitative measures are established by regulation to ensure capital adequacy, require maintenance of minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets as illustrated in the following table. Management believes, as of March 31, 2007, that each entity meets all capital adequacy requirements to which they are subject. Additionally, as of March 31, 2007, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

                                                                To Be Well
                                                                Capitalized
                                                                Under Prompt
                                             For Capital         Corrective
                              Actual      Adequacy Purposes  Action Provisions
                          --------------  -----------------  -----------------
                          Amount   Ratio   Amount     Ratio   Amount   Ratio
                          ------   -----   ------     -----   ------   -----
As of March 31, 2007
 (in thousands)
Total Capital
 (to Risk Weighted
 Assets)
   Consolidated          $136,606  12.03%  $90,870   >8.00%    N/A
   Horizon Bank          $136,337  12.00%  $90,862   >8.00%  $113,578  >10.00%
Tier I Capital
 (to Risk Weighted
 Assets)
   Consolidated          $119,942  10.56%  $45,435   >4.00%    N/A
   Horizon Bank          $119,674  10.54%  $45,431   >4.00%  $68,147    >6.00%
Tier I Capital
 (to Average Assets)
   Consolidated          $119,942   9.64%  $49,751   >4.00%    N/A
   Horizon Bank          $119,674   9.63%  $49,728   >4.00%  $62,160    >5.00%

                                                                To Be Well
                                                                Capitalized
                                                                Under Prompt
                                             For Capital         Corrective
                              Actual      Adequacy Purposes  Action Provisions
                          --------------  -----------------  -----------------
                          Amount   Ratio   Amount     Ratio   Amount   Ratio
                          ------   -----   ------     -----   ------   -----
As of March 31, 2006
 (in thousands)
Total Capital
 (to Risk Weighted
 Assets)
   Consolidated          $124,523  12.63%  $78,861   >8.00%    N/A
   Horizon Bank          $124,365  12.62%  $78,861   >8.00%  $98,576   >10.00%
Tier I Capital
 (to Risk Weighted
 Assets)
   Consolidated          $109,435  11.10%  $39,431   >4.00%    N/A
   Horizon Bank          $109,277  11.09%  $39,430   >4.00%  $59,146    >6.00%
Tier I Capital
 (to Average Assets)
   Consolidated          $109,435  10.03%  $43,655   >4.00%    N/A
   Horizon Bank          $109,277  10.02%  $43,633   >4.00%  $54,541    >5.00%

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

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

Stock Repurchase Plans - The Company has conducted various stock buy-back programs since August 1996. In March 2004, the Company announced a plan to repurchase up to 1,300,000 shares, or approximately 10% of the Company's outstanding common stock. During fiscal 2005, 563,600 shares were repurchased and subsequently retired at a cost of $8,687,765. In March 2005, the Company announced a plan to repurchase up to 1,250,000 shares, or approximately 10% of the Company's outstanding common stock. During fiscal 2006, 266,065 shares were repurchased and subsequently retired at a cost of $4,377,704. In March 2006, the Company announced a plan to repurchase up to 625,000 shares, or approximately 5% of the Company's outstanding common stock. During fiscal 2007, 144,580 shares were repurchased and subsequently retired at a cost of $2,942,428. Share information related to stock repurchases has been restated to reflect stock splits and dividends.

Stock Split - The Company's Board of Directors, at it's September 26, 2006 Board meeting, announced a 5 for 4 stock split paid in the form of a 25% stock dividend to be issued October 23, 2006 for shareholders of record October 6, 2006.

NOTE 13 - EARNINGS PER SHARE

The numerators and denominators, adjusted for stock splits and dividends, of basic and diluted earnings per share are as follows:

                                          2007          2006         2005
                                      -----------   -----------   -----------
                                               (Dollars in Thousands)

Net income (numerator)                $    19,028   $    15,655   $    13,063
Shares used in the calculation
 (denominators)
   Basic earnings per weighted
    average share outstanding          12,287,805    12,422,000    12,765,238
   Effect of dilutive stock options       121,287       120,845       187,304
                                      -----------   -----------   -----------
   Diluted shares                      12,409,092    12,542,845    12,952,542
                                      ===========   ===========   ===========

Basic earnings per share                  $1.55         $1.26         $1.02
                                          =====         =====         =====

Diluted earnings per share                $1.53         $1.25         $1.01
                                          =====         =====         =====

At March 31, 2007, 2006, and 2005, there were options to purchase 184,475, 187,236, and 273,215 shares of common stock outstanding. As of March 31, 2007, 2006, and 2005, all options to purchase shares of common stock were included in the diluted net income per share calculation.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Employment Agreement - The Company has entered into employment agreements with members of senior management that provide for potential payments upon change in control, disability, termination without cause, or death. The arrangements generally provide severance payments at 2.99 times the then current compensation levels and continuation of certain benefits.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

NOTE 14 - COMMITMENTS AND CONTINGENCIES (Continued)

Long-Term Lease Commitments - The Company has entered into lease agreements for certain parcels of land and branch offices. Future noncancelable lease payments under these agreements are as follows for the years ending March 31:

                                                (Dollars in
                                                 Thousands)
                                                 ----------
                     2008                          $  381
                     2009                             273
                     2010                             239
                     2011                             243
                     2012                             186
                  Thereafter                          111
                                                   ------
                                                   $1,433
                                                   ======

Rent expense charged to operations was $293,000, $294,000, and $267,000 for the years ended March 31, 2007, 2006, and 2005.

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

The aggregate balances and activity during 2007 and 2006, are as follows and were within regulatory limitations:
                                           2007           2006
                                         -------        -------
                                         (Dollars in Thousands)

Balance, beginning of year               $15,528        $14,518
New loans or advances                      5,155          8,975
Repayments                                (7,178)        (7,965)
                                         -------        -------
Balance, end of year                     $13,505        $15,528
                                         =======        =======
Interest earned on loans                 $ 1,130        $ 1,071
                                         =======        =======

Deposits from related parties totaled approximately $3.8 million and $3.6 million at March 31, 2007 and 2006, respectively.

The Company leases office space from a limited partnership in which one of the Company's directors is a part owner. Lease expense for this office space was $151,000, $123,000, and $114,000 for the fiscal years ended March 31, 2007,
2006, and 2005, respectively. The future commitments related to this lease are included in the totals disclosed in Note 14 regarding Long-Term Lease Commitments.

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

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to 100% of the commitment amount at March 31, 2007.

The Bank has not been required to perform on any financial guarantees and has not incurred any losses on its commitments for the years ended March 31, 2007, 2006, and 2005.

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding at March 31:

                                                 2007         2006
                                                ------       ------
                                               (Dollars in Thousands)

Commitments to extend credit                   $383,458     $286,188
Credit card arrangements                         10,105        9,775
Standby letters of credit                         3,056        5,237

NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of the following classes of financial instruments:

Cash Equivalents and Interest-Bearing Deposits - Due to the relatively short period of time between the origination of these instruments and their expected realization, the carrying amount is estimated to approximate fair value.

Investment and Mortgage-Backed Securities - Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

NOTE 18 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The carrying amounts and estimated fair values of the Bank's financial instruments at March 31, are as follows:

                                        2007                     2006
                               ----------------------   ---------------------
                               Carrying                 Carrying
                                Amount     Fair Value    Amount    Fair Value
                               --------    ----------   --------   ----------
                                         (Dollars in Thousands)

Financial Assets
  Cash and cash equivalents   $   40,833  $   40,833   $ 24,190    $ 24,190
  Interest-bearing deposits        5,379       5,379      9,439       9,439
  Investment securities           53,235      53,237     60,507      60,511
  Mortgage-backed securities      26,381      26,390     23,833      23,848
  Federal Home Loan Bank stock     7,247       7,247      7,247       7,247
  Loans receivable             1,054,870   1,049,670    918,510     912,192
  Loans held-for-sale              4,493       4,493      5,252       5,252
  Investment in real estate
   in a joint venture             17,169      17,169     16,928      16,928
  Accrued interest and
   dividends receivable            6,626       6,626      5,185       5,185

Financial Liabilities
  Demand and savings deposits    379,537     379,537    348,227     348,227
  Time deposits                  595,758     590,370    486,072     483,555
  Other liabilities                6,058       6,058      4,917       4,917
  Accrued interest payable         3,450       3,450      2,002       2,002
  Other borrowed funds           138,715     138,009    141,561     139,926
  Borrowing related to
   investment in real estate
   in a joint venture             20,243      20,243     18,276      18,276

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

NOTE 19 - PARENT COMPANY (ONLY) FINANCIAL INFORMATION

Condensed balance sheet at March 31:

                                      2007         2006
                                    --------     --------
                                    (Dollars in Thousands)

Cash                                $    138     $    151
Investment in Bank                   123,586      113,165
Other assets                           1,663        1,442
                                    --------     --------
                                    $125,387     $114,758
                                    ========     ========

Other liabilities                   $  1,532     $  1,435
Stockholders' equity                 123,855      113,323
                                    --------     --------
                                    $125,387     $114,758
                                    ========     ========

Condensed statement of income for the years ended March 31, 2007, 2006, and
2005:
                                             2007        2006        2005
                                           -------     -------      -------
                                                (Dollars in Thousands)
Income
  Cash dividends from Bank subsidiary      $ 9,149     $ 9,981      $14,081
  Interest                                       -           2            3
                                           -------     -------      -------
     Total income                            9,149       9,983       14,084
                                           -------     -------      -------
Expenses
  Compensation                                 426         164          126
  Other                                        372         346          237
                                           -------     -------      -------
     Total expenses                            798         510          363
                                           -------     -------      -------
Income before undistributed income of
 subsidiary and benefit equivalent to
 income taxes                                8,351       9,473       13,721
Benefit equivalent to income taxes             279         178          123
                                           -------     -------      -------
Income before undistributed income of
 subsidiary                                  8,630       9,651       13,844
Undistributed income of subsidiary          10,398       6,004         (781)
                                           -------     -------      -------
     Net income                            $19,028     $15,655      $13,063
                                           =======     =======      =======

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

NOTE 19 - PARENT COMPANY (ONLY) FINANCIAL INFORMATION (Continued)

                                             2007        2006        2005
                                           -------     -------      -------
                                               (Dollars in Thousands)

Cash flows from operating activities
  Net income                              $ 19,028     $15,655     $ 13,063
Adjustments to reconcile net income to
 net cash flows from operating activities
    Equity in undistributed income of
     subsidiary                            (10,398)     (6,004)         781
    Other operating activities                 127         (66)        (345)
                                          --------     -------     --------
      Net cash flows from operating
       activities                            8,757       9,585       13,499
                                          --------     -------     --------
Cash flows from investing activities
  Other investing activities                     -          22           22
                                          --------     -------     --------
      Net cash flows from investing
       activities                                -          22           22
                                          --------     -------     --------
Cash flows from financing activities
  Sale of common stock                         149         464          497
  Dividends paid                            (5,977)     (5,572)      (5,328)
  Treasury stock purchased                  (2,942)     (4,378)      (8,688)
                                          --------     -------     --------
      Net cash flows from financing
       activities                           (8,770)     (9,486)     (13,519)
                                          --------     -------     --------
Net change in cash                             (13)        121            2
Cash, beginning of year                        151          30           28
                                          --------     -------     --------
Cash, end of year                         $    138     $   151     $     30
                                          ========     =======     ========


NOTE 20 - SELECTED QUARTERLY FINANCIAL DATA (IN THOUSANDS) (Unaudited)

                                       Year Ended March 31, 2007
                         -----------------------------------------------------
                         1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                         -----------   -----------   -----------   -----------
                                         (Dollars in Thousands)

Interest income            $21,183       $22,993       $24,299       $24,125
Interest expense             8,501         9,860        10,877        10,895
                           -------       -------       -------       -------
Net interest income         12,682        13,133        13,422        13,230
Provision for loan losses      700           700           450             -
Noninterest income           1,474         1,437         1,419         1,508
Noninterest expense          6,550         6,876         7,054         7,381
                           -------       -------       -------       -------
Income before provision
 for income tax              6,906         6,994         7,337         7,357
Provision for income tax     2,324         2,344         2,454         2,444
                           -------       -------       -------       -------
Net income                 $ 4,582       $ 4,650       $ 4,883       $ 4,913
                           =======       =======       =======       =======

Basic earnings per share
 (adjusted for stock
 splits and dividends)     $  0.37       $  0.38       $  0.40       $  0.40
                           =======       =======       =======       =======

Diluted earnings per
 share (adjusted for
 stock splits and
 dividends)                $  0.37       $  0.37       $  0.39       $  0.40
                           =======       =======       =======       =======

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                MARCH 31, 2007, 2006, AND 2005
------------------------------------------------------------------------------

NOTE 20 - SELECTED QUARTERLY FINANCIAL DATA (IN THOUSANDS) (Unaudited)
(Continued)

                                     Year Ended March 31, 2006
                         -----------------------------------------------------
                                       (Dollars in Thousands)

                         1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                         -----------   -----------   -----------   -----------

Interest income            $15,536       $16,666       $18,194       $18,992
Interest expense             5,262         5,908         6,604         7,122
                           -------       -------       -------       -------
Net interest income         10,274        10,758        11,590        11,870
Provision for loan losses      725           750           800           300
Noninterest income           1,544         1,439         1,487           941
Noninterest expense          5,864         5,991         6,477         6,438
                           -------       -------       -------       -------
Income before provision
 for income tax              5,229         5,456         5,800         6,073
Provision for income tax     1,516         1,661         1,817         1,909
                           -------       -------       -------       -------
Net income                 $ 3,713       $ 3,795       $ 3,983       $ 4,164
                           =======       =======       =======       =======

Basic earnings per share
 (adjusted for stock
 splits and dividends)     $  0.30       $  0.30       $  0.32       $  0.34
                           =======       =======       =======       =======

Diluted earnings per
 share (adjusted for
 stock splits and
 dividends)                $  0.30       $  0.30       $  0.32       $  0.33
                           =======       =======       =======       =======

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

    (b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2007, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Corporation continued, however, to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls. The Corporation does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

    (c) Management's Annual Report on Internal Control over Financial Reporting. Management's report and the independent registered public accounting firm's attestation report are included in Item 8 of this Annual Report on Form 10-K for the year ended March 31, 2007 under the captions entitled "Management's Annual Report on Internal Control over Financial Reporting" and " Report of Independent Registered Public Accounting Firm."

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

Item 9B.  Other Information
---------------------------

    There was no information to be disclosed by the Corporation in a current report on Form 8-K during the fourth quarter of fiscal 2007 that was not so disclosed.

                                     PART III

Item 10.  Directors, Executive Officers and Corporate Governance
----------------------------------------------------------------

Directors and Executive Officers

    The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2007 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

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

Code of Ethics

    The Board of Directors have adopted Officer and Director Codes of Ethics. The Codes are applicable to each of the Corporation's directors and officers, including the principal executive officer and senior financial officers, and requires individuals to maintain the highest standards of professional
conduct.   A copy of the Code of Ethics applicable to the principal executive officer and senior financial officers is filed as an exhibit to this Annual Report on Form 10-K. The Corporation has not made the Codes of Ethics available on its website. The Corporation will provide a copy of the Codes of Ethics free of charge upon request.

Compliance with Section 16(a) of the Exchange Act

    The information contained under the section captioned "Section 16(a) Beneficial Ownership Reporting Compliance" is included in the Corporation's Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

    Information regarding management and director compensation and transactions with management and others is incorporated by reference to the section captioned "Executive Compensation" and "Director's Compensation" in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
----------------------------------------------------------------------------

    (a)   Security Ownership of Certain Beneficial Owners.

    The information contained under the section captioned "Security Ownership of Certain Beneficial Owners and Management" is included in the Corporation's Proxy Statement and is incorporated herein by reference.

    (b)   Security Ownership of Management

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

    (d)   Equity Compensation Plan Information

    The following table summarizes share and exercise price information about the Corporation's equity compensation plans as of March 31, 2007.

                                                                 Number of
                                                                securities
                                                                 remaining
                                                               available for
                          Number of                           future issuance
                         securities                            under equity
                        to be issued      Weighted-average     compensation
                       upon exercise of   exercise price     plans (excluding
                         outstanding      of outstanding        securities
                      options, warrants  options, warrants     reflected in
Plan category             and rights        and rights          column (a))
--------------------  -----------------  -----------------  ------------------
                             (a)                (b)                 (c)
Equity compensation
 plans approved by
 security holders:
  1995 Stock Option
  and Incentive
  Plan.............         143,692             7.67                   --
  2005 Incentive
  Stock Plan.......          40,783            18.46              862,013

Equity compensation
 plans not approved
 by security
 holders...........              --
                          ---------           ------             --------
  Total............         184,475            10.06              862,013
                          =========           ======             ========

Item 13.  Certain Relationships and Related Transactions, and Director
Independence
---------------------------------------------------------------------

    The information contained under the sections captioned "Meetings and Committees of the Board of Directors and Corporate Governance -- Corporate Governance -- Related Party Transactions" and "Meetings and Committees of the Board of Directors and Corporate Governance Matters -- Corporate Governance -- Director Independence" are included in the Company's Proxy Statement and are incorporated herein by reference.

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

        10.3   1986 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on
               Form S-8 (File No. 33-99780))
        10.4   1995 Stock Option Plan (incorporated by reference to Exhibit
               99.2 to the Registrant's Registration Statement on Form S-8
              (File No. 33-99780))
        10.5 Bank of Bellingham 1993 Employee Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant's
               Registration Statement on Form S-8 (File No. 33-88571))
        10.6   Severance Agreement with Dennis C. Joines (incorporated by reference to the  Registrant's Annual Report on Form 10-K for
               the year ended March 31, 2002)
        10.7   Severance Agreement with Richard P. Jacobson (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended June 30, 2002)
        10.8   Severance Agreement with Steve Hoekstra (incorporated by
               reference to the Registrant's Quarterly Report on Form 10-Q for
               the quarter ended June 30, 2002)
        10.9   Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File
               No. 333-127178))
        10.10  Form of Incentive Stock Option Award Agreement under the 2005
               Stock Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated
               July 27, 2005)
        10.11  Form of Non-qualified Stock Option Award Agreement under the
               2005 Stock Incentive Plan (incorporated by reference to Exhibit
               99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
        10.12  Form of Restricted Stock Award Agreement under the 2005 Stock
               Incentive Plan (incorporated by reference to Exhibit 99.1
               contained in the Registrant's Current Report on Form 8-K dated
               July 27, 2005)
        14     Code of Ethics
        21     Subsidiaries of the Registrant
        23     Consent of Moss Adams LLP, Independent Registered Public
               Accounting Firm
        31.1   Certification of Chief Executive Officer Pursuant to Section
               302 of the Sarbanes-Oxley Act
        31.2   Certification of Chief Financial Officer Pursuant to Section
               302 of the Sarbanes-Oxley Act
        32     Certification of Chief Executive Officer and Chief Financial
               Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

    (b) Financial Statement Schedules

        The Consolidated Financial Statements and Notes thereto are included in Item 8 of this Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         HORIZON FINANCIAL CORP.

 Date:  June 13, 2007                    By: /s/V. Lawrence Evans
                                             ----------------------------
                                             V. Lawrence Evans
                                             Chairman of the Board, Chief
                                             Executive Officer, and President
                                            (Duly Authorized Representative)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/V. Lawrence Evans                 By: /s/Robert C. Diehl
    --------------------------               ----------------------------
    V. Lawrence Evans                        Robert C. Diehl
    Chairman of the Board, Chief             Director
    Executive Officer, and President

Date:   June 13, 2007                    Date:   June 13, 2007


By: /s/Richard P. Jacobson               By: /s/Fred R. Miller
    --------------------------               ----------------------------
    Richard P. Jacobson                      Fred R. Miller
    Principal Financial Officer              Director

Date:  June 13, 2007                     Date:   June 13, 2007


By: /s/Dennis C. Joines                  By: /s/James A. Strengholt
    --------------------------               ----------------------------
    Dennis C. Joines                         James A. Strengholt
    President, Chief Operating Officer       Director
    and Director of Horizon Bank, and
    Executive Vice President and
    Director of Horizon Financial Corp.

Date:  June 13, 2007                     Date:  June 13, 2007


By: /s/Kelli J. Holz                     By: /s/Robert C. Tauscher
    --------------------------               ----------------------------
    Kelli J. Holz                            Robert C. Tauscher
    Principal Accounting Officer             Director

Date: June 13, 2007                      Date: June 13, 2007

By: /s/Richard R. Haggen                 By: /s/Gary E. Goodman
    --------------------------               ----------------------------
    Richard R. Haggen                        Gary E. Goodman
    Director                                 Director

Date: June 13, 2007                      Date: June 13, 2007

                                  EXHIBIT INDEX

Exhibit  14     Code of Ethics

Exhibit  21     Subsidiaries of the Registrant

Exhibit 23 Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

                                    Exhibit 14

                                  Code of Ethics

                              CODE OF ETHICS FOR
                        OFFICER, DIRECTOR AND EMPLOYEE
                          (HORIZON FINANCIAL CORP)

The Business of Horizon Financial Corp.

The business of Horizon Financial Corp. ("Horizon") and its affiliates includes a full array of retail banking and related services. During the performance of our duties, it is necessary to interact with customers, suppliers and professional groups. These groups place their trust in us and accordingly, we have the responsibility to keep this trust and be in strict compliance with all applicable laws and regulations.

Horizon requires corporate and affiliate officers, directors, and employees to observe a high standard of ethics in business and personal matters. The following Code of Ethics specifies certain standards for the guidance of all officers, directors and employees. The Code should be considered as illustrative, but not regarded as all-inclusive.

Failure to comply with all policies and procedures may result in disciplinary action, up to and including termination of employment. Any questions regarding proper code of conduct should be referred to the Corporation's Human Resources Department.

Conflict of Interest/Outside Interests

All officers, directors and employees should avoid situations which could result in, or give the appearance of, a conflict of interest concerning either Horizon or its stockholders, or any affiliate or its customers. Personal interest which could affect the proper exercise of judgment must be avoided. In those cases where personal interests do exist, or may appear to exist, the officer, director or employee in question should disqualify himself or herself and permit other members of our staff to handle the transaction.

In determining whether a conflict of interest could exist, officers, directors and employees should remember that the rules also apply to their spouses and adult children, where appropriate. For example, a conflict of interest would arise where the spouse of an employee was offered a business opportunity on account of the employee's position at Horizon.

Having a business or other employment outside Horizon is permissible provided that it does not conflict with the officer or employee's duties or the time and attention required of his or her position at Horizon. Also, the business or employment cannot be directly competitive with Horizon.

Acceptance of membership on outside boards involves possible conflicts of interest. Officers, directors, and employees are encouraged to participate in civic, charitable and religious organizations; any other such organization, or position therewith, should be authorized by appropriate management.
Situations which might be in conflict with this policy should be cleared with Human Resources.

Confidential Information

The confidential nature of bank accounts and company resources in general is a fundamental precept in financial services. It is important that our officers, directors and employees be constantly alert to the responsibility of maintaining confidentiality.

All information obtained by virtue of employment with Horizon should be held in strictest confidence. This includes financial and personal information of customers, including fellow employees, as well as Horizon's financial information and information related to its internal affairs, competitive position, strategic planning and regulator actions. Confidential information must not be disclosed to anyone except as required for business transactions or as required by law.

Confidential information pertaining to Horizon or its customers, suppliers, stockholders and employees is to be used solely for corporate purposes and not as a basis for personal gain by officers, directors, or employees.

In certain instances, confidential information could be considered "insider information" within the meaning of federal and state securities laws. Disclosure or use of such information for personal gain or for avoiding personal loss could result in substantial civil and criminal penalties to individuals who disclose or who use this information. Officers and employees must be extremely cautious in discussing the corporate affairs of Horizon with its customers or with outsiders, including with stockholders of Horizon who do not have a right to such information before an announcement is made to all stockholders of Horizon.

Trading in Horizon's Stock

Officers and employees are encouraged to participate and maintain ownership in the stock of Horizon. While there are occasions that dictate the purchase or sale of any investment, active buying and selling of Horizon's common stock in order to make short term profits is discouraged. Officers and employees are cautioned that the Securities and Exchange Commission has stringent rules and regulations related to trading securities while in the possession of material, non-public information.

There may be occasions when, in the course of your normal duties, you become aware of certain facts related to Horizon such as earnings, expansion plans, potential acquisition or other similar situations which may reasonably be expected to be important to the investing public. Insider information is information that has not been publicly released and which a reasonable person would consider important in determining whether to buy, sell or hold securities. Until such information is disseminated to the general public through a press release or other public announcement, officers and employees are prohibited from either purchasing or selling Horizon's stock. Violation of this policy could subject officers or employees to possible action by the Securities and Exchange Commission, the result of which may include fines and/or imprisonment. More detailed information in this regard is contained in the Corporation's Insider Trading Guidelines.

Gifts and Entertainment

In the matter of gratuities to officers or employees, circumstances must govern. Substantial gifts and excessive entertainment from our customers and suppliers should be courteously and tactfully declined. Commissions, fees or propositions involving personal gain to an officer or employee in connection with the handling of a transaction are highly improper and in some cases, illegal.

No officer or employee or member of his or her immediate family should give or accept cash, gifts, special accommodations or other favors from anyone with whom the person is negotiating, soliciting or doing business with on behalf of Horizon. Similarly, officers and employees may not solicit or accept personal fees, commissions or other forms of remuneration because of any transaction or business involving Horizon.

The preceding prohibitions are not applicable to entertainment or hospitality of a reasonable value, or gifts (but never cash), which under the circumstances, are of limited or nominal value. The acceptance of gifts of more than a nominal value could be considered as an attempt at bribery and could subject both the giver and the recipient to felony charges as well as the penalties prescribed under the Bank Bribery Act. 18 U.S.C. Section 215. The Bank Bribery Act also covers agents or attorneys of a financial institution.

Full and timely disclosure to a supervisor must be made with respect to entertainment, hospitality or gifts received. Any question or doubt as to the appropriateness of their receipt should be referred to the Corporation's Human Resources Manager. If necessary, personnel in the human resources department will consult with legal counsel in this regard. The tactful communication of the limitations of this policy to the donors of gifts is also strongly encouraged.

Personal Reputation

Loyalty, fidelity and good morals are assumed qualities of those who represent Horizon but, nevertheless, need to be emphasized. It is imperative that each individual display conduct at all times so as to reflect credit on Horizon and its directors, officers and employees. A reputation for good morals, ethics and integrity is within the reach of all, and officers and employees must remain above reproach throughout their business career.

Community and Political Activity

As an institution, Horizon cannot and should not engage in politics. Officers and employees, however, are encouraged to stay well informed on local, state and national affairs and to meet their responsibility to vote in all elections. Officers and employees should ensure that their participation in political activities in no way reflects unfavorably on Horizon. Community and political activities by officers and employees are encouraged, provided that participation:

     *  is accomplished in a legal manner;
     *  does not interfere with work performance for Horizon; and
     * occurs in such a manner which clearly indicates that the officer or employee does not speak for Horizon.

Before running for an elected political office or accepting an appointment to a federal, state or local government office, the officer or employee must discuss the position with Horizon's Chief Executive Officer.

Federal law prohibits Horizon from making political contributions to parties or candidates. The use of any corporate funds, supplies, special services, equipment or labor for political purposes must be avoided as such use is illegal. Additionally, no reimbursement will be made to any individual for political contributions or for the cost of attendance at any political function. Fund-raising efforts for any purpose should be avoided if there is any possibility of an adverse effect on the reputation of Horizon.

Illegal Activity

Officers, directors and employees are expected to abide by all local, state and federal laws, regulations and guidelines. Officers or employees engaged in activities found to be in conflict with and against these laws, regulations or guidelines will be subject to disciplinary action, up to and including termination of employment. Examples of illegal activity include, but are not limited to:

     *  embezzlement;
     *  unauthorized sale of information;
     *  frauds such as forgery, counterfeiting and check kiting;
     *  unauthorized use of funds, revenues and fees;
     *  abuse of expense, asset and liability accounts; and
     *  sexual harassment or discrimination.

In addition, any officer or employee who is charged with, or is entering into a pretrial diversion or similar program for, any crime involving breach of trust, dishonesty, money laundering, a drug-related offense, a crime of violence or a felony must immediately notify the Corporation's Chief Executive Officer.

Integrity

Horizon presents its organization honestly to its officers and employees, and in turn, expects officers and employees to be honest in their dealings with Horizon,its customers and fellow employees. We expect people to be honest in their handling of money, merchandise and property with which they are entrusted. Officers and employees are also expected to be honest with respect to the time, effort and complete performance of their jobs as well as when dealing with others. The vast majority of officers and employees are of high ethical character; however, if a dishonest individual is discovered, the individual will be dealt with quickly and effectively.

Board Approved 07/2006

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


_______
(a) The operation of the Corporation's wholly owned subsidiaries are included in the Consolidated Financial Statements contained in the Item 8 of this Form 10-K.

(b)   Wholly-owned subsidiary of Horizon Bank.

                                  Exhibit 23

             Consent of Independent Registered Public Accounting Firm

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Horizon Financial Corp. and Subsidiary

We consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-99780) of Horizon Financial Corp. pertaining to the 1995 Stock Option Plan and the Registration Statement on Form S-8 (No. 333-127178) pertaining to the Horizon Financial Corp. 2005 Incentive Stock Plan; of our report dated June 13, 2007 relating to the consolidated statement of financial position of Horizon Financial Corp. and Subsidiary as of March 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2007, and in our same report, with respect to Horizon Financial Corp. and Subsidiary management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, appearing in this Annual Report on Form 10-K of Horizon Financial Corp. and Subsidiary, for the year ended March 31, 2007.

/s/Moss Adams LLP

Everett, Washington
June 13, 2007

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


Date: June 13, 2007                     /s/V. Lawrence Evans
                                        ------------------------------
                                        V. Lawrence Evans
                                        Chief Executive Officer and President

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


Date: June 13, 2007                       /s/Richard P. Jacobson
                                          ------------------------------
                                          Richard P. Jacobson
                                          Chief Financial Officer

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


    The undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and in connection with this Annual Report on Form 10-K, that:

    1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

    2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.



/s/V.Lawrence Evans                         /s/Richard P. Jacobson
------------------------------              ----------------------------
V. Lawrence Evans                           Richard P. Jacobson
Chief Executive Officer                     Chief Financial Officer

Dated: June 13, 2007