Form 10-Q
period 2007-06-30
HORIZON FINANCIAL CORP
filed 2007-08-08
CIK 1002682

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND
                             EXCHANGE ACT of 1934

                For the quarterly period ended June 30, 2007
                                               -------------
                                     OR

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

Large accelerated filer     Accelerated filer  X  Non-accelerated filer
                       ----                   ----                      ----

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act).

                                YES    NO X
                                    --   ---

As of August 1, 2007, 12,161,983 common shares, $1.00 par value, were outstanding.

                              HORIZON FINANCIAL CORP.

INDEX                                                                PAGE
-----                                                                ----

PART 1      FINANCIAL INFORMATION

Item 1      Financial Statements

            Consolidated Statements of Financial Position              2

            Consolidated Statements of Income                          3

            Consolidated Statements of Stockholders' Equity            4

            Consolidated Statements of Cash Flows                      5

            Selected Notes to Consolidated Financial Statements       6-9

Item 2      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  10-20

Item 3      Quantitative and Qualitative Disclosures About
                Market Risk                                            20

Item 4      Controls and Procedures                                    20


PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                          21

Item 1A     Risk Factors                                               21

Item 2      Unregistered Sales of Equity Securities and Use
                of Proceeds                                            21

Item 3      Defaults Upon Senior Securities                            21

Item 4      Submission of Matters to a Vote of Security Holders        21

Item 5      Other Information                                          22

Item 6      Exhibits                                                   22

            SIGNATURES                                                 23

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements (unaudited)

                            HORIZON FINANCIAL CORP.
           Consolidated Statements of Financial Position (unaudited)

                                    ASSETS
                                                 June 30,       March 31,
(In thousands, except share data)                   2007            2007
                                               ----------     ----------

Cash and cash equivalents                      $   35,000     $   40,833
Interest-bearing deposits                           8,665          5,379
Investment securities
   Available-for-sale                              54,041         52,865
   Held-to-maturity                                   370            370
Mortgage-backed securities
   Available-for-sale                              30,374         26,233
   Held-to-maturity                                   118            148
Federal Home Loan Bank stock                        7,247          7,247
Loans held for sale                                 3,240          4,493
Loans receivable, net of allowance of
   loan losses of $16,262 at June 30 and
   $15,889 at March 31                          1,084,548      1,054,870
Investment in real estate in a joint venture       17,302         17,169
Accrued interest and dividends receivable           7,134          6,626
Bank premises and equipment, net                   28,673         27,631
Deferred income tax receivable                      3,736          3,733
Real estate owned                                     725            725
Other assets                                       22,368         22,005
                                               ----------    -----------
TOTAL ASSETS                                   $1,303,541    $ 1,270,327
                                               ==========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                       $  987,704    $   975,295
Accounts payable and other liabilities              7,588          9,508
Other borrowed funds                              157,100        138,715
Borrowing related to investment in real
 estate in a joint venture                         20,689         20,243
Advances by borrowers for taxes and insurance         196            454
Income tax currently payable                        2,628            237
Deferred compensation                               2,001          2,020
                                               ----------    -----------
     Total liabilities                          1,177,906      1,146,472
                                               ----------    -----------
COMMITMENTS AND CONTINGENCIES                           -              -

STOCKHOLDERS' EQUITY
   Serial preferred stock, $1 par value,
     10,000,000 shares, authorized; none
     issued or outstanding                              -              -
   Common stock, $1 par value, 30,000,000 shares
     authorized; 12,186,224 and 12,254,476 issued
     and outstanding, respectively                 12,186         12,254
   Additional paid-in capital                      51,283         51,489
   Retained earnings                               58,850         56,770
   Accumulated other comprehensive income,
     net of tax                                     3,316          3,342
                                               ----------    -----------
     Total stockholders' equity                   125,635        123,855
                                               ----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $1,303,541    $ 1,270,327
                                               ==========    ===========

                (See Notes to Consolidated Financial Statements)

                              HORIZON FINANCIAL CORP.
                   Consolidated Statements of Income (unaudited)

                                                     Three months ended
                                                          June 30,
(In thousands, except share data)                   2007            2006
                                                 ----------     -----------
INTEREST INCOME
  Interest on loans                              $   23,884     $    20,170
  Interest on investments and mortgage-backed
   securities                                         1,014           1,013
                                                 ----------     -----------
     Total interest income                           24,898          21,183
                                                 ----------     -----------
INTEREST EXPENSE
  Interest on deposits                                9,466           6,591
  Interest on other borrowings                        1,991           1,910
                                                 ----------     -----------
     Total interest expense                          11,457           8,501
                                                 ----------     -----------
     Net interest income                             13,441          12,682

PROVISION FOR LOAN LOSSES                               400             700
                                                 ----------     -----------
     Net interest income after provision for
      loan losses                                    13,041          11,982
                                                 ----------     -----------
NONINTEREST INCOME
  Service fees                                          881             867
  Other                                                 495             372
  Net gain on sales of loans - servicing released       314             225
  Net gain on sales of loans - servicing retained        13               5
  Net gain on sale of investment securities               -               5
                                                 ----------     -----------
     Total noninterest income                         1,703           1,474
                                                 ----------     -----------
NONINTEREST EXPENSE
  Compensation and employee benefits                  4,132           3,867
  Building occupancy                                  1,084             953
  Other expenses                                      1,593           1,338
  Data processing                                       241             217
  Advertising                                           205             175
                                                 ----------     -----------
     Total noninterest expense                        7,255           6,550
                                                 ----------     -----------
NET INCOME BEFORE PROVISION FOR INCOME TAX            7,489           6,906

PROVISION FOR INCOME TAX                              2,473           2,324
                                                 ----------     -----------
NET INCOME                                       $    5,016     $     4,582
                                                 ==========     ===========

BASIC EARNINGS PER SHARE                             $ 0.41         $ 0.37*
                                                     ======         =======
DILUTED EARNINGS PER SHARE                           $ 0.41         $ 0.37*
                                                     ======         =======
*Restated for the 5 for 4 stock split, paid in the form of a 25% stock dividend on October 23, 2006.

                 (See Notes to Consolidated Financial Statements)

                                        HORIZON FINANCIAL CORP.
                            Consolidated Statements of Stockholders' Equity
                               Three Months Ended June 30, 2007 and 2006
                                              (unaudited)

                                 Common Stock                                     Accumulated
                             ----------------------    Additional                   Other       Treasury
(In thousands,               Number of                  Paid-In      Retained    Comprehensive    Stock
except share data)            Shares       At Par       Capital      Earnings    Income (Loss)   At Cost
                             ---------  -----------   -----------   -----------  ------------   ----------
BALANCE, March 31, 2006       9,898       $ 9,898       $54,116       $45,991        $3,318        $     -
Comprehensive income
 Net income                       -             -             -         4,582             -              -
 Other comprehensive income
  Change in unrealized losses
   on available-for-sale
   securities, net tax
   benefit of $206                -             -              -            -          (383)             -
  Total other comprehensive
   income                         -             -              -            -                            -
Comprehensive income              -             -              -            -             -              -
Cash dividends on common
 stock at $.15/sh                 -             -              -       (1,474)            -              -
Stock options exercised           3             3             15            -             -              -
Stock award plan                  -             -             19            -             -              -
Tax benefit associated with
 stock options                    -             -              3            -             -              -
Treasury stock purchased          -             -              -            -             -         (1,687)
Retirement of treasury stock    (73)          (73)          (415)      (1,199)            -          1,687
                             ------       -------        -------      -------        ------        -------
BALANCE, June 30, 2006        9,828       $ 9,828        $53,738      $47,900        $2,935        $     -
                             ======       =======        =======      =======        ======        =======

BALANCE, March 31, 2007      12,254       $12,254        $51,489      $56,770        $3,342        $     -
Comprehensive income
 Net income                       -             -              -        5,016             -              -
 Other comprehensive income
  Change in unrealized gains
   on available-for-sale
   securities, net tax
   benefit of $14                 -             -              -            -           (26)             -
  Total other comprehensive
   income                         -             -              -            -             -              -
Comprehensive income              -             -              -            -             -              -
Cash dividends on common
 stock at $.13/sh                 -             -              -       (1,583)            -              -
Stock options exercised           6             6             30            -             -              -
Stock award plan                  6             6             87            -             -              -
Tax benefit associated
 with stock options               -             -             34            -             -              -
Treasury stock purchased          -             -              -            -             -         (1,790)
Retirement of treasury stock    (80)          (80)          (357)      (1,353)            -          1,790
                             ------       -------        -------      -------        ------        -------
BALANCE, June 30, 2007       12,186       $12,186        $51,283      $58,850        $3,316        $     -
                             ======       =======        =======      =======        ======        =======

                                                      Total
                               Stockholders'      Comprehensive
                                  Equity              Income
                               ------------       --------------

BALANCE, March 31, 2006         $113,323
Comprehensive income
 Net income                        4,582             $4,582
 Other comprehensive income
  Change in unrealized losses
   on available-for-sale
   securities, net tax
   benefit of $206                  (383)              (383)
                                                     ------
  Total other comprehensive
   income                              -               (383)
                                                     ------
Comprehensive income                   -             $4,199
                                                     ======
Cash dividends on common
 stock at $.15/sh                 (1,474)
Stock options exercised               18
Stock award plan                      19
Tax benefit associated with
 stock options                         3
Treasury stock purchased          (1,687)
Retirement of treasury stock           -
                                --------
BALANCE, June 30, 2006          $114,401
                                ========

BALANCE, March 31, 2007         $123,855
Comprehensive income
 Net income                        5,016             $5,016
 Other comprehensive income
  Change in unrealized gains
   on available-for-sale
   securities, net tax
   benefit of $14                    (26)               (26)
                                                     ------
  Total other comprehensive
   income                              -                (26)
                                                     ------
Comprehensive income                   -             $4,990
                                                     ======
Cash dividends on common
 stock at $.13/sh                 (1,583)
Stock options exercised               36
Stock award plan                      93
Tax benefit associated
 with stock options                   34
Treasury stock purchased          (1,790)
Retirement of treasury stock           -
                                --------
BALANCE, June 30, 2007          $125,635
                                ========

                          (See Notes to Consolidated Financial Statements)

                             HORIZON FINANCIAL CORP.
                 Consolidated Statements of Cash Flows (unaudited)

                                                        Three Months Ended
(In thousands, except share data)                             June 30,
                                                       2007           2006
CASH FLOWS FROM OPERATING ACTIVITIES               -----------    -----------
  Net income                                       $     5,016    $     4,582
Adjustments to reconcile net income to net
cash provided by operating activities
  Depreciation and amortization                            132             39
  Stock award plan compensation                             93             19
  Provision for deferred income tax                         12            (14)
  Provision for loan losses                                400            700
  Excess tax benefits from the exercise of
   stock options                                           (34)            (3)
Changes in assets and liabilities
  Accrued interest and dividends receivable               (508)          (650)
  Interest payable                                        (462)           945
  Net change in loans held for sale                      1,253          1,810
  Federal income tax payable                             2,391          2,335
  Other assets                                            (329)           586
  Other liabilities                                     (1,787)        (3,396)
                                                   -----------    -----------
     Net cash flows from operating activities            6,177          6,953
                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in interest-bearing deposits, net          (3,286)         5,167
  Purchases of investment securities - available-
   for-sale                                             (5,655)             -
  Proceeds from sales and maturities of
   investment securities - available-for-sale            4,874             28
  Purchases of mortgage-backed securities -
   available-for-sale                                   (6,050)        (7,335)
  Proceeds from maturities of mortgage-backed
   securities - available-for-sale                       1,473          4,459
  Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                            30             92
  Net change in loans                                  (29,730)       (69,096)
  Purchases of bank premises and equipment              (1,522)        (1,841)
  Net change in investment in joint venture               (133)           (40)
                                                   -----------    -----------
     Net cash flows from investing activities          (39,999)       (68,566)
                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                12,409         57,834
  Advances from other borrowed funds                   107,885         78,574
  Repayments of other borrowed funds                   (89,500)       (63,000)
  Advances on borrowing related to investment in
   real estate in a joint venture                          446            454
  Common stock issued, net                                  36             18
  Tax benefit associated with stock options                 34              3
  Cash dividends paid                                   (1,531)        (1,435)
  Treasury stock purchased                              (1,790)        (1,687)
                                                   -----------    -----------
     Net cash flows from financing activities           27,989         70,761
                                                   -----------    -----------
NET CHANGE IN CASH AND CASH EQUIVALENTS                 (5,833)         9,148

CASH AND CASH EQUIVALENTS, beginning of period          40,833         24,190
                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of period           $    35,000    $    33,338
                                                   ===========    ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest         $    11,919    $     7,556
                                                   ===========    ===========
  Cash paid during the period for income tax       $        30    $         -
                                                   ===========    ===========
                 (See Notes to Consolidated Financial Statements)

                             HORIZON FINANCIAL CORP.
                SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED JUNE 30, 2007
                                  (unaudited)

NOTE 1 -  Basis of Presentation and Significant Accounting Policies

Basis of Presentation
---------------------

     The consolidated financial statements as of and for the three months ended June 30, 2007, include the accounts of Horizon Financial Corp. (Horizon Financial or the Corporation), and its wholly-owned subsidiary Horizon Bank (Horizon Bank or the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the three month periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. Annual Report on Form 10-K for the year ended March 31, 2007.

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

Significant Accounting Policies
-------------------------------

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities in which an enterprise holds a variable interest. In October 2004, the Bank's wholly owned subsidiary, Westward Financial Services, Inc. (Westward Financial), entered into a real estate development joint venture with Greenbriar Northwest LLC (GBNW), an established residential land development company headquartered in Bellingham, Washington. The Corporation believes that GBNW is a variable interest entity. Under FIN 46 GBNW is consolidated in the Corporation's consolidated balance sheet. The Corporation also accounts for the portion not owned by Westward Financial, as a minority interest. The investment in real estate is recorded as an asset and the related debt is recorded as the Corporation's liability. The real estate joint venture has a carrying amount of approximately $17.3 million, with a related borrowing of approximately $20.7 million. No income is currently being recognized in the Corporation's financial statements; however, in accordance with FIN 46, one-half of the related funding expense is included in the Corporation's interest on other borrowings expense which amounts to approximately $145,000 and $121,000 for the three months ended June 30, 2007 and 2006, respectively.

NOTE 2 -  Stockholders' Equity

Earnings Per Share
------------------

     The following table illustrates the reconciliation of weighted average shares, as adjusted, used for earnings per share for the noted periods:

                                                 Three months ended
                                                       June 30,
                                              --------------------------
                                                 2007            2006
                                              -----------     ----------
Basic weighted average shares outstanding 12,227,372 12,340,146 Incremental shares from unexercised stock
 options and unvested restricted stock awards     112,480        108,475
                                               ----------     ----------
Diluted weighted average shares outstanding    12,339,852     12,448,621
                                               ==========     ==========

As of June 30, 2007 and 2006 there were no anti-dilutive shares outstanding related to options to acquire the Corporation's common stock.

Cash Dividend Declared
----------------------

     On June 26, 2007, the Corporation announced a quarterly cash dividend of
13.0 cents per share payable on August 1, 2007 to stockholders of record on July 10, 2007.

NOTE 3 -  Share Based Payment and Stock Option and Award Plans

Share Based Payment
-------------------

     The Corporation adopted Statement of Financial Accounting Standard (SFAS or Statement) No. 123R, Share-Based Payment, (SFAS 123R) on April 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after March 31, 2006 are measured and accounted for in accordance with Statement 123R. Also under this method, expense is recognized for unvested awards that were granted prior to April 1, 2006 based upon the fair value determined at the grant date under Statement 123, Accounting for Stock-based Compensation. For the three months ended June 30, 2007 and 2006, the Corporation recognized $93,000 and $19,000, respectively, in stock option and restricted stock award compensation expense as a component of salaries and benefits. As of June 30, 2007, there was approximately $1.1 million of total unrecognized compensation cost related to nonvested options and restricted stock awards which is scheduled to amortize over the next four years.

     The Corporation measures the fair value of each stock option grant at the date of grant, using the Black Scholes option pricing model. The weighted average fair value of options granted during the three months ended June 30, 2007, was $4.63 per share, as adjusted. The following assumptions were used in arriving at the fair value of options granted during the three months ended June 30:

                                                  Three Months Ended
                                                     June 30, 2007
                                                     -------------
     Risk-free interest rate                             4.95%
     Dividend yield rate                                 2.37%
     Price volatility                                   26.16%
     Expected life of options                         3.51 years

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

NOTE 3 -  Share Based Payment and Stock Option and Award Plans (continued)

Stock Option and Award Plans
----------------------------

     The Corporation may grant options and/or awards for a maximum of 937,500 shares, as adjusted, of authorized common stock to certain officers and key employees under the 2005 Incentive Stock Plan. Activity during the quarter ended June 30, 2007 also included options granted under the 1995 Stock Option and Incentive Plan, which allowed for a maximum of 743,906 shares, as restated, of authorized common stock to be awarded. Options and awards are granted at no less than fair market value and may or may not vest immediately upon issuance based on the terms established by the Board of Directors. Options and awards are generally exercisable within one to five years from date of grant and expire after ten years.

     The following table summarizes stock option and award activity for the three months ended June 30, 2007 under both the 1995 and 2005 incentive stock plans:

                              Shares of Common Stock
                            --------------------------    Weighted Average
                            Available for Outstanding Exercise Price of Option/Award Under Plan Shares Under Plan
                            ------------   -----------    -----------------

Balance, March 31, 2007          862,013       184,475
  Restricted stock awards        (28,500)            -        $  21.97
  Options granted                (24,362)       24,362        $  21.97
  Options exercised                    -        (6,132)       $   6.00
  Lapsed                           1,357          (910)       $  18.81
  Expired                              -             -
                            ------------   -----------        --------
Balance, June 30, 2007           810,508       201,795        $  11.57
                            ============   ===========        ========

Financial data pertaining to outstanding stock options and exercisable stock options at June 30, 2007 is as follows:

                          Options Outstanding            Options Exercisable
                   -----------------------------------  ----------------------
                                Weighted
                                 Average      Weighted                Weighted
     Range of                   Remaining     Average                  Average
     Exercise       Number     Contractual    Exercise    Number      Exercise
     Prices       Outstanding     Life        Price     Exercisable     Price
----------------  -----------  -----------   ---------  -----------   --------

 $ 5.00 to $ 9.99    118,255    3.14 years     $  6.74     118,255     $  6.74
 $10.00 to $14.99     10,000    5.90 years     $ 12.00       9,374     $ 11.85
 $15.00 to $19.99     49,178    8.37 years     $ 17.96      18,070     $ 17.21
 $20.00 to $25.00     24,362    9.83 years     $ 21.97           -     $     -
                  ----------    ----------     -------     -------     -------
       Total         201,795    5.36 years     $ 11.57     145,699     $  8.37
                  ==========    ==========     =======     =======     =======

     At June 30, 2007 and 2006, the total intrinsic value (amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date) of options exercisable was $2.0 million and $2.2 million, respectively.

NOTE 4 -  Impact of New Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of SFAS No. 109) (FIN 48). Under FIN 48, a tax position shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The adoptions of FIN 48 on April 1, 2007, did not have a material impact on the Corporation's consolidated financial statements, results of operations or liquidity.

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

     The Bank's operations are conducted through 19 full-service office facilities, four commercial loan centers, and four real estate loan centers, located in Whatcom, Skagit, Snohomish, and Pierce counties in Northwest Washington. In April 2005, the Bank opened a full service office in Lakewood, Washington, located in Pierce County, just south of Tacoma. The Bank opened a full service regional facility in June 2006, which replaced the Bank's existing office and commercial banking center in south Everett. During the quarter ended June 30, 2007, the Bank opened a full service retail office and a real estate loan center in Puyallup, Washington to expand its presence in Pierce County.

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

Business Strategy
-----------------

     The Bank's business strategy is to operate as a well-capitalized, profitable and independent community bank, dedicated to commercial lending, home mortgage lending, consumer lending, small business lending and providing quality financial services to local personal and business customers. The Bank has sought to implement this strategy by: (i) focusing on commercial banking opportunities; (ii) continued efforts towards the origination of residential mortgage loans, including one- to- four family residential construction and land development loans; (iii) providing high quality, personalized financial services to individuals and business customers and communities served by its branch network; (iv) selling many of its fixed rate mortgages in the secondary market; (v) focusing on asset quality; (vi) containing operating expenses; and
(vii) maintaining capital in excess of regulatory requirements combined with prudent growth.

Operating Strategy
------------------

     The Corporation serves as a holding company for the Bank and other subsidiaries whereby it provides strategic oversight, management, access to capital and other resources and activities typically performed by bank holding companies. The operating strategy of the Corporation has been to expand and diversify its consolidated operations across a variety of companies and/or operating units that are engaged in complementary, but different, businesses and/or operating strategies. This diversification strategy is expected to continue as opportunities arise, although there are no specific acquisitions or new business formations planned at this time. The Bank currently has two offices and one real estate loan center in Pierce County (south of King County), with its remaining offices located north of King County. Management has further indicated that the market areas just outside King County (including, but not necessarily limited to Snohomish, Pierce, Kitsap and Thurston counties) are logical areas for potential future expansion, as these markets have characteristics most similar to those in which the Bank has experienced previous success.

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

     The Corporation's profitability depends primarily on its net interest income, which is the difference between the income it receives on the Bank's loan and investment portfolio and the Bank's cost of funds, which consists of interest paid on deposits and borrowings. The Bank reviews its opportunities with respect to both assets and liabilities. In the past few years, for example, the Bank chose to concentrate its commercial lending efforts on growing its Prime based loan portfolio, at a time when many lenders were offering fixed rate real estate loans at sub-Prime rates. In this regard, the Bank's loan portfolio growth was heavily concentrated in the active real estate development and construction markets in the Puget Sound region.
Through its excellent relationships with established real estate developers and builders, the Bank's experienced loan officers were successful at growing this portion of the Bank's portfolio, which is primarily Prime based business. This has been beneficial in recent years, with the Federal Reserve's Open Market Committee's efforts to increase short terms interest rates, which have in turn increased the Prime lending rate. The results of this strategy are discussed in more detail in the section entitled "Comparison of Operating Results for the Three Months Ended June 30, 2007 and June 30, 2006". On the liability side of the balance sheet, the impact of these increasing rates has also impacted the Bank's earnings. Management acknowledges that there is a lag effect in this regard, as the rates on the Bank's certificate of deposit liabilities do not adjust instantly, rather the impact occurs more gradually as the certificates of deposit mature and reprice in this higher rate environment.

     Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Corporation's profitability is also affected by the level of the Bank's other income and expenses. Other noninterest income includes income associated with the origination and sale of mortgage loans, loan servicing fees, deposit account related fees, and net gains and losses on sales of interest-earning assets. This portion of the Bank's income is heavily dependent on the Bank's success at originating and selling one-to-four family mortgage loans into the secondary market. In addition, the Bank's ability to generate fee income on its deposit accounts impacts this portion of the Bank's income stream. In fiscal 2006, the Bank introduced an Overdraft Protection service, which increased the deposit related fee income and is discussed in more detail in the section entitled "Comparison of Operating Results for the Three Months Ended June 30, 2007 and June 30, 2006."

     Other noninterest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. In fiscal 2006, the Bank began a Bank-wide efficiency initiative, soliciting input from all employees and implementing many of the suggestions it received. This is an ongoing process, as management continues to look for ways to improve efficiency. To encourage employees to participate in this initiative, the Bank has added a profitability component to the incentive portion of the employee's pay, and efficiency accounts for one-third of this profitability component. Also during fiscal 2006, the Bank formed a Core Data Processor task team, to analyze ways to best utilize its new data processing system. At the time of the data processing conversion in November 2004, the focus was appropriately on converting the data from the previous system. Subsequently, the focus shifted to ensuring that the Bank was taking advantage of the benefits offered by the new system, and this is a process that will continue in future years along with the efficiency initiative discussed above.

     Finally, the Corporation's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation, regulation, and monetary and fiscal policies.

Financial Condition
-------------------

     Total consolidated assets for the Corporation at June 30, 2007, were relatively unchanged at $1.3 billion, reflecting an increase of 2.6% from March 31, 2007. This increase in assets was primarily a result of the growth in loans receivable, which increased 2.8% to $1.1 billion at June 30, 2007 from $1.0 billion at March 31, 2007. The growth in loans receivable was primarily attributable to a $35.4 million, or 6.4%, increase in construction and land development and commercial loan categories since March 31, 2007. The Bank continued its focus on expanding its relationships with established residential real estate developers and one-to-four family residential builders, which resulted in the continued growth in this component of loans receivable during the period. Also increasing during the period is the commercial loan category, as the Bank continues to focus on increasing its commercial lines of credit balances to diversify its loan portfolio and expand its relationships with businesses in its markets. Commercial real estate loans, primarily consisting of loans with initial fixed rate periods of three to five years, declined during the period as the Bank continued its trend away from the lower returns available in this segment in favor of the returns available in the construction and land development category. One-to-four family mortgage loans increased slightly during the period. The Bank continued its practice of selling most of its single-family fixed rate loan production into the secondary market. The Bank sold $27.7 million of real estate loans during the three months ended June 30, 2007, compared to $19.9 million during the three months ended June 30, 2006 as a result of increased activity from the Bank's single family mortgage division.


The following is an analysis of the loan portfolio by major type of loans:


                                               June 30,        March 31,
(In thousands)                                   2007            2007
                                              -----------    -----------
1-4 mortgage loans
    1-4 family                                $  148,692      $  149,885
    1-4 family construction                       27,963          28,576
    Less participations sold                     (52,686)        (54,592)
                                              ----------      ----------
       Net 1-4 family mortgage loans             123,969         123,869
Construction and land development                422,634         405,348
Multi family residential                          48,148          52,727
Commercial real estate                           291,705         292,212
Commercial loans                                 164,405         146,265
Home equity secured                               43,144          45,307
Other consumer loans                               6,805           5,031
                                              ----------      ----------
       Subtotal                                  976,841         946,890
                                              ----------      ----------
Total loans receivable                         1,100,810       1,070,759
                                              ----------      ----------
Less:
    Allowance for loan losses                    (16,262)        (15,889)
                                              ----------      ----------
    Net loans receivable                      $1,084,548      $1,054,870
                                              ==========      ==========

Net residential loans                         $  122,950  11% $  122,839   12%
Net commercial loans                             161,452  15     143,604   13
Net commercial real estate loans (1)             750,995  69     738,861   70
Net consumer loans (2)                            49,151   5      49,566    5
                                              ---------- ---- ----------  ----
                                              $1,084,548 100% $1,054,870  100%
                                              ========== ==== ==========  ====

(1) Includes construction and development, multi-family and commercial real estate loans.
(2) Includes home equity and other consumer loans.

     As reflected in the table above, approximately 69% of our net loan portfolio consists of commercial real estate and construction and development loans. These types of lending afford the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family residential lending. These loans, however, also typically are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 85% and carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

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

     The Bank actively originates construction loans through its Mortgage Loan Division and its Commercial Loan Division. The Bank's Mortgage Loan Division generally oversees the single family custom construction loans, and to a lesser extent, speculative construction loans (i.e., loans for homes that do not have a contract with a buyer for the purchase of the home upon completion of the construction) to smaller contractors building a limited number of speculative homes per year. These construction loans are further broken down in the first two lines of the table below (speculative construction one-to-four family and custom construction one-to-four family). The Bank's Commercial Lending Division is responsible for the speculative construction projects for the Bank's larger builders (including large one-to-four family developments), in addition to the Bank's multi-family construction loans, non-residential commercial construction loans, and the Bank's land development loans.

     The following table is provided to show additional details on the Corporation's construction and land development loan portfolio:

                                        June 30, 2007       March 31, 2007
                                      -----------------   ------------------
(In thousands)                         Amount   Percent    Amount    Percent
                                      --------  -------   --------   -------

Speculative construction 1-4 family   $ 10,257    2.3%    $ 13,694     3.2%
Custom construction 1-4 family          17,706    3.9       14,882     3.4
                                      --------  ------    --------   ------
  Total 1-4 family construction         27,963    6.2       28,576     6.6

Commercial speculative construction
 1-4 family                            216,799   48.1      177,602    40.9
Commercial construction multi family     8,500    1.9        6,986     1.6
Commercial construction                 75,187   16.7       84,417    19.5
Commercial residential land
 development                           122,148   27.1      136,343    31.4
                                      --------  ------    --------   ------
  Total construction and land
   development                         422,634   93.8      405,348    93.4
                                      --------  ------    --------   ------
  Total construction loans            $450,597  100.0%    $433,924   100.0%
                                      ========  ======    ========   ======

     The tables below display the characteristics of the available for sale
(AFS) and held-to-maturity (HTM) portfolios as of June 30, 2007:

                                                         Net       Estimated
                                          Amortized   Unrealized      Fair
(In thousands)                               Cost     Gain/(Loss)     Value
                                          ----------  -----------  ---------
AFS Securities
  State and political subdivisions
   and U.S. government agency securities   $  43,133   $    (444)  $  42,689
  Marketable equity securities                   323       6,180       6,503
  Mutual funds                                 5,000        (151)      4,849
  Mortage-backed securities and
   Collateralized mortgage obligations(CMOs)  30,796        (422)     30,374
                                           ---------   ---------   ---------
   Total available-for-sale securities        79,252       5,163      84,415
                                           ---------   ---------   ---------
HTM Securities
  State and political subdivisions and U.S.
   government agency securities                  370           1         371
  Mortgage-backed securities and CMOs            118           5         123
                                           ---------   ---------   ---------
   Total held-to-maturity securities             488           6         494
                                           ---------   ---------   ---------
   Total securities                        $  79,740   $   5,169   $  84,909
                                           =========   =========   =========

                            Maturity Schedule of Securities at June 30, 2007
                            ------------------------------------------------
                              Available-For-Sale        Held-To-Maturity
                            ----------------------   -----------------------
                             Amortized   Estimated   Amortized   Estimated
(In thousands)                  Cost     Fair Value     Cost     Fair Value
                            -----------  ----------  ---------  ------------

Maturities:
  Less than one year         $   21,112   $  21,004    $     2    $        2
  One to five years              10,956      10,829        463           465
  Over five to ten years         15,625      15,343         13            16
  Over ten years                 26,236      25,888         10            11
                             ----------   ---------    -------    ----------
                                 73,929      73,064        488           494
                             ----------   ---------    -------    ----------
Mutual funds and marketable
  equity securities (liquid)      5,323      11,351          -             -
                             ----------   ---------    -------    ----------
Total investment securities  $   79,252   $  84,415    $   488    $      494
                             ==========   =========    =======    ==========

     Total liabilities increased 2.7% to $1.2 billion at June 30, 2007, from
$1.1 billion at March 31, 2007.    This increase in liabilities was primarily
the result of growth in deposits, which increased 1.3% to $987.7 million at
June 30, 2007 from $975.3 million at March 31, 2007.    The following is an
analysis of the deposit portfolio by major type of deposit at June 30, 2007 and March 31, 2007:

(In thousands)                                June 30, 2007    March 31, 2007
                                              -------------    --------------
Demand deposits
 Savings                                     $       19,665    $       21,628
 Checking                                            80,358            78,294
 Checking (noninterest-bearing)                      89,145            91,703
 Money Market                                       199,656           187,912
                                             --------------    --------------
                                                    388,824           379,537
                                             --------------    --------------
Time certificates of deposit
 Less than $100,000                                 282,726           273,022
 Greater than or equal to $100,000                  316,154           322,736
                                             --------------    --------------
                                                    598,880           595,758
                                             --------------    --------------
Total deposits                               $      987,704    $      975,295
                                             ==============    ==============

     Also contributing to the growth in liabilities during the current quarter was an increase of 13.2% in other borrowed funds to $157.1 million at June 30, 2007 from $138.7 million at March 31, 2007. During the quarter the Bank borrowed additional funds from the FHLB to support asset growth and help manage interest rate risk.

     The June 30, 2007 balance sheet also includes an investment in real estate for a joint venture and the corresponding borrowing. During the year ended March 31, 2005, Westward Financial, as a 50% partner in GBNW (Greenbriar Northwest LLC), purchased an 85 acre parcel of land in Bellingham for future development. GBNW intends to develop the property in future years into a
neighborhood community to be known as Fairhaven Highlands.   The $17.3 million
reflected on the Corporation's Consolidated Statements of Financial Position as an asset at June 30, 2007 represents the current level of the investment in real estate joint ventures, including the Fairhaven Highlands joint venture. This amount also includes the remaining net investment in a residential development joint venture that has since been completed and closed. The $20.7 million shown in the liability section of the Consolidated Statements of Financial Position represents the corresponding wholesale borrowing used to fund the investment in the Fairhaven Highlands joint venture. At this time, the partnership is in the process of meeting with the appropriate public and private entities in connection with its preliminary planning efforts relating to the future development of the property.

     Stockholders' equity at June 30, 2007 increased 1.4% to $125.6 million from $123.8 million at March 31, 2007. This increase was primarily attributable to the increase in net income to $5.0 million for the three months ended June 30, 2007 from $4.6 million for the three months ended June 30, 2006. This change also included the effects from the Corporation's share repurchase program. Repurchases totaled $1.8 million for the three months ended June 30, 2007 compared to $1.7 million for the three months ended June 30, 2006. The Corporation's capital position remains strong, with a stockholder equity-to-assets ratio of 9.6% at June 30, 2007, compared to 9.8% at March 31, 2007.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and June 30, 2006
----------------------------------------------------------------------------

     General. Net income increased 9.5% to $5.0 million for the three months ended June 30, 2007 from $4.6 million for the three months ended June 30, 2006. Diluted earnings per share for the three months ended June 30, 2007 was $0.41 on weighted average shares outstanding of 12,339,852, compared to diluted earnings per share of $0.37 on weighted average shares of 12,448,621 for the three months ended June 30, 2006.

     Net Interest Income. Net interest income before provision for loan losses for the three months ended June 30, 2007 increased 6.0% to $13.4 million from $12.7 million for the comparable period in 2006. Interest on loans for the quarter ended June 30, 2007 increased 18.4% to $23.9 million, from $20.2 million for the comparable quarter a year ago. This increase was primarily due to the loan growth during the quarter, increasing to $1.1 billion at June 30, 2007, compared to $987.3 million at June 30, 2006.

     Also included in interest income for the period ended June 30, 2007 and 2006 were approximately $1.3 million and $1.1 million, respectively, of deferred fee income recognition. Most of these fees were related to the Bank's commercial loan portfolio, that resulted in large part from the success in increasing the real estate development loan portfolio. These development loans typically are shorter term in nature, so the deferred fee recognition during the life of the loan is greater than what would be recognized for a comparable loan fee on a longer amortizing loan. The table below presents an analysis of deferred fee recognition for the three months ended June 30, 2007 and 2006:

                                          For the quarter ended June 30,
                                              2007               2006
                                          -----------         -----------
(In thousands)
Commercial loan deferred fees             $     1,147          $      955
One-to-four real estate mortgage loan
 deferred fees                                    196                 159
                                          -----------          ----------
  Total                                   $     1,343          $    1,114
                                          ===========          ==========

     Interest and dividends on investments and mortgage-backed securities for the three months ended June 30, 2007 remained relatively unchanged at $1.0 million. Total interest income increased 17.5% to $24.9 million at June 30, 2007 from $21.2 million in the comparable period one year ago.

     Total interest paid on deposits increased 43.6% to $9.5 million for the quarter ended June 30, 2007 from $6.6 million for the quarter ended June 30, 2006, as a result of significant growth in average deposits outstanding to $970.7 million for the three months ended June 30, 2007 compared to $843.7 million for the three months ended June 30, 2006. Also contributing to the increase was the increasing level of interest rates during the year which resulted in an increase in interest expense, including interest paid on the Bank's deposits. At June 30, 2007, approximately 61% of the Bank's deposits were in the form of certificates of deposit, including $68.3 million in brokered certificates of deposit. As such, an increasing interest rate environment affects the Bank's deposit interest expense more dramatically than if a larger portion of the Bank's funding were in the form of lower cost checking and liquid savings accounts. While management continues its efforts to increase core deposits as a funding source, the competitive marketplace for core deposit dollars has resulted in only moderate success in this regard.

    Interest on borrowings increased 4.3% to $2.0 million during the quarter ended June 30, 2007, compared to $1.9 million for the comparable period one year ago. The increased expense in the current year was a result of an increasing rate environment. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

    The following tables are presented to further illustrate the changes in the primary factors impacting the Bank's net interest income:

                                           For the quarter ended June 30,
Average balances:                             2007               2006
                                          ------------        -----------
  (In thousands)

  Loans                                   $  1,076,239         $  956,861
  Investments                                   91,004             94,554
                                          ------------        -----------
  Total interest-earning assets              1,167,243          1,051,415

  Deposits                                $    970,704         $  843,697
  Borrowings                                   160,819            170,663
                                          ------------        -----------
  Total interest-bearing liabilities         1,131,523          1,014,360

  Average assets                          $  1,286,934         $1,153,754
  Average stockholders' equity                 124,744            113,862


                                            For the quarter ended June 30,
Weighted average interest rates:               2007               2006
                                           ------------        -----------

  Yield on loans                               8.88%              8.43%
  Yield on investments                         4.46%              4.28%
                                           ---------           --------
  Yield on interest-earning assets             8.53%              8.06%

  Cost of deposits                             3.90%              3.13%
  Cost of borrowings                           4.95%              4.48%
                                           ---------           --------
  Cost of interest-bearing liabilities         4.05%              3.35%

  Net interest spread                          4.48%              4.71%
  Net interest margin                          4.61%              4.82%

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

                                           For the quarter ended June 30,
Allowance for Loan Losses                     2007               2006
                                          ------------        -----------

(In thousands)

Allowance at beginning of period           $    15,889        $    14,184
Provision for loan losses                          400                700
Charge offs (net of recoveries)                    (27)               (30)
                                           -----------        -----------
Allowance at  end of period                $    16,262        $    14,854
Allowance for loan losses as a
 percentage of net loans receivable at
 the end of the period                            1.50%              1.50%
Net charge-offs as a percentage of average
 loans outstanding during the period             0.003%             0.003%

     The provision for loan losses was $400,000 for the quarter ended June 30, 2007 compared to $700,000 for the quarter ended June 30, 2006. These provisions reflect management's ongoing analysis of changes in loan portfolio composition by collateral categories, balances outstanding, overall credit quality of the portfolio, peer group analysis, historical industry loss experience, and current economic conditions. The allowance for loan losses was $16.3 million, or 1.50% of net loans receivable at June 30, 2007, compared to $14.9 million, or 1.50% of net loans receivable at June 30, 2006. The increase in the allowance to $16.3 million resulted from continued loan portfolio growth in the higher-risk lending categories of construction and land development, commercial real estate, and commercial business loans during the period, which comprised $912.4 million, or 84.1% of the portfolio at June 30, 2007, versus $824.3 million, or 83.5% at June 30, 2006.

     In addition, commercial and multi-family loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. The Corporation considers the allowance level to be appropriate, as a result of the changing portfolio mix and the current economic environment. While the Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase or decrease its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document. Any material increase in the allowance for loan losses may adversely affect the Bank's financial condition and results of operations.

     As of June 30, 2007, there were no loans in the loan portfolio over 90 day delinquent and four loans on nonaccrual status. At June 30, 2007 total non-performing loans were $157,000. The Bank had one real estate owned at June 30, 2007. Total non-performing assets represented $882,000, or 0.07% of total assets at June 30, 2007 compared to $1.4 million or 0.12% of total assets at June 30, 2006.
                                                    At June 30,
                                               ---------------------
Non-Performing Assets                            2007         2006
                                               ---------    --------
(In thousands)
Accruing loans - 90 days past due               $     -      $     -
Non-accrual loans                                   157        1,417
                                               --------     --------
Total non-performing loans                          157        1,417
Total non-performing loans/net loans               0.01%        0.14%
Real estate owned                                   725            -
                                               --------     --------
Total non-performing assets                         882        1,417
                                               --------     --------
Total non-performing assets/total assets           0.07%        0.12%

     Noninterest Income. Noninterest income for the three months ended June 30, 2007 increased 15.5% to $1.7 million as compared to $1.5 million for the same period a year ago. Service fee income increased slightly to $881,000 for the quarter ended June 30, 2007 from $867,000 for the same quarter in the prior period. The net gain on the sale of loans servicing released increased 39.3% to $314,000 for the quarter ended June 30, 2007 from $225,000 in the comparable period one year ago. A moderately more active mortgage market was the primary reason for the increased amount in the current year. Other noninterest income for the quarter increased 33.3% to $495,000 for the quarter ended June 30, 2007 from $372,000 for the three months ended June 30, 2006. The primary reason for the increase from the prior period was additional income related to the purchase of approximately $5.0 million of bank owned life insurance.

     Noninterest Expense. Noninterest expense for the three months ended June 30, 2007 increased 10.7% to $7.3 million from $6.6 million for the comparable quarter one year ago. Compensation and employee benefits increased 6.9% for the quarter ended June 30, 2007 to $4.1 million from $3.9 million for the comparable quarter one year ago. Building occupancy for the quarter ended June 30, 2007 increased 13.7% to $1.1 million from $953,000 for the quarter ended June 30, 2006. Increases in compensation and employee benefits and building and occupancy expenses resulted from the opening a full service regional facility in Everett, Washington in June 2006, as well as a full service retail facility and mortgage loan center in Puyallup, Washington in June 2007. Other noninterest expense increased 19.0% to $1.6 million for the quarter ended June 30, 2007 from $1.3 million in the quarter ended June 30, 2006 as a result of real estate owned expenses incurred, increased printing and supplies expenses related to the opening of our Puyallup retail office and loan center, as well as increased Business & Occupation tax due to the growth in the loan portfolio of taxable commercial loans.

Average Balances, Interest and Average Yields/Costs
---------------------------------------------------

     The following table presents at the date and for the periods indicated, the total dollar amount of interest income and interest expense, as well as the resulting yields earned and rates paid.

                                 For the three months ended June 30,
                       ------------------------------------------------------
                                   2007                       2006
                       --------------------------  --------------------------
                                          Average                     Average
                       Average             Yield/  Average             Yield/
(In thousands)         Balance  Interest    Cost   Balance  Interest    Cost
                       -------  --------  -------  -------  --------  -------

Interest-earning assets:
 Loans receivable   $1,076,239  $23,884     8.88%  $956,861 $20,170    8.43%
 Investment
  securities            61,316      640     4.17     67,328     681    4.04
 Mortgage-backed
  securities            29,688      374     5.04     27,226     332    4.87
                     ---------  -------     ----  --------- -------    ----
  Total interest-
   earning assets    1,167,243   24,898     8.53  1,051,415  21,183    8.06

Interest-bearing
 liabilities:
 Deposits              970,704    9,466     3.90    843,697   6,591    3.13
 Borrowings            160,819    1,991     4.95    170,663   1,910    4.48
                     ---------  -------     ----  --------- -------    ----
  Total interest-
   bearing
   liabilities       1,131,523   11,457     4.05  1,014,360   8,501    3.35
                                -------                     -------
Net interest income             $13,441                     $12,682
                                =======                     =======
Interest rate spread                        4.48%                      4.71%
Net interest margin                         4.61%                      4.82%

Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                              103.16%                    103.65%

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

                                             Three months ended June 30,
                                           --------------------------------
                                                    2007 vs. 2006
                                           --------------------------------
                                              Increase (Decrease) Due to
                                           --------------------------------
                                                            Rate/
(In thousands)                             Volume   Rate    Volume    Total
                                           ------   ----    ------    -----

Interest income:
  Interest and fees on loans              $ 2,516  $1,065   $  133   $3,714
  Investment securities and other
   interest-bearing securities                (38)     41       (1)       2
                                          -------  ------   ------   ------
Total interest-earning assets             $ 2,478  $1,106   $  132   $3,716
                                          =======  ======   ======   ======
Interest expense:
  Deposit accounts                        $   992  $1,637   $  246   $2,875
  Borrowings                                 (110)    203      (11)      82
                                          -------  ------   ------   ------
Total interest-bearing liabilities        $   882  $1,840   $  235   $2,957
                                          =======  ======   ======   ======

Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At June 30, 2007, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with an amortized cost of $70.4 million.

     As of June 30, 2007 the total amortized cost of investments and mortgage-backed securities was $79.7 million compared to a market value of $84.9 million with an unrealized gain of $5.2 million. As of March 31, 2007, the total amortized cost of investments and mortgage-backed securities was $74.4 million, compared to a market value of $79.6 million with an unrealized
gain of $5.2 million.   The Bank foresees no factors that would impair its
ability to hold debt securities to maturity.

     As indicated on the Corporation's Consolidated Statement of Cash Flows, the Bank's primary sources of funds are cash flows from operations, which consist primarily of mortgage loan repayments, deposit increases, loan sales, borrowings and cash received from the maturity or sale of investment securities. The Corporation's liquidity fluctuates with the supply of funds and management believes that the current level of liquidity is adequate at this time. If additional liquidity is needed, the Corporation's options include, but are not necessarily limited to: (i) selling additional loans in the secondary market; (ii) entering into reverse repurchase agreements; (iii) borrowing from the FHLB of Seattle; (iv) accepting additional jumbo, brokered and/or public funds deposits; or (v) accessing the discount window of the Federal Reserve Bank of San Francisco.

     Stockholders' equity as of June 30, 2007 was $125.6 million, or 9.6% of assets, compared to $123.9 million, or 9.7% of assets at March 31, 2007. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well capitalized. The Bank's total risk-adjusted capital ratio as of June 30, 2007 was 11.9%, compared to 12.0% as of March 31, 2007. These figures are well above the well-capitalized minimum of 10% set by the FDIC.

     The Corporation has conducted various stock buy-back programs since August 1996. In March 2007, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2008 fiscal year, allowing the Corporation to repurchase up to 5% of total shares outstanding, or approximately 600,000 shares. This marked the Corporation's ninth stock repurchase plan. During the quarter ended June 30, 2007, the Corporation repurchased 80,600 shares at an average price of $22.16.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At June 30, 2007, the Corporation had no significant off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At June 30, 2007, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2007.

Item 4.  Controls and Procedures

     An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer, and several other members of the Corporation's senior management as of the end of the period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, the Corporation's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

     In the quarter ended June 30, 2007, the Corporation did not make any changes in its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting. While the Corporation believes the present designs of its disclosure controls and procedures and internal control over financial reporting are effective to achieve their goals, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures and/or internal control over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes in the risk factors previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended March 31, 2007.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation's common stock is traded on the NASDAQ Global Securities Market under the symbol "HRZB". As of August 1, 2007, there were 12,161,983 shares of common stock outstanding.

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

     The Corporation is "well-capitalized" in accordance with regulatory standards. The Corporation has had various stock buy-back programs since August 1996. In March 2007, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2008 fiscal year, allowing the Corporation to repurchase up to 5% of total shares outstanding, or approximately 600,000 shares. This marked the Corporation's ninth stock repurchase plan. During the quarter ended June 30, 2007, the Corporation repurchased 80,600 shares at an average price of $22.16.

     The following table sets forth information, as adjusted, about the Corporation's purchases of its outstanding Common Stock during the quarter ended June 30, 2007.
                                                                (d) Maximum
                                                    (c) Total    Number (or
                                                    Number of   approximate
                                                       Shares  Dollar Value)
                                                    (or Units) of shares (or
                                                    Purchased   Units) that
                       (a) Total                   as Part of    May Yet Be
                       Number of     (b) Average     Publicly     Purchased
                      Shares (or      Price Paid    Announced     Under the
                         Units)        Per Share    Plans or      Plans or
     Period            Purchased(1)    (or Unit)    Programs      Programs
------------------    ----------     -----------   ----------   --------------
April 1, 2007 -
 April 30, 2007               -               -            -         600,000
May 1, 2007 -
 May 31, 2007            58,800          22.455       58,800         541,200
June 1, 2007 -
 June 30, 2007           21,800          21.377       80,600         519,400
Total                    80,600          22.163       80,600         519,400

(1) Of these shares, no shares were purchased other than through a publicly announced program.

Item 3.   Defaults Upon Senior Securities
            None

Item 4.   Submission of Matters to a Vote of Security Holders
            None

Item 5.   Other Information
            None

Item 6.   Exhibits

(a)       Exhibits
          --------
         (3.1)     Articles of Incorporation of Horizon Financial, Corp.
                  (incorporated by reference to Exhibit 3.1 to the
                   Registrant's Current Report on Form 8-K dated October 13,
                   1995)
         (3.2)     Bylaws of Horizon Financial Corp. (incorporated by
                   reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
         (10.1)    Amended and Restated Employment Agreement with V. Lawrence
                   Evans (incorporated by reference to the Registrant's Annual
                   Report on Form 10-K for the year ended March 31, 1996)
         (10.2)    Deferred Compensation Plan (incorporated by reference to
                   the Registrant's Annual Report on Form 10-K for the year
                   ended March 31, 1996)
         (10.3)    Bank of Bellingham 1993 Employee Stock Option Plan
                  (incorporated by reference to Exhibit 99 to the Registrant's
                   Registration Statement on Form S-8 (File No. 33-88571))
         (10.4)    Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2004)
         (10.5)    Severance Agreement with Richard P. Jacobson (incorporated by reference to the Registrant's Quarterly Report on Form
                   10-Q for the quarter ended September 30, 2002)
         (10.6)    Severance Agreement with Steven L. Hoekstra (incorporated
                   by reference to the Registrant's Quarterly Report on Form
                   10-Q for the quarter ended September 30, 2002)
         (10.7)    Stock Incentive Plan (incorporated by reference to Exhibit
                   99 to the Registrant's Registration Statement on Form S-8
                  (File No. 333-127178))
         (10.8)    Form of Incentive Stock Option Award Agreement under the
                   2005 Stock Incentive Plan (incorporated by reference to
                   Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
         (10.9)    Form of Non-qualified Stock Option Award Agreement under
                   the 2005 Stock Incentive Plan (incorporated by reference to
                   Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
         (10.10)   Form of Restricted Stock Award Agreement under the 2005
                   Stock Incentive Plan (incorporated by reference to Exhibit
                   99.1 contained in the Registrant's Current Report on Form
                   8-K dated July 27, 2005)
         (14)      Code of Ethics (incorporated by reference to the
                   Registrant's Annual Report on Form 10-K for the year ended
                   March 31, 2007)
         (31.1)    Certification of Chief Executive Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act
         (31.2)    Certification of Chief Financial Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act
         (32)      Certification of Chief Executive Officer and Chief
                   Financial Officer Pursuant to Section 906 of the
                   Sarbanes-Oxley Act

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        HORIZON FINANCIAL CORP.



                           By:/s/ V. Lawrence Evans
                              ----------------------------------
                              V. Lawrence Evans
                              Chairman, President, and Chief Executive Officer



                           By:/s/ Richard P. Jacobson
                              ----------------------------------
                              Richard P. Jacobson
                              Chief Financial Officer


                           Dated:  August 8, 2007
                                   --------------

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

Date:  August 8, 2007         /s/ V. Lawrence Evans
                             ---------------------------------------
                             V. Lawrence Evans
                             Chairman, President, and Chief Executive Officer

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

Date:  August 8, 2007         /s/ Richard P. Jacobson
                             ---------------------------------------
                             Richard P. Jacobson
                             Chief Financial Officer, EVP

                                   Exhibit 32



    CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
                          HORIZON FINANCIAL CORP.
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350), each of the undersigned hereby certifies in his capacity as an officer of Horizon Financial Corp. (the "Company") and in connection with this Quarterly Report on Form 10-Q ("Report"), that:

     1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations, as of the dates and for the periods presented in the financial statements included in the Report.


/s/ V. Lawrence Evans                      /s/ Richard P. Jacobson
------------------------------             ------------------------------
V. Lawrence Evans                          Richard P. Jacobson
Chairman, President, and                   Chief Financial Officer
 Chief Executive Officer

Dated:  August 8, 2007