Form 10-Q
period 2007-09-30
HORIZON FINANCIAL CORP
filed 2007-11-07
CIK 1002682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2007
                                     ------------------

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
                         YES  X     NO
                               -          -
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated file" in Rule 12b-2 of the Exchange Act(Check one):

Large accelerated filer       Accelerated filer  X    Non-accelerated filer
                          -                      --                          --

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act).
                         YES        NO  X
                               --       --
As of November 1, 2007, 12,102,180 common shares, $1.00 par value, were outstanding.

                            HORIZON FINANCIAL CORP.

INDEX                                                                   PAGE
-----                                                                   ----
PART 1     FINANCIAL INFORMATION

Item 1     Financial Statements

           Consolidated Statements of Financial Position                  2

           Consolidated Statements of Income                             3-4

           Consolidated Statements of Stockholders' Equity                5

           Consolidated Statements of Cash Flows                          6

           Selected Notes to Consolidated Financial Statements           7-10

Item 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        11-23

Item 3     Quantitative and Qualitative Disclosures About
             Market Risk                                                 23

Item 4     Controls and Procedures                                       24


PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                             25

Item 1A.   Risk Factors                                                  25

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds   25

Item 3     Defaults Upon Senior Securities                               25

Item 4     Submission of Matters to a Vote of Security Holders           26

Item 5     Other Information                                             26

Item 6     Exhibits                                                      26

           SIGNATURES                                                    27

PART I.      FINANCIAL INFORMATION
Item 1.      Financial Statements (unaudited)

                             HORIZON FINANCIAL CORP.
                  Consolidated Statements of Financial Position

                                     ASSETS
                                                       September 30,  March 31,
(In thousands, except share data)                          2007        2007
                                                       ------------   ---------
                                                       (unaudited)

Cash and cash equivalents                                $   18,457  $   40,833
Interest-bearing deposits                                     6,836       5,379
Investment securities
  Available-for-sale                                         51,652      52,865
  Held-to-maturity                                              370         370
Mortgage-backed securities
  Available-for-sale                                         31,865      26,233
  Held-to-maturity                                               78         148
Federal Home Loan Bank stock                                  7,247       7,247
Loans held for sale                                           1,571       4,493
Loans receivable, net of allowance of loan losses of
  $17,023 at September 30 and $15,889 at March 31         1,146,413   1,054,870
Investment in real estate in a joint venture                 17,406      17,169
Accrued interest and dividends receivable                     7,691       6,626
Bank premises and equipment, net                             28,551      27,631
Deferred income tax receivable                                3,683       3,733
Income tax receivable                                           794           -
Other real estate owned                                         725         725
Other assets                                                 22,792      22,005
                                                          ---------   ---------
TOTAL ASSETS                                             $1,346,131  $1,270,327
                                                          =========   =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                 $  997,555  $  975,295
Accounts payable and other liabilities                        6,955       9,508
Other borrowed funds                                        189,738     138,715
Borrowing related to investment in real estate
   in a joint venture                                        21,419      20,243
Advances by borrowers for taxes and insurance                   417         454
Income tax currently payable                                      -         237
Deferred compensation                                         1,982       2,020
                                                          ---------   ---------
   Total liabilities                                      1,218,066   1,146,472
                                                          ---------   ---------
COMMITMENTS AND CONTINGENCIES                                     -           -

STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value, 10,000,000
    shares, authorized; none issued or outstanding                -           -
  Common stock, $1 par value, 30,000,000 shares
    authorized; 12,123,595 and 12,254,476 issued and
    outstanding, respectively                                12,124      12,254
  Additional paid-in capital                                 51,199      51,489
  Retained earnings                                          61,207      56,770
  Accumulated other comprehensive income, net of tax          3,535       3,342
   Total stockholders' equity                               128,065     123,855
                                                          ---------   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $1,346,131  $1,270,327
                                                          =========   =========

                 (See Notes to Consolidated Financial Statements)

                             HORIZON FINANCIAL CORP.
                  Consolidated Statements of Income (unaudited)

                                                            Three months ended
                                                               September 30,
(In thousands, except share data)                            2007        2006
INTEREST INCOME                                             ------      ------
  Interest on loans                                       $ 24,881    $ 21,981
  Interest on investments and mortgage-backed securities     1,011       1,012
                                                          --------    --------
     Total interest income                                  25,892      22,993
                                                          --------    --------
INTEREST EXPENSE
  Interest on deposits                                       9,818       7,932
  Interest on other borrowings                               2,131       1,928
                                                          --------    --------
     Total interest expense                                 11,949       9,860
                                                          --------    --------
     Net interest income                                    13,943      13,133

PROVISION FOR LOAN LOSSES                                      800         700
                                                          --------    --------
     Net interest income after provision for loan losses    13,143      12,433
                                                          --------    --------
NONINTEREST INCOME
  Service fees                                                 918         784
  Net gain on sales of loans - servicing released              173         206
  Net gain on sales of loans - servicing retained                5           4
  Net gain on sale of investment securities                      -          14
  Other noninterest income                                     516         429
                                                          --------    --------
     Total noninterest income                                1,612       1,437
                                                          --------    --------
NONINTEREST EXPENSE
  Compensation and employee benefits                         4,296       4,107
  Building occupancy                                         1,177       1,014
  Data processing                                              238         213
  Advertising                                                  209         176
  Other expenses                                             1,532       1,366
                                                          --------    --------
     Total noninterest expense                               7,452       6,876
                                                          --------    --------
NET INCOME BEFORE PROVISION FOR INCOME TAX                   7,303       6,994

PROVISION FOR INCOME TAX                                     2,390       2,344
                                                          --------    --------
NET INCOME                                                $  4,913    $  4,650
                                                          ========    ========

BASIC EARNINGS PER SHARE                                  $   0.40    $   0.38
                                                          ========    ========
DILUTED EARNINGS PER SHARE                                $   0.40    $   0.37
                                                          ========    ========

                 (See Notes to Consolidated Financial Statements)

                             HORIZON FINANCIAL CORP.
                 Consolidated Statements of Income (unaudited)

                                                              Six months ended
                                                                September 30,
(In thousands, except share data)                             2007        2006
INTEREST INCOME                                              ------      ------
  Interest on loans                                       $  48,765   $  42,152
  Investment and mortgage-backed securities                   2,026       2,024
                                                            -------     -------
     Total interest income                                   50,791      44,176
                                                            -------     -------
INTEREST EXPENSE
  Interest on deposits                                       19,285      14,524
  Interest on other borrowings                                4,122       3,837
                                                            -------     -------
     Total interest expense                                  23,407      18,361
                                                            -------     -------
     Net interest income                                     27,384      25,815

PROVISION FOR LOAN LOSSES                                     1,200       1,400
                                                            -------     -------
     Net interest income after provision for loan losses     26,184      24,415
                                                            -------     -------
NONINTEREST INCOME
  Net gain on sales of loans - servicing released               487         432
  Net gain on sales of loans - servicing retained                17           8
  Net gain on sale of investment securities                       -          19
  Service fees                                                1,799       1,651
  Other noninterest income                                    1,012         801
                                                            -------     -------
     Total noninterest income                                 3,315       2,911
                                                            -------     -------
NONINTEREST EXPENSE
  Compensation and employee benefits                          8,427       7,974
  Building occupancy                                          2,262       1,968
  Data processing                                               479         430
  Advertising                                                   415         351
  Other expenses                                              3,124       2,704
                                                            -------     -------
     Total noninterest expense                               14,707      13,427
                                                            -------     -------
NET INCOME BEFORE PROVISION FOR INCOME TAX                   14,792      13,899

PROVISION FOR INCOME TAX                                      4,863       4,667
                                                            -------     -------
NET INCOME                                                 $  9,929    $  9,232
                                                            =======     =======

BASIC EARNINGS PER SHARE                                   $   0.81    $   0.75
                                                            =======     =======
DILUTED EARNINGS PER SHARE                                 $   0.81    $   0.74
                                                            =======     =======


               (See Notes to Consolidated Financial Statements)

                             HORIZON FINANCIAL CORP.
                  Consolidated Statements of Stockholders' Equity
                   Six Months Ended September 30, 2007 and 2006
                                   (unaudited)

                                     Common Stock                        Accumulated
                                    --------------   Additional          Other         Treasury  Total
                                    Number of        Paid-In   Retained  Comprehensive Stock     Stockholders' Comprehensive
(In thousands, except share data)   Shares  At Par   Capital   Earnings  Income        at Cost   Equity        Income
                                    ------  ------   -------   --------  ------------  -------   ------------  -------------
BALANCE, March 31, 2006              9,898  $9,898   $54,116    $45,991     $3,318      $    -    $  113,323
Comprehensive income
  Net income                             -                 -      9,232          -           -         9,232     $   9,232
  Other comprehensive income
    Change in unrealized gains on
    available-for-sale securities,
    net taxes of $209                    -       -         -          -        389           -           389           389
                                                                                                                     -----
    Total other comprehensive income     -       -         -          -          -           -             -           389
                                                                                                                     -----
Comprehensive income                     -       -         -          -          -           -             -     $   9,621
Cash dividends on common stock at                                                                                    =====
    $.275/sh                             -       -         -     (3,008)         -           -        (3,008)
5 for 4 stock split in the form of
  a 25% stock dividend               2,454   2,454    (2,454)         -          -           -             -
Stock options exercised                  9       9        62          -          -           -            71
Stock award plan                         -       -       111          -          -           -           111
Tax benefit associated with stock
  options                                -       -        12          -          -           -            12
Treasury stock purchased                 -       -         -          -          -      (2,280)       (2,280)
Retirement of treasury stock           (93)    (93)     (529)    (1,658)         -       2,280             -
                                    ------  ------   -------   --------  ------------  -------   ------------
BALANCE, September 30, 2006         12,268 $12,268   $51,318    $50,557     $3,707      $    -      $117,850
                                    ======  ======   =======   ========  ============  =======   ============
BALANCE, March 31, 2007             12,254 $12,254   $51,489    $56,770     $3,342           -      $123,855
Comprehensive income
  Net income                             -       -         -      9,929          -           -         9,929     $   9,929
  Other comprehensive income
    Change in unrealized gains on
    available-for-sale securities,
    net taxes of $104                    -       -         -          -        193           -           193           193
                                                                                                                    ------
    Total other comprehensive income     -       -         -          -          -           -             -           193
                                                                                                                    ------
Comprehensive income                     -       -         -          -          -           -             -     $  10,122
Cash dividends on common stock at                                                                                   ======
    $.26/sh                              -       -         -     (3,160)         -           -        (3,160)
Stock options exercised                 11      11        54          -          -           -            65
Stock award plan                         6       6       274          -          -           -           280
Tax benefit associated with stock
    options                              -       -        35          -          -           -            35
Treasury stock purchased                 -       -         -          -          -      (3,132)       (3,132)
Retirement of treasury stock          (147)   (147)     (653)    (2,332)         -       3,132             -
                                    ------  ------   -------   --------  ------------  -------   ------------
BALANCE, September 30, 2007         12,124 $12,124   $51,199    $61,207     $3,535      $    -      $128,065
                                    ======  ======   =======   ========  ============  =======   ============

               (See Notes to Consolidated Financial Statements)

                             HORIZON FINANCIAL CORP.
                 Consolidated Statements of Cash Flows (unaudited)
                                                             Six Months Ended
(In thousands, except share data)                              September 30,
                                                             2007        2006
CASH FLOWS FROM OPERATING ACTIVITIES                        ------      ------
  Net income                                               $ 9,929     $ 9,232
Adjustments to reconcile net income to net
cash provided by operating activities
  Depreciation and amortization                                910         489
  Stock award plan compensation                                280         111
  Provision for deferred income tax                            (54)        (24)
  Provision for loan losses                                  1,200       1,400
  Excess tax benefits from the exercise of stock options       (35)        (12)
Changes in assets and liabilities
  Accrued interest and dividends receivable                 (1,065)       (973)
  Interest payable                                            (900)      1,530
  Net change in loans held for sale                          2,922       3,446
  Federal income tax (receivable) payable                   (1,031)        331
  Other assets                                                (753)     (2,110)
  Other liabilities                                         (1,772)       (227)
                                                           -------     -------
     Net cash flows from operating activities                9,631      13,193
                                                           -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in interest-bearing deposits, net              (1,457)      6,317
  Purchases of investment securities- available-for-sale   (11,245)     (1,500)
  Proceeds from sales and maturities of
    investment securities- available-for-sale               12,768       5,149
  Purchases of mortgage-backed securities- available-
    for-sale                                                (8,714)     (9,384)
  Proceeds from maturities of mortgage-backed
    securities - available-for-sale                          3,070       5,900
  Proceeds from maturities of mortgage-backed
    securities - held-to-maturity                               70         194
  Net change in loans                                      (92,624)   (119,160)
  Purchases of bank premises and equipment                  (1,949)     (1,894)
  Net change in investment in joint venture                   (237)       (100)
                                                           -------     -------
    Net cash flows from investing activities              (100,318)   (114,478)
                                                           -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                    22,260      87,213
  Advances from other borrowed funds                       266,523     124,412
  Repayments of other borrowed funds                      (215,500)   (102,000)
  Advances on borrowing related to investment in real
   estate in a joint venture                                 1,176         917
  Common stock issued, net                                      65          71
  Tax benefit associated with stock options                     35          12
  Cash dividends paid                                       (3,116)     (2,909)
  Treasury stock purchased                                  (3,132)     (2,280)
                                                           -------     -------
     Net cash flows from financing activities               68,311     105,436
                                                           -------     -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                    (22,376)      4,151

CASH AND CASH EQUIVALENTS, beginning of period              40,833      24,190
                                                           -------     -------
CASH AND CASH EQUIVALENTS, end of period                 $  18,457   $  28,341
                                                           =======     =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the period for interest                 $  24,307   $  16,831
                                                           =======     =======
Cash paid during the period for income tax               $   5,908   $   4,349
                                                           =======     =======

               (See Notes to Consolidated Financial Statements)

                             HORIZON FINANCIAL CORP.
               SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007
                                   (unaudited)

NOTE 1 -  Basis of Presentation and Significant Accounting Policies

Basis of Presentation
---------------------
     The condensed consolidated financial statements as of and for the three and six months ended September 30, 2007, include the accounts of Horizon Financial Corp. (Horizon Financial or the Corporation), and its wholly-owned subsidiary Horizon Bank (Horizon Bank or the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the three and six month periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. Annual Report on Form 10-K for the year ended March 31, 2007.

Reclassification
----------------
     Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income, equity, or earnings per share.

Significant Accounting Policies
-------------------------------

Provision for Loan Losses

     Management estimates the provision for loan losses by evaluating known and inherent risks in the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The allowance for loan losses is based upon factors and trends identified by future market factors beyond the Corporation's control, which may result in losses or recoveries differing significantly from those provided for in the financial statements.

     The majority of the Corporation's loan portfolio consists of commercial loans and single-family residential loans secured by real estate in the Whatcom, Skagit, Snohomish, and Pierce County areas of Washington. Real estate prices in these markets are stable at this time. However, the ultimate collectibility of a substantial portion of the Corporation's loan portfolio may be susceptible to changes in local market conditions in the future.

     The allowance for loan losses is established as losses are estimated to have occurred through the provision for loan losses charged to earnings. Loan losses are charges against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process periodically review the estimated losses on loans. Such agencies may require the Corporation to recognize additional losses based on their judgment about information available to them at the time of their examination.

Consolidation of Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities in which an enterprise holds a variable interest. In October 2004, the Bank's wholly-owned subsidiary, Westward Financial Services, Inc. ("Westward Financial"), entered into a real estate development joint venture with Greenbriar Northwest LLC ("GBNW"), an established residential land development company headquartered in Bellingham, Washington. The Corporation believes that GBNW is a variable interest entity. Under FIN 46, GBNW is consolidated in the Corporation's consolidated balance sheet. The Corporation also accounts for the portion not owned by Westward Financial, as a minority interest. The investment in real estate is recorded as an asset and the related debt is recorded as the Corporation's liability. The real estate joint venture has a carrying amount of $17.4 million, with a related borrowing of $21.4 million. No income is currently being recognized in the Corporation's financial statements; however, in accordance with FIN 46, one-half of the related funding expense is included in the Corporation's interest on other borrowings expense which amounts to $147,000 and $133,000 for the three months ended September 30, 2007 and 2006, respectively and $291,000 and $254,000 for the six months ended September 30, 2007 and 2006, respectively.

NOTE 2 -  Stockholders' Equity

Earnings Per Share
------------------
     The following table illustrates the reconciliation of weighted average shares, as adjusted, used for earnings per share for the noted periods:

                                          Three months          Six months
                                              ended               ended
                                          September 30,         September 30,
                                         2007       2006       2007       2006
                                        ------     ------     ------     ------
Basic weighted average shares
  outstanding                       12,155,532 12,285,606 12,191,256 12,312,727
Incremental shares from unexercised
  stock options and unvested
  restricted stock awards              101,265    125,965    108,149    116,590
Diluted weighted average shares      ---------  ---------  ---------  ---------
  outstanding                       12,256,797 12,411,571 12,299,405 12,429,317
                                    ========== ========== ========== ==========
Anti-dilutive shares outstanding
  related to options to acquire the
  Corporation's common stock            24,047          -     12,630          -
                                    ========== ========== ========== ==========
Cash Dividend Declared
----------------------
     On September 26, 2007, the Corporation announced a quarterly cash dividend of $0.13 per share payable on November 2, 2007 to stockholders of record on October 11, 2007.

NOTE 3 -  Share Based Payment and Stock Option and Award Plans

     The Corporation adopted Statement of Financial Accounting Standard (SFAS or Statement) No. 123R, Share-Based Payment, (SFAS 123R) on April 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after March 31, 2006 are measured and accounted for in accordance with Statement 123R. Also under this method, expense is recognized for unvested awards that were granted prior to April 1, 2006 based upon the fair value determined at the grant date under Statement 123, Accounting for Stock-based Compensation. For the three and six months ended September 30, 2007, the Corporation recognized $188,000 and $275,000, respectively, in stock option and restricted stock award compensation expense as a component of salaries and benefits, compared to $92,000 and $111,000 for the three and six
months ended September 30, 2006.   As of September 30, 2007 and 2006 there was
approximately $870,000 and $631,000 respectively of total unrecognized compensation cost related to nonvested options and restricted stock awards which is scheduled to amortize over the next four years.

NOTE 3 -  Share Based Payment and Stock Option and Award Plans (continued)

     The Corporation measures the fair value of each stock option grant at the date of grant, using the Black Scholes option pricing model. The weighted average fair value of options granted during the six months ended September 30, 2007 and 2006, was $4.63 and $4.18 per share, respectively. The following assumptions were used in arriving at the fair value of options granted during the six months ended September 30, 2007 and 2006:

                                           Six Months Ended   Six Months Ended
                                          September 30, 2007 September 30, 2006
                                          ------------------ ------------------
     Risk-free interest rate                    4.95%              5.27%
     Dividend yield rate                        2.37%              2.417%
     Price volatility                          26.16%             24.77%
     Expected life of options                   3.51 years         3.78 years

     Prior to the adoption of Statement 123R, the Corporation recognized the financial effects of stock options under the intrinsic value method as permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and as such, previously recognized no compensation cost for employee stock options.

     The Corporation may grant options and/or awards for a maximum of 937,500 shares, as adjusted, of authorized common stock to certain officers and key employees under the 2005 Incentive Stock Plan. Activity during the six months ended September 30, 2007 also included options granted under the 1995 Stock Option and Incentive Plan, which allowed for a maximum of 743,906 shares, as restated, of authorized common stock to be awarded. Options and awards are granted at no less than fair market value and may or may not vest immediately upon issuance based on the terms established by the Board of Directors. Options and awards are generally exercisable within one to five years from date of grant and expire after ten years.

     The following table summarizes stock option and award activity for the six months ended September 30, 2007 under both the 1995 and 2005 stock plans:

                                   Shares of Common Stock     Weighted Average
                                   Available for Outstanding       Price of
                                   Option/Award  Under Plan   Shares Under Plan
                                   ------------  ----------   -----------------
Balance, March 31, 2007                 862,013     184,475       $ 10.05
  Restricted stock awards               (28,500)          -       $ 21.97
  Options granted                       (24,362)     24,362       $ 21.97
  Options exercised                           -     (10,103)      $  6.39
  Lapsed                                  3,700      (2,032)      $ 19.28
  Expired                                     -           -
                                       --------    --------       -------
Balance, September 30, 2007             812,851     196,702       $ 11.62
                                       ========    ========       =======

The total intrinsic value, amount by which the fair value of the underlying stock exceeds the exercise price of an option on exercise date, of options exercised for the six months ended September 30, 2007 and 2006 was $143,000 and $204,000, respectively.

NOTE 3 -  Share Based Payment and Stock Option and Award Plans (continued)

Financial data pertaining to outstanding stock options and exercisable stock options at September 30, 2007 is as follows:

Options Outstanding  Options Exercisable

                               Weighted
                               Average     Weighted                Weighted
     Range of                  Remaining   Average                 Average
     Exercise     Number       Contractual Exercise  Number        Exercise
      Prices      Outstanding    Life        Price   Exercisable   Price
 ---------------  -----------  ----------- --------  -----------   --------
$5.00  to $ 9.99    114,906    2.91 years    $ 6.77    114,906     $ 6.77
$10.00 to $14.99      9,376    5.57 years    $11.85      9,063     $11.76
$15.00 to $19.99     48,452    8.22 years    $17.96     19,458     $17.19
$20.00 to $25.00     23,968    9.74 years    $21.97          -     $    -
                    -------    ----------    ------    -------     ------
    Total           196,702    5.17 years    $11.62    143,427     $ 8.50
                    =======    ==========    ======    =======     ======

     At September 30, 2007 and 2006, the aggregate intrinsic value of options outstanding was $1.8 million and $2.9 million, respectively. The aggregate intrinsic value of options exercisable at September 30, 2007 and 2006 was $1.7 million and $2.6 million, respectively.

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

     The Corporation's profitability depends primarily on its net interest income, which is the difference between the income it receives on the Bank's loan and investment portfolio and the Bank's cost of funds, which consists of interest paid on deposits and borrowings. The Bank reviews its opportunities with respect to both assets and liabilities. In the past few years, for example, the Bank chose to concentrate its commercial lending efforts on growing its Prime based loan portfolio, at a time when many lenders were offering fixed rate real estate loans at levels significantly below prime. In this regard, the Bank's loan portfolio growth was heavily concentrated in the active real estate development and construction markets in the Puget Sound region. Through its excellent relationships with established real estate developers and builders, the Bank's experienced loan officers were successful at growing this portion of the Bank's portfolio, which is primarily Prime based business. This has been beneficial in recent years, with the Federal Reserve's Open Market Committee's ("FOMC") efforts to increase short terms interest rates, which have in turn increased the Prime lending rate. With the FOMC's 50 basis point reduction on September 18, 2007 and 25 basis point reduction on October 31, 2007, the Corporation will likely experience a decline in its net interest margin. The results of this strategy are discussed in more detail in the section entitled "Comparison of Operating Results for the Three and Six Months Ended September 30, 2007 and September 30, 2006". On the liability side of the balance sheet, these changing rates also impact the Bank's earnings. Management acknowledges that there is a lag effect in this regard, in both increasing and decreasing rate environments as the rates on the Bank's certificate of deposit liabilities do not adjust instantly, rather the impact occurs more gradually as the certificates of deposit mature and reprice in a changing interest rate environment.

     Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Corporation's profitability is also affected by the level of the Bank's other income and expenses. Other noninterest income includes income associated with the origination and sale of mortgage loans, loan servicing fees, deposit account related fees, and net gains and losses on sales of interest-earning assets. This portion of the Bank's income is heavily dependent on the Bank's success at originating and selling one-to-four family mortgage loans into the secondary market. In addition, the Bank's ability to generate fee income on its deposit accounts impacts this portion of the Bank's income stream. In fiscal 2006, the Bank introduced an Overdraft Protection service, which increased the deposit related fee income and is discussed in more detail in the section entitled "Comparison of Operating Results for the Three and Six Months Ended September 30, 2007 and September 30, 2006."

     Other noninterest expenses include compensation and benefits, occupancy and equipment expenses, deposit insurance premiums, data servicing expenses and other operating costs. In fiscal 2006, the Bank began a Bank-wide efficiency initiative, soliciting input from all employees and implementing many of the suggestions it received. This is an ongoing process, as management continues to look for ways to improve efficiency. To encourage employees to participate in this initiative, the Bank has added a profitability component to the incentive portion of the employee's pay, and efficiency accounts for one-third of this profitability component. Also during fiscal 2006, the Bank formed a Core Data Processor task team to analyze ways to best utilize its new data processing system. At the time of the data processing conversion in November 2004, the focus was appropriately on converting the data from the previous system. Subsequently, the focus shifted to ensuring that the Bank was taking advantage of the benefits offered by the new system, and this is a process that will continue in future years along with the efficiency initiative discussed above.

     Finally, the Corporation's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government legislation, regulation, and monetary and fiscal policies.

Financial Condition
-------------------
     Total consolidated assets for the Corporation at September 30, 2007, increased to $1.3 billion, reflecting an increase of 5.9% from March 31, 2007. This increase in assets was primarily a result of the growth in loans receivable, which increased 8.7% to $1.1 billion at September 30, 2007 from $1.0 billion at March 31, 2007. The growth in loans receivable was primarily attributable to a $72.6 million, or 13.2%, increase in the balance of construction and land development and commercial business loan categories since March 31, 2007. The Bank continued to focus on expanding its relationships with established residential real estate developers and one-to-four family residential builders, which resulted in the continued growth in this component of loans receivable during the period. Also increasing during the period was the commercial loan category, as the Bank continues to focus on increasing its commercial lines of credit balances to diversify its loan portfolio and expand its relationships with businesses in its markets. Commercial real estate loans, primarily consisting of loans with initial fixed rate periods of three to five years, moderated during the period as the Bank continued its trend away from the lower returns available in this segment in favor of the returns available in the construction and land development category. One-to-four family mortgage loans increased 15.6% to $143.2 million at September 30, 2007 from $123.9 million at March 31, 2007. Mortgage loan originations were strong in the second quarter of fiscal 2008, and the Bank chose to retain certain short term mortgage loans rather than sell them into the secondary market. However, even with the retention of these short term loans, the Bank continued its practice of selling most of its single-family long term fixed rate loan production into the secondary market. The Bank sold $46.3 million of single-family real estate loans during the six months ended September 30, 2007, compared to $40.6 million during the six months ended September 30, 2006 as a result of increased activity from the Bank's single family mortgage division.

The following is an analysis of the loan portfolio by major type of loans:

                                                  September 30,     March 31,
(In thousands)                                        2007            2007
                                                     ------          ------
1-4 mortgage loans
  1-4 family                                       $159,824        $149,885
  1-4 family construction                            34,032          28,576
  Less participations sold                          (50,655)        (54,592)
                                                  ---------       ---------
     Net 1-4 family mortgage loans                  143,201         123,869
Construction and land development                   458,838         405,348
Multi family residential                             46,631          52,727
Commercial real estate                              296,453         292,212
Commercial business loans                           165,356         146,265
Home equity secured                                  44,971          45,307
Other consumer loans                                  7,986           5,031
                                                  ---------       ---------
     Subtotal                                     1,020,235         946,890
                                                  ---------       ---------
Total loans receivable                            1,163,436       1,070,759
Less:                                             ---------       ---------
     Allowance for loan losses                      (17,023)        (15,889)
                                                  ---------       ---------
     Net loans receivable                        $1,146,413      $1,054,870
                                                  =========       =========

Net residential loans                              $142,031  12%   $122,839  12%
Net commercial business loans                       162,402  14     143,604  13
Net commercial real estate loans (1)                789,882  69     738,861  70
Net consumer loans (2)                               52,098   5      49,566   5
                                                  --------- ----  --------- ----
                                                 $1,146,413 100% $1,054,870 100%
                                                  ========= ====  ========= ====
(1) Includes construction and development, multi-family and commercial real estate loans.
(2) Includes home equity and other consumer loans.

     As reflected in the table above, approximately 69% of our net loan portfolio consists of commercial real estate and construction and development loans. These types of loans afford the Bank an opportunity to receive interest at rates higher than those generally available from single family residential lending. These loans, however, also typically are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than single family residential mortgage loans. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to between 75 and 85% and carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

     Construction and land development lending generally involves a higher degree of risk than permanent financing for a finished residence or commercial building, because of the inherent difficulty in estimating both the estimated cost of the project and the property's value at completion. If the estimated cost of construction proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to complete the project.
To address this risk, and because of the level of construction loans in the Bank's portfolio, the Bank has personnel dedicated specifically to monitoring the progress of its construction projects, and making on-site inspections of the properties. In addition, in an effort to monitor the available inventory in its markets, the Bank also regularly reviews the overall building and development activity in its markets. Also, to mitigate the risks related to construction lending, the Bank primarily deals with experienced builders, with acceptable credit histories, sound financial statements, and a proven track record in the industry. In addition, the Bank utilizes the services of experienced inspectors to monitor the progress and draw process in the more complex construction projects. The Bank also has an experienced appraisal staff, and members of senior management with related appraisal education and experience, who regularly review the appraisals utilized by the Bank in analyzing prospective construction projects. Finally, members of the Bank's senior management and loan committees also have a significant amount of experience in the areas of construction lending, appraisals, and loan underwriting, further mitigating the Bank's risk in this area.

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

     The following table is provided to show additional details on the Corporation's construction and land development loan portfolio:


                                                  September 30,      March 31,
                                                      2007             2007
(In thousands)                                   Amount Percent   Amount Percent
                                                 ------ -------   ------ -------
Speculative construction one-to-four family     $11,030    2.2%  $13,694    3.2%
Custom construction one-to-four family           23,002    4.7    14,882    3.4
                                                 ------ -------   ------ -------
   Total one-to-four family construction         34,032    6.9    28,576    6.6

Commercial speculative construction 1-4 family  228,305   46.3   177,602   40.9
Commercial construction multi family              9,326    1.9     6,986    1.6
Commercial construction                          49,019   10.0    47,490   11.0
Commercial land development                     172,188   34.9   173,270   39.9
                                                 ------ -------   ------ -------
   Total construction and land development      458,838   93.1   405,348   93.4

   Total construction loans                    $492,870  100.0% $433,924  100.0%
                                                =======  =====   =======  =====

     The tables below display the characteristics of the available for sale
(AFS) and held-to-maturity (HTM) portfolios as of September 30, 2007:

                                                              Net     Estimated
                                                Amortized  Unrealized   Fair
                                                   Cost    Gain/(Loss)  Value
(In thousands)                                   -------    --------   -------
AFS Securities
  State and political subdivisions and U.S.
    government agency securities               $  40,829      $  (85) $ 40,744
  Marketable equity securities                       323       5,741     6,064
  Mutual funds                                     5,000        (156)    4,844
  Mortage-backed securities and
    Collateralized mortgage obligations(CMOs)     31,863           2    31,865
                                                 -------     -------   -------
    Total available-for-sale securities           78,015       5,502    83,517
                                                 -------     -------   -------
HTM Securities
  State and political subdivisions and U.S.
    government agency securities                     370           -       370
  Mortgage-backed securities and CMOs                 78           5        83
                                                 -------     -------   -------
    Total held-to-maturity securities                448           5       453
                                                 -------     -------   -------
    Total securities                             $78,463      $5,507   $83,970
                                                 =======     =======   =======

                          Maturity Schedule of Securities at September 30, 2007
                          -----------------------------------------------------
                                  Available-For-Sale     Held-To-Maturity
                          -----------------------------------------------------
                                 Amortized  Estimated   Amortized  Estimated
(In thousands)                      Cost    Fair Value     Cost    Fair Value
                                  -------   ----------   -------   ----------
Maturities:
  Less than one year            $  16,982    $  16,921      $ 16         $ 16
  One to five years                11,280       11,296       417          418
  Over five to ten years           16,250       16,195         6            8
  Over ten years                   28,180       28,197         9           11
                                  -------      -------     -----        -----
                                   72,692       72,609       448          453
Mutual funds and marketable       -------      -------     -----        -----
  equity securities (liquid)        5,323       10,908         -            -
                                  -------      -------     -----        -----
Total investment securities     $  78,015    $  83,517     $ 448        $ 453
                                  =======      =======     =====        =====

     Total liabilities increased 6.2% to $1.2 billion at September 30, 2007,
from $1.1 billion at March 31, 2007.    This increase in liabilities was
primarily the result of growth in the balance of deposits, which increased 2.3% to $997.6 million at September 30, 2007 from $975.3 million at March 31, 2007.

     The following is an analysis of the deposit portfolio by major type of deposit at September 30, 2007 and March 31, 2007:

(In thousands)                                 Sept 30, 2007   March 31, 2007
Demand deposits                                -------------   --------------
  Savings                                          $  19,183        $  21,628
  Checking                                            77,129           78,294
  Checking (noninterest-bearing)                      76,472           91,703
  Money Market                                       217,790          187,912
                                                    --------         --------
                                                     390,574          379,537
Time certificates of deposit                        --------         --------
  Less than $100,000                                 277,848          273,022
  Greater than or equal to $100,000                  260,534          243,346
  Brokered certificates of deposit                    68,599           79,390
                                                    --------         --------
                                                     606,981          595,758
                                                    --------         --------
Total deposits                                     $ 997,555        $ 975,295
                                                    ========         ========

     Also contributing to the growth in liabilities during the six month period was an increase of 36.8% in other borrowed funds to $189.7 million at September 30, 2007 from $138.7 million at March 31, 2007. Contributing to this increase was a decline in brokered certificate of deposit balances as rates were higher than the rates available at the FHLB. During the quarter the Bank borrowed additional funds from the FHLB to support asset growth and help manage interest rate risk.

     The September 30, 2007 balance sheet also includes an investment in real estate for a joint venture and the corresponding borrowing. During the year ended March 31, 2005, Westward Financial, as a 50% partner in GBNW (Greenbriar Northwest LLC), purchased an 85 acre parcel of land in Bellingham for future development. GBNW intends to develop the property in future years into a
neighborhood community to be known as Fairhaven Highlands.   The $17.4 million
reflected on the Corporation's Consolidated Statements of Financial Position as an asset at September 30, 2007 represents the current level of the investment in real estate joint ventures, including the Fairhaven Highlands joint venture. This amount also includes the remaining net investment in a residential development joint venture that has since been completed and closed. The $21.4 million shown in the liability section of the Consolidated Statements of Financial Position represents the corresponding wholesale borrowing used to fund the investment in the Fairhaven Highlands joint venture. At this time, the partnership is in the process of meeting with the appropriate public and private entities in connection with its preliminary planning efforts relating to the future development of the property.

     Stockholders' equity at September 30, 2007 increased 3.4% to $128.1 million from $123.9 million at March 31, 2007. This increase was primarily attributable to net income of $9.9 million for the six months ended September 30, 2007. This change also included the effects from the Corporation's share repurchase program. Repurchases of common stock totaled $3.1 million for the six months ended September 30, 2007 compared to $2.3 million for the six months ended September 30, 2006. The Corporation's capital position remains strong, with a stockholder equity-to-assets ratio of 9.5% at September 30, 2007, compared to 9.8% at March 31, 2007.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and September 30, 2006
-----------------------------------------------------------------------------

     General. Net income increased 5.7% to $4.9 million for the three months ended September 30, 2007 from $4.7 million for the three months ended September 30, 2006. Diluted earnings per share for the three months ended September 30, 2007 was $0.40 on weighted average shares outstanding of 12,256,797, compared to diluted earnings per share of $0.37 on weighted average shares of 12,411,571 for the three months ended September 30, 2006.

     Net Interest Income. Net interest income before provision for loan losses for the three months ended September 30, 2007 increased 6.2% to $13.9 million from $13.1 million for the comparable period in 2006. Interest on loans for the quarter ended September 30, 2007 increased 13.2% to $24.9 million, from $22.0 million for the comparable quarter a year ago. This increase was a result of a combination of factors, including the growth in loans receivable, as the Bank experienced loan growth during the quarter, increasing the loan portfolio to $1.1 billion at September 30, 2007 compared to $1.0 billion at September 30, 2006.

     Also included in interest income for the period ended September 30, 2007 and 2006 were approximately $1.2 million and $1.1 million, respectively, of deferred fee income recognition. Most of these fees were related to the Bank's commercial loan portfolio as a result in large part of the success in increasing the real estate development loan portfolio. These development loans typically are shorter term in nature so the deferred fee recognition during the life of the loan is greater than what would be recognized for a comparable loan fee on a longer amortizing loan. The table below presents an analysis of deferred fee recognition for the three months ended September 30, 2007 and 2006:

                                            For the quarter ended September 30,
                                                  2007              2006
(In thousands)                                   ------            ------
Commercial loan deferred fees                   $ 1,070           $   941
One-to-four real estate mortgage loan
  deferred fees                                     162               151
                                                 ------            ------
Total                                           $ 1,232           $ 1,092
                                                 ======            ======

     Interest on investments and mortgage-backed securities for the three months ended September 30, 2007 remained relatively unchanged at $1.0 million. Total interest income increased 12.6% to $25.9 million at September 30, 2007 from $23.0 million in the comparable period one year ago as a result of the factors discussed above.

     Total interest paid on deposits increased 23.8% to $9.8 million for the quarter ended September 30, 2007 from $7.9 million for the quarter ended September 30, 2006, as a result of increased growth in average deposits outstanding to $992.5 million for the three months ended September 30, 2007 compared to $906.2 million for the three months ended September 30, 2006. Also contributing to the increase was a higher level of interest rates during most of the period which resulted in an increase in interest expense, including interest paid on the Bank's deposits. At September 30, 2007, approximately 61% of the Bank's deposits were in the form of certificates of deposit, including $68.6 million in brokered certificates of deposit. As such, an increasing interest rate environment affects the Bank's deposit interest expense more dramatically than if a larger portion of the Bank's funding were in the form of lower cost checking and liquid savings accounts. While management continues its efforts to increase core deposits as a funding source, the competitive marketplace for core deposit dollars has resulted in only moderate success in this regard.

     Interest on borrowings increased 10.5% to $2.1 million during the quarter ended September 30, 2007, compared to $1.9 million for the comparable period one year ago. The increased expense in the current year was a result of the increasing interest rate environment. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet as an alternative liquidity source and to better manage its interest rate risk profile.

     The following tables are presented to further illustrate the changes in the primary factors impacting the Bank's net interest income:

                                            For the quarter ended September 30,
Average balances:                                   2007          2006
   (In thousands)                                  ------        ------
   Loans                                       $1,114,386    $1,008,100
   Investments                                     90,469        93,101
                                                ---------     ---------
   Total interest-earning assets                1,204,855     1,101,201

   Deposits                                      $992,531      $906,228
   Borrowings                                     172,738       161,466
                                                ---------     ---------
   Total interest-bearing liabilities           1,165,269     1,067,694

   Average assets                              $1,324,836    $1,211,989
   Average stockholders' equity                $  126,850    $  116,125

                                            For the quarter ended September 30,
Weighted average interest rates:                    2007          2006
                                                   ------        ------
   Yield on loans                                    8.93%         8.72%
   Yield on investments                              4.47%         4.35%
                                                ---------     ---------
   Yield on interest-earning assets                  8.60%         8.35%

   Cost of deposits                                  3.96%         3.50%
   Cost of borrowings                                4.93%         4.78%
                                                ---------     ---------
   Cost of interest-bearing liabilities              4.10%         3.69%

   Net interest spread                               4.49%         4.66%
   Net interest margin                               4.63%         4.77%

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

                                            For the quarter ended September 30,
Allowance for Loan Losses                              2007        2006
(In thousands)                                        ------      ------
Allowance at  beginning of period                  $  16,262   $  14,854
Provision for loan losses                                800         700
Charge offs (net of recoveries)                          (39)        (43)
                                                      ------      ------
Allowance at  end of period                        $  17,023   $  15,511
Allowance for loan losses as a percentage of          ======      ======
  net loans receivable at the end of the period         1.48%       1.50%

Net charge-offs as a percentage of average
  loans outstanding during the period                   0.003%      0.004%

     The provision for loan losses was $800,000 for the quarter ended September 30, 2007 compared to $700,000 for the quarter ended September 30, 2006. These provisions reflect management's ongoing analysis of changes in loan portfolio composition by collateral categories, balances outstanding, overall credit quality of the portfolio, peer group analysis, historical industry loss experience, and current economic conditions. The allowance for loan losses was $17.0 million, or 1.48% of net loans receivable at September 30, 2007, compared to $15.5 million, or 1.50% of net loans receivable at September 30, 2006. The increase in the allowance to $17.0 million resulted from continued loan portfolio growth in the higher-risk lending categories of construction and land development, commercial real estate, and commercial business loans during the period, which amounted to $952.3 million at September 30, 2007, versus $862.8 million at September 30, 2006.

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

     As of September 30, 2007, there were no loans in the loan portfolio over 90 days delinquent and accruing and one loan on nonaccrual status. At September 30, 2007, total non-performing loans were $6,000. The Bank had one property in the real estate owned category totaling $725,000 at September 30, 2007. Total non-performing assets represented $731,000, or 0.05% of total assets at September 30, 2007 compared to $2.2 million or 0.18% of total assets at September 30, 2006.

                                                       As of September 30,
Non-Performing Assets                                    2007        2006
(In thousands)                                          ------      ------
Accruing loans - 90 days past due                      $     -     $   611
Non-accrual loans                                            6       1,557
Total non-performing loans                                   6       2,168
Total non-performing loans/net loans                      0.00%       0.21%
Real estate owned                                          725           -
Total non-performing assets                                731       2,168
Total non-performing assets/total assets                  0.05%       0.18%

     Noninterest Income. Noninterest income for the three months ended September 30, 2007 increased 12.2% to $1.6 million as compared to $1.4 million for the same period a year ago. Service fee income increased 17.1% to $918,000 for the quarter ended September 30, 2007 from $784,000 for the same quarter in the prior period. The net gain on the sale of loans servicing released decreased 16.2% to $173,000 for the quarter ended September 30, 2007 from $206,000 in the comparable period one year ago. Mortgage loan originations were strong in the second quarter of fiscal 2008, and the Bank chose to retain certain short term mortgage loans rather than sell them into the secondary market. Other noninterest income for the quarter increased 20.2% to $516,000 for the quarter ended September 30, 2007 from $429,000 for the three months ended September 30, 2006. The primary reason for the increase from the prior period was additional income related to the purchase of approximately $2.5 million of bank owned life insurance.

     Noninterest Expense. Noninterest expense for the three months ended September 30, 2007 increased 8.4% to $7.5 million from $6.9 million for the comparable quarter one year ago. Compensation and employee benefits increased 4.6% for the quarter ended September 30, 2007 to $4.3 million from $4.1 million for the comparable quarter one year ago. Building occupancy for the quarter ended September 30, 2007 increased 16.0% to $1.2 million from $1.0 million for the quarter ended September 30, 2006. Increases in compensation and employee benefits and building and occupancy expenses resulted from the opening of a full service retail facility and mortgage loan center in Puyallup, Washington in June 2007. Other noninterest expense increased 12.1% to $1.5 million for the quarter ended September 30, 2007 from $1.4 million in the quarter ended September 30, 2006 as a result of increased printing and supplies expense related to the opening of the Bank's Puyallup retail office and loan center, consulting expenses, and increased Business & Occupation tax as a result of the growth in the loan portfolio of taxable commercial loans.


Comparison of Operating Results for the Six Months Ended September 30, 2007 and September 30, 2006
---------------------------------------------------------------------------

     General. Net income increased 7.6% to $9.9 million for the six months ended September 30, 2007 from $9.2 million for the six months ended September 30, 2006. Diluted earnings per share for the six months ended September 30, 2007 was $0.81 on weighted average shares outstanding of 12,299,405, compared to diluted earnings per share of $0.74 on weighted average shares of 12,429,317 for the six months ended September 30, 2006.

     Net Interest Income. Net interest income before provision for loan losses for the six months ended September 30, 2007 increased 6.1% to $27.4 million from $25.8 million for the comparable period in 2006. Interest on loans for the six months ended September 30, 2007 increased 15.7% to $48.8 million, from $42.2 million for the comparable period a year ago. This increase was a result of a combination of factors, including the growth in loans receivable, as the Bank experienced loan growth during the period, increasing the loan portfolio to $1.1 billion at September 30, 2007 compared to $1.0 billion at September 30, 2006.

     Also included in interest income for the period ended September 30, 2007 and 2006 were $2.6 million and $2.2 million, respectively, of deferred fee income recognition. Most of these fees were related to the Bank's commercial loan portfolio for the period ended September 30, 2007 and 2006, that resulted in large part from the success in increasing the real estate development loan portfolio. These development loans typically are shorter term in nature, so the deferred fee recognition during the life of the loan is greater than what would be recognized for a comparable loan fee on a longer amortizing loan. The table below presents an analysis of deferred fee recognition for the six months ended September 30, 2007 and 2006:

                                          For the six months ended September 30,
                                                  2007              2006
(In thousands)                                   ------            ------
Commercial loan deferred fees                   $ 2,216           $ 1,897
One-to-four real estate mortgage loan
  deferred fees                                     359               310
                                                 ------            ------
     Total                                      $ 2,575           $ 2,207
                                                 ======            ======
     Interest on investments and mortgage-backed securities for the six months ended September 30, 2007 remained relatively unchanged at $2.0 million. Total interest income increased 15.0% to $50.8 million at September 30, 2007 from $44.2 million in the comparable period one year ago as a result of the factors discussed above.

     Total interest paid on deposits increased 32.8% to $19.3 million for the six months ended September 30, 2007 from $14.5 million for the six months ended September 30, 2006, as a result of increased growth in average deposits outstanding to $981.6 million at September 30, 2007 compared to $874.9 million at September 30, 2006. Also contributing to the increase was the rising level of interest rates during the six months ended September 30, 2007 which increased interest paid on the Bank's deposits. At September 30, 2007, approximately 61% of the Bank's deposits were in the form of certificates of deposit, including $68.6 million in brokered certificates of deposit. As such, an increasing interest rate environment affects the Bank's deposit interest expense more dramatically than if a larger portion of the Bank's funding were in the form of lower cost checking and liquid savings accounts. While management continues its efforts to increase core deposits as a funding source, the competitive marketplace for core deposit dollars has resulted in only moderate success in this regard.

     Interest on borrowings increased 7.4% to $4.1 million during the six months ended September 30, 2007, compared to $3.8 million for the comparable period one year ago. The increased expense in the current year was a result of the increasing interest rate environment. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet as an alternative liquidity source and to better manage its interest rate risk profile.

     The following tables are presented to further illustrate the changes in the primary factors impacting the Bank's net interest income:

                                         For the six months ended September 30,
Average balances:                                    2007        2006
  (In thousands)                                    ------      ------
  Loans                                         $1,095,313   $ 982,481
  Investments                                       90,736      93,827
  Total interest-earning assets                  1,186,049   1,076,308

  Deposits$981,618$874,962
  Borrowings166,779166,065
  Total interest-bearing liabilities1,148,3971,041,027

  Average assets1,306,6671,180,235
  Average stockholders' equity125,852115,191

                                         For the six months ended September 30,
Weighted average interest rates:                     2007        2006
                                                    ------      ------
  Yield on loans                                      8.90%       8.58%
  Yield on investments                                4.46%       4.32%
                                                    ------      ------
  Yield on interest-earning assets                    8.56%       8.21%

  Cost of deposits                                    3.93%       3.32%
  Cost of borrowings                                  4.94%       4.62%
                                                    ------      ------
  Cost of interest-bearing liabilities                4.08%       3.53%

  Net interest spread                                 4.49%       4.68%
  Net interest margin                                 4.62%       4.80%

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

                                         For the six months ended September 30,
Allowance for Loan Losses                              2007        2006
(In thousands)                                        ------      ------
Allowance at  beginning of period                   $ 15,889    $ 14,184
Provision for loan losses                              1,200       1,400
Charge offs (net of recoveries)                          (66)        (73)
                                                     -------     -------
Allowance at  end of period                         $ 17,023    $ 15,511
                                                     =======     =======
Allowance for loan losses as a percentage of
  net loans receivable at the end of the period         1.48%       1.50%

Net charge-offs as a percentage of average
  loans outstanding during the period                   0.006%      0.007%

     The provision for loan losses was $1.2 million for the six months ended September 30, 2007 compared to $1.4 million for the six months ended September 30, 2006. These provisions reflect management's ongoing analysis of changes in loan portfolio composition by collateral categories, balances outstanding, overall credit quality of the portfolio, peer group analysis, historical industry loss experience, and current economic conditions.

     Noninterest Income. Noninterest income for the six months ended September 30, 2007 increased 13.9% to $3.3 million as compared to $2.9 million for the same period a year ago. Service fee income increased 8.9% to $1.8 million for the six months ended September 30, 2007 from $1.7 million for the same six months in the prior period. The net gain on the sale of loans servicing released increased 12.8% to $487,000 for the six months ended September 30, 2007 from $432,000 in the comparable period one year ago. A moderately more active mortgage market was the primary reason for the increased amount during the period. Other noninterest income increased 26.3% to $1.0 million for the six months ended September 30, 2007 from $801,000 for the six months ended September 30, 2006. The primary reason for the increase from the prior period was additional income related to the purchase of approximately $5.0 million of bank owned life insurance.

     Noninterest Expense. Noninterest expense for the six months ended September 30, 2007 increased 9.5% to $14.7 million from $13.4 million for the comparable six months one year ago. Compensation and employee benefits increased 5.7% for the six months ended September 30, 2007 to $8.4 million from $8.0 million for the comparable six months one year ago. Building occupancy for the six months ended September 30, 2007 increased 14.9% to $2.3 million from $2.0 million for the six months ended September 30, 2006. Increases in compensation and employee benefits and building and occupancy expenses resulted from the opening a full service regional facility in Everett, Washington in June 2006, as well as a full service retail facility and mortgage loan center in Puyallup, Washington in June 2007. Other noninterest expense increased 15.6% to $3.1 million from $2.7 million in the six months ended September 30, 2006 as a result of real estate owned expenses incurred, increased printing and supplies expense related to the opening of our Puyallup retail office and loan center, as well as increased Business & Occupation tax due to the growth in the loan portfolio of taxable commercial loans.

Average Balances, Interest and Average Yields/Costs
---------------------------------------------------
     The following table presents at the date and for the periods indicated, the total dollar amount of interest income and interest expense, as well as the resulting yields earned and rates paid.

                                                      For the six months ended September 30,
                                                       2007                             2006
                                           ---------------------------      --------------------------
                                                               Average                         Average
                                           Average              Yield/      Average             Yield/
(In thousands)                             Balance   Interest    Cost       Balance   Interest   Cost
                                           -------   --------   ------      -------   --------  ------
Interest-earning assets:
  Loans receivable                      $1,095,313   $ 48,765    8.90%    $ 982,481   $ 42,152   8.58%
  Investment securities                     59,765      1,237    4.17        66,485      1,350   4.06
  Mortgage-backed securities                30,971        789    5.04        27,342        674   4.93
                                         ---------    -------   -----     ---------    -------  -----
    Total interest-earning assets        1,186,049     50,791    8.56     1,076,308     44,176   8.21


Interest-bearing liabilities:
  Deposits                                 981,618     19,285    3.93       874,962     14,524   3.32
  Borrowings                               166,779      4,122    4.94       166,065      3,837   4.62
                                         ---------    -------   -----     ---------    -------  -----
    Total interest-bearing liabilities   1,148,397     23,407    4.08     1,041,027     18,361   3.53
                                                      -------                          -------
Net interest income                                  $ 27,384                         $ 25,815
                                                      =======                          =======
Interest rate spread                                             4.49%                           4.68%
Net interest margin                                              4.62%                           4.80%

Ratio of average interest-earning
  assets to average interest-
  bearing liabilities                                          103.28%                         103.39%


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

                                                 Six months ended September 30,
                                                         2007 vs. 2006
                                                   Increase (Decrease) Due to
                                                                Rate/
(In thousands)                                Volume    Rate    Volume    Total
                                              ------   ------   ------    -----
Interest income:
  Interest and fees on loans                 $ 4,841  $ 1,590   $  182  $ 6,613
  Investment securities and other
     interest-bearing securities                 (67)      70       (1)       2
                                              ------   ------   ------   ------
Total interest-earning assets                $ 4,774  $ 1,660   $  181  $ 6,615
                                              ======   ======   ======   ======
Interest expense:
Deposit accounts                             $ 1,770  $ 2,666   $  325  $ 4,761
Borrowings                                        17      267        1      285
                                              ------   ------   ------   ------
Total interest-bearing liabilities           $ 1,787  $ 2,933   $  326  $ 5,046
                                              ======   ======   ======   ======

Liquidity and Capital Resources
-------------------------------
     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At September 30, 2007, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with an amortized cost of $47.9 million.

     As of September 30, 2007, the total amortized cost of investments and mortgage-backed securities was $78.5 million compared to a market value of $84.0 million with an unrealized gain of $5.5 million. As of March 31, 2007, the total amortized cost of investments and mortgage-backed securities was $74.4 million, compared to a market value of $79.6 million with an unrealized gain of
$5.2 million.   The Bank does not foresee any factors that would impair its ability to hold debt securities to maturity.

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

     Stockholders' equity as of September 30, 2007 was $128.1 million, or 9.5% of assets, compared to $123.9 million, or 9.8% of assets at March 31, 2007. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well-capitalized. The Bank's total risk-adjusted capital ratio as of September 30, 2007 was 11.4%, compared to 12.0% as of March 31, 2007. These figures are well above the well-capitalized minimum of 10% set by the FDIC.

     The Corporation has conducted various stock buy-back programs since August 1996. In March 2007, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2008 fiscal year, allowing the Corporation to repurchase up to 5% of total shares outstanding, or approximately 600,000 shares. This marked the Corporation's ninth stock repurchase plan. During the six months ended September 30, 2007, the Corporation repurchased 147,200 shares at an average price of $21.23.

     Management intends to continue its stock buy-back programs from time to time as long as repurchasing the stock is perceived to contribute to the overall
growth of shareholder value.   The number of shares of stock to be repurchased
and the price to be paid is the result of many factors, several of which are outside of the control of the Corporation. The primary factors, however, are market and economic factors such as the price at which the stock is trading in the market, the number of shares available in the market; the attractiveness of other investment alternatives in terms of the rate of return and risk involved in the investment; the ability to increase the value and/or earnings per share of the remaining outstanding shares; the Corporation's liquidity and capital needs; and regulatory requirements. Presently, it is management's belief that purchases made under the current Board approved plan will not materially affect the Corporation's capital or liquidity position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk. Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At September 30, 2007, the Corporation had no significant off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At September 30, 2007, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2007.

Item 4.  Controls and Procedures

     An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer, and several other members of the Corporation's senior management as of the end of the period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, the Corporation's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

     In the three and six months ended September 30, 2007, the Corporation did not make any changes in its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting. While the Corporation believes the present designs of its disclosure controls and procedures and internal control over financial reporting are effective to achieve their goals, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures and/or internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

      The Corporation's common stock is traded on the NASDAQ Global Securities Market under the symbol "HRZB". As of November 1, 2007, there were 12,102,180 shares of common stock outstanding.

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

      The Corporation is "well-capitalized" in accordance with regulatory standards. The Corporation has had various stock buy-back programs since August 1996. In March 2007, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2008 fiscal year, allowing the Corporation to repurchase up to 5% of total shares outstanding, or approximately 600,000 shares. This marked the Corporation's ninth stock repurchase plan. During the quarter ended September 30, 2007, the Corporation repurchased 66,600 shares at an average price of $20.09.



      The following table sets forth information, as adjusted, about the Corporation's purchases of its outstanding Common Stock during the quarter ended September 30, 2007.

                                                                                                (d) Maximum Number
                                        (a) Total                       (c)Total Number of      (or approximate Dollar
                                        Number of                         Shares (or Units)      Value) of shares (or
                                          Shares     (b) Average Price   Purchased as Part of    Units) that May Yet Be
                                        (or Units)      Paid per Share   Publicly Announced      Purchased Under the
     Period                             Purchased (1)     (or Unit)      Plans or Programs       Plans or Programs
--------------------------------------  ---------        -----------       -----------           -----------------
July 1, 2007 - July 30, 2007              24,600           20.217            105,200              494,800
August 1, 2007 - August 31, 2007          24,100           20.143            129,300              470,700
September 1, 2007 - September 30, 2007    17,900           19.860            147,200              452,800
                                          ------           ------            -------              -------
Total                                     66,600           20.094            147,200              452,800

(1) Of these shares, no shares were purchased other than through a publicly announced program.




Item 3.   Defaults Upon Senior Securities
           None

Item 4.   Submission of Matters to a Vote of Security Holders

      The Corporation's 2007 Annual Meeting of Shareholders was held on July 24, 2007 at the Fox Hall located at 1661 W. Bakerview Road, Bellingham, Washington. The results of the vote on the items presented at the meeting was as follows:

Election of Directors:

Shareholders elected the following nominees to the Board of Directors for a three-year term ending in 2010 by the following vote:


                    FOR:                          WITHHELD:
                    ---------------------------   ---------------------------
                    Number of Votes  Percentage   Number of Votes  Percentage
                    ---------------  ----------   ---------------  ----------
Dennis C. Joines          9,464,450       94.8%           522,579        5.2%
James A. Strengholt       9,649,147       96.6%           337,882        3.4%


The following directors, who were not up for re-election at the Annual Meeting of Shareholders, will continue to serve as directors: Robert C. Diehl, Fred R. Miller, Gary E. Goodman, Robert C. Tauscher, Richard R. Haggen, and V. Lawrence Evans.

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



                           HORIZON FINANCIAL CORP.



                           By: /s/V. Lawrence Evans
                               --------------------
                               V. Lawrence Evans
                               Chairman, President, and Chief Executive Officer


                           By: /s/Richard P. Jacobson
                               ----------------------
                               Richard P. Jacobson
                               Chief Financial Officer



                           Dated:     November  7, 2007
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

Date:  November 7, 2007        /s/V.Lawrence Evans
                               -----------------------------
                               V. Lawrence Evans
                               Chairman, President, and Chief Executive Officer

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

Date:  November 7, 2007        /s/Richard P. Jacobson
                               -------------------------
                               Richard P. Jacobson
                               Chief Financial Officer, EVP

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

 /s/ V. Lawrence Evans                               /s/ Richard P. Jacobson
 -----------------------------------                 -------------------------
 V. Lawrence Evans                                   Richard P. Jacobson
 Chairman, President, and Chief Executive Officer    Chief Financial Officer

 Dated:  November 7, 2007