Form 10-Q
period 2007-12-31
HORIZON FINANCIAL CORP
filed 2008-02-08
CIK 1002682

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-Q

                               (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2007
                                           -----------------
                                   OR

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

Large accelerated file      Accelerated filer  X    Non-accelerated filer
                        --                    ----                        ---
Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act).

                               YES      NO  X
                                   ----    ----

As of February 1, 2008, 11,950,878 common shares, $1.00 par value, were outstanding.

                           HORIZON FINANCIAL CORP.

INDEX                                                                PAGE
-----                                                                ----

PART 1      FINANCIAL INFORMATION

Item 1      Financial Statements

            Consolidated Statements of Financial Position              2

            Consolidated Statements of Income                         3-4

            Consolidated Statements of Stockholders' Equity            5

            Consolidated Statements of Cash Flows                      6

            Selected Notes to Consolidated Financial Statements       7-10

Item 2      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                 11-23

Item 3      Quantitative and Qualitative Disclosures About
                 Market Risk                                           23

Item 4      Controls and Procedures                                    23

PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                          24

Item 1A.    Risk Factors                                               24

Item 2      Unregistered Sales of Equity Securities and Use of
                 Proceeds                                              24

Item 3      Defaults Upon Senior Securities                            24

Item 4      Submission of Matters to a Vote of Security Holders        25

Item 5      Other Information                                          25

Item 6      Exhibits                                                   25

            SIGNATURES                                                 26

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                            HORIZON FINANCIAL CORP.
                 Consolidated Statements of Financial Position

                                 ASSETS
                                              December 31,     March 31,
(In thousands, except share data)                 2007           2007
                                              ------------   ------------
                                               (unaudited)

Cash and cash equivalents                     $     24,807   $     40,833
Interest-bearing deposits                            2,785          5,379
Investment securities
  Available-for-sale                                47,981         52,865
  Held-to-maturity                                       -            370
Mortgage-backed securities
  Available-for-sale                                32,404         26,233
  Held-to-maturity                                      47            148
Federal Home Loan Bank stock                         7,247          7,247
Loans held for sale                                  2,561          4,493
Loans receivable, net of allowance of loan
  losses of $17,891 at December 31 and
  $15,889 at March 31                            1,190,638      1,054,870
Investment in real estate in a joint venture        17,475         17,169
Accrued interest and dividends receivable            7,881          6,626
Bank premises and equipment, net                    28,127         27,631
Deferred income tax asset                            4,351          3,733
Income tax receivable                             1,279              -
Other real estate owned                                655            725
Other assets                                        23,077         22,005
                                              ------------   ------------
TOTAL ASSETS                                  $  1,391,315   $  1,270,327
                                              ============   ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                      $  1,009,940   $    975,295
Accounts payable and other liabilities               6,757          9,508
Other borrowed funds                               222,555        138,715
Borrowing related to investment in real
 estate in a joint venture                          21,947         20,243
Advances by borrowers for taxes and insurance          215            454
Income tax payable                                       -            237
Deferred compensation                                1,963          2,020
                                              ------------   ------------
     Total liabilities                           1,263,377      1,146,472
                                              ------------   ------------
COMMITMENTS AND CONTINGENCIES                            -              -

STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value,
   10,000,000 shares, authorized; none issued
   or outstanding                                        -              -
  Common stock, $1 par value, 30,000,000 shares
   authorized; 11,998,978 and 12,254,476 issued
   and outstanding, respectively                    11,999         12,254
  Additional paid-in capital                        50,839         51,489
  Retained earnings                                 62,709         56,770
  Accumulated other comprehensive income, net
    of tax                                           2,391          3,342
                                              ------------   ------------
     Total stockholders' equity                    127,938        123,855
                                              ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  1,391,315   $  1,270,327
                                         ============   ============

             (See Notes to Consolidated Financial Statements)

                         HORIZON FINANCIAL CORP.
              Consolidated Statements of Income (unaudited)

                                                     Three months ended
                                                        December 31,
(In thousands, except share data)                   2007            2006
                                              ---------     ----------
INTEREST INCOME
  Interest on loans                              $  24,917     $   23,277
  Interest on investments and mortgage-backed
   securities                                          992          1,022
                                                 ---------     ----------
      Total interest income                         25,909         24,299
                                                 ---------     ----------
INTEREST EXPENSE
  Interest on deposits                               9,573          8,715
  Interest on other borrowings                       2,536          2,162
                                                 ---------     ----------
      Total interest expense                        12,109         10,877
                                                 ---------     ----------
      Net interest income                           13,800         13,422

PROVISION FOR LOAN LOSSES                              900            450
                                                 ---------     ----------
      Net interest income after provision for
       loan losses                                  12,900         12,972
                                                 ---------     ----------
NONINTEREST INCOME
  Service fees                                         893            823
  Net gain on sales of loans - servicing released      170            162
  Net gain on sales of loans - servicing retained        1             14
  Other noninterest income                             452            420
                                                 ---------     ----------
      Total noninterest income                       1,516          1,419
                                                 ---------     ----------
NONINTEREST EXPENSE
  Compensation and employee benefits                 4,205          4,159
  Building occupancy                                 1,232          1,099
  Data processing                                      234            212
  Advertising                                          197            189
  Other expenses                                     1,554          1,395
                                                 ---------     ----------
      Total noninterest expense                      7,422          7,054
                                                 ---------     ----------
NET INCOME BEFORE PROVISION FOR INCOME TAX           6,994          7,337

PROVISION FOR INCOME TAX                             2,282          2,454
                                                 ---------     ----------
NET INCOME                                       $   4,712     $    4,883
                                                 =========     ==========
BASIC EARNINGS PER SHARE                         $    0.39     $     0.40
                                                 =========     ==========
DILUTED EARNINGS PER SHARE                       $    0.39     $     0.39
                                                 =========     ==========

             (See Notes to Consolidated Financial Statements)

                            HORIZON FINANCIAL CORP.
                 Consolidated Statements of Income (unaudited)

                                                         Nine months ended
                                                            December 31,
(In thousands, except share data)                       2007           2006
                                                    ---------     ----------
INTEREST INCOME
  Interest on loans                                 $  73,683     $   65,428
  Investment and mortgage-backed securities             3,017          3,047
                                                    ---------     ----------
      Total interest income                            76,700         68,475
                                                    ---------     ----------
INTEREST EXPENSE
  Interest on deposits                                 28,858         23,239
  Interest on other borrowings                          6,658          5,999
                                                    ---------     ----------
      Total interest expense                           35,516         29,238
                                                    ---------     ----------
      Net interest income                              41,184         39,237

PROVISION FOR LOAN LOSSES                               2,100          1,850
                                                    ---------     ----------
      Net interest income after provision for
       loan losses                                     39,084         37,387
                                                    ---------     ----------
NONINTEREST INCOME
  Service fees                                          2,692          2,474
  Net gain on sales of loans - servicing released         657            594
  Net gain on sales of loans - servicing retained          18             22
  Net gain on sale of investment securities                 -             19
  Other noninterest income                              1,463          1,221
                                                    ---------     ----------
      Total noninterest income                          4,830          4,330
                                                    ---------     ----------
NONINTEREST EXPENSE
  Compensation and employee benefits                   12,632         12,133
  Building occupancy                                    3,493          3,068
  Data processing                                         713            642
  Advertising                                             612            539
  Other expenses                                        4,679          4,099
                                                    ---------     ----------
      Total noninterest expense                        22,129         20,481
                                                    ---------     ----------
NET INCOME BEFORE PROVISION FOR INCOME TAX             21,785         21,236

PROVISION FOR INCOME TAX                                7,144          7,121
                                                    ---------     ----------
NET INCOME                                          $  14,641     $   14,115
                                                    =========     ==========
BASIC EARNINGS PER SHARE                            $    1.21     $     1.15
                                                    =========     ==========
DILUTED EARNINGS PER SHARE                          $    1.19     $     1.14
                                                    =========     ==========

             (See Notes to Consolidated Financial Statements)


                                   HORIZON FINANCIAL CORP.
                       Consolidated Statements of Stockholders' Equity
                         Nine Months Ended December 31, 2007 and 2006
                                         (unaudited)

                                  Common Stock                                  Accumulated
                             ----------------------    Additional                  Other
(In thousands,               Number of                  Paid-In      Retained   Comprehensive  Stockholders'
except share data)            Shares       At Par       Capital      Earnings      Shares         Equity
                             ---------  -----------   -----------   -----------  ---------    -------------

BALANCE, March 31, 2006         9,898      $  9,898     $  54,116     $  45,991    $  3,318    $   113,323
Comprehensive income
 Net income                         -             -             -        14,115           -         14,115
 Other comprehensive income
  Change in unrealized gains
  on available-for-sale
  securities, net taxes of
  $188                              -             -             -             -         351            351
  Total other comprehensive
   income                           -             -             -             -           -              -
Comprehensive income                -             -             -             -           -              -
Cash dividends on common stock
 at $.40/sh                         -             -             -         (4,541)         -         (4,541)
5 for 4 stock split in
 the form of a 25%
 stock dividend                 2,453         2,453        (2,453)             -          -              -
Cash paid in leiu of fractional
  shares                            -             -             -            (10)         -            (10)
Stock options exercised            13            13            88              -          -            101
Stock award plan                    3             3           198              -          -            201
Tax benefit associated with
  stock options                     -             -            28              -          -             28
Treasury stock purchased and
 retired                         (100)         (100)         (565)        (1,803)         -         (2,468)
                             --------       --------     --------      ---------   --------     ----------
BALANCE, December 31, 2006     12,267     $  12,267    $   51,412     $   53,752   $  3,669     $  121,100
                             ========       ========     ========      =========   ========     ==========
BALANCE, March 31, 2007        12,254     $  12,254    $   51,489     $   56,770   $  3,342     $  123,855
Comprehensive income
 Net income                         -             -             -         14,641          -         14,641
 Other comprehensive income
  Change in unrealized gains
  on available-for-sale
  securities, net taxes
  (benefit) of $(512)               -              -            -              -       (951)          (951)
   Total other comprehensive
     income (loss)                  -              -            -              -          -              -
Comprehensive income                -              -            -              -          -              -
Cash dividends on common stock
  at $.395/sh                       -              -            -         (4,780)         -         (4,780)
Stock options exercised            16             16           85              -          -            101
Stock award plan                    9              9          465              -          -            474
Tax benefit associated with
  stock options                     -              -           43              -          -             43
Treasury stock purchased and
  retired                        (280)          (280)      (1,243)        (3,922)         -         (5,445)
                             --------       --------     --------      ---------   --------     ----------
BALANCE, December 31, 2007     11,999       $ 11,999     $ 50,839      $  62,709   $  2,391     $  127,938
                         ========       ========     ========      =========   ========     ==========




                                  Total
                               Comprehensive
                                 Income
                               ------------

BALANCE, March 31, 2006
Comprehensive income
 Net income                    $    14,115
 Other comprehensive income
  Change in unrealized gains
  on available-for-sale
  securities, net taxes of
  $188                                 351
                               -----------
  Total other comprehensive
    income                             351
                               -----------
Comprehensive income           $    14,466
                               ===========
Cash dividends on common stock
 at $.40/sh
5 for 4 stock split in
 the form of a 25%
 stock dividend
Cash paid in leiu of fractional
 shares
Stock options exercised
Stock award plan
Tax benefit associated with
 stock options
Treasury stock purchased and
 retired
BALANCE, December 31, 2006

BALANCE, March 31, 2007
Comprehensive income
 Net income                    $    14,641
 Other comprehensive income
  Change in unrealized gains
  on available-for-sale
  securities, net taxes
  (benefit) of $(512)                 (951)
                               -----------
  Total other comprehensive
   income (loss)                      (951)
                               -----------
Comprehensive income           $    13,690
                               ===========
Cash dividends on common stock
 at $.395/sh
Stock options exercised
Stock award plan
Tax benefit associated with
 options
Treasury stock purchased and
 retired
BALANCE, December 31, 2006


                           (See Notes to Consolidated Financial Statements)


                           HORIZON FINANCIAL CORP.
             Consolidated Statements of Cash Flows (unaudited)

                                                        Nine Months Ended
(In thousands, except share data)                          December 31,
                                                        2007         2006
                                             ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                          $  14,641     $ 14,115
Adjustments to reconcile net income to net
cash provided by operating activities
 Depreciation and amortization                           1,819        1,382
 Stock award plan compensation                             474          198
 Provision for deferred income tax                        (106)         (59)
 Provision for loan losses                               2,100        1,850
 Provision for loss - Real Estate Owned                     70            -
 Excess tax benefits from the exercise of stock options    (43)         (28)
Changes in assets and liabilities
 Accrued interest and dividends receivable              (1,255)      (1,709)
 Interest payable                                       (1,429)       1,973
 Net change in loans held for sale                       1,932          613
 Federal income tax (receivable) payable                (1,516)         (29)
 Other assets                                           (1,029)      (5,285)
 Other liabilities                                      (1,706)        (152)
                                                     ---------     --------
   Net cash flows from operating activities             13,952       12,869
                                                     ---------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in interest-bearing deposits, net            2,594       (1,393)
 Purchases of investment securities - available-
   for-sale                                            (15,065)      (3,395)
 Proceeds from sales and maturities of
   investment securities - available-for-sale           18,155        8,189
 Purchases of mortgage-backed securities - available-
   for-sale                                            (10,176)     (10,467)
 Proceeds from the sales and maturities of
   Investment securities - held-to-maturity                370            -
 Proceeds from maturities of mortgage-backed
   securities - available-for-sale                       4,336        7,207
 Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                           101          260
 Net change in loans                                  (138,118)    (126,357)
 Purchases of bank premises and equipment               (2,065)      (2,103)
 Net change in investment in joint venture                (306)        (208)
                                                     ---------     --------
   Net cash flows from investing activities           (140,174)    (128,267)
                                                     ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits                                 34,645      118,844
 Advances from other borrowed funds                    586,340      282,443
 Repayments of other borrowed funds                   (502,500)    (275,000)
 Advances on borrowing related to investment in real
  estate in a joint venture                              1,704        1,495
 Common stock issued, net                                  101           94
 Tax benefit associated with stock options                  43           28
 Cash dividends paid                                    (4,692)      (4,443)
 Treasury stock purchased                               (5,445)      (2,468)
                                                     ---------     --------
   Net cash flows from financing activities            110,196      120,993
                                                     ---------     --------
NET CHANGE IN CASH AND CASH EQUIVALENTS                (16,026)       5,595
CASH AND CASH EQUIVALENTS, beginning of period          40,833       24,190
                                                     ---------     --------
CASH AND CASH EQUIVALENTS, end of period             $  24,807     $ 29,785
                                                     =========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for interest            $  36,945     $ 27,264
                                                     =========     ========
 Cash paid during the period for income tax          $   8,717     $  7,173
                                                     =========     ========

              (See Notes to Consolidated Financial Statements)

                          HORIZON FINANCIAL CORP.
           SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE AND NINE MONTHS ENDED DECEMBER 31, 2007
                              (unaudited)

NOTE 1 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation
---------------------

     The condensed consolidated financial statements as of and for the three and nine months ended December 31, 2007, include the accounts of Horizon Financial Corp. (Horizon Financial or the Corporation), and its wholly-owned subsidiary Horizon Bank (Horizon Bank or the Bank), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has engaged in no significant activity other than holding the stock of the Bank.

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the three and nine month periods ended December 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. Annual Report on Form 10-K for the year ended March 31, 2007.

Reclassification
----------------

     Certain reclassifications have been made to prior financial statements to conform with current presentation. Such reclassifications have no effect on net income, equity, or earnings per share.

Significant Accounting Policies
-------------------------------

Consolidation of Variable Interest Entities

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities. FIN 46 explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies immediately to variable interest entities in which an enterprise holds a variable interest. In October 2004, the Bank's wholly-owned subsidiary, Westward Financial Services, Inc. ("Westward Financial"), entered into a real estate development joint venture with Greenbriar Northwest LLC ("GBNW"), an established residential land development company headquartered in Bellingham, Washington. The Corporation believes that GBNW is a variable interest entity. Under FIN 46, GBNW is consolidated in the Corporation's consolidated balance sheet. The Corporation also accounts for the portion not owned by Westward Financial, as a minority interest. The investment in real estate is recorded as an asset and the related debt is recorded as the Corporation's liability. The real estate joint venture has a carrying amount of $17.5 million, with a related borrowing of $21.9 million. No income is currently being recognized in the Corporation's financial statements; however, in accordance with FIN 46, one-half of the related funding expense is included in the Corporation's interest on other borrowings expense which amounts to $134,000 and $139,000 for the three months ended December 31, 2007 and 2006, respectively, and $426,000 and $393,000 for the nine months ended December 31, 2007 and 2006, respectively.

NOTE 2 - Stockholders' Equity

Earnings Per Share
------------------

     The following table illustrates the reconciliation of weighted average shares, as adjusted, used for earnings per share for the noted periods:

                                   Three months ended     Nine months ended
                                       December 31,          December 31,
                                   2007        2006        2007       2006
                                ----------  ----------  ----------  ----------
Basic weighted average shares
  outstanding                   12,064,265  12,266,820  12,148,772  12,297,369
Incremental shares from un-
  exercised stock options
  and unvested restricted stock
  awards                            93,200     127,999     103,548     120,510
                                ----------  ----------  ----------  ----------
Diluted weighted average shares
  outstanding                   12,157,465  12,394,819  12,252,320  12,417,879
                                ==========  ==========  ==========  ==========
Ant-dilutive shares outstanding
  related to options to acquire
  the Corporation's common stock    45,998           -      16,506           -
                                ==========  ==========  ==========  ==========
Cash Dividend Declared
-----------------------

     On December 19, 2007, the Corporation announced a quarterly cash dividend of $0.135 per share payable on February 1, 2008 to stockholders of record on January 8, 2008.

NOTE 3 - Share Based Payment and Stock Option and Award Plans

     The Corporation adopted Statement of Financial Accounting Standard ("SFAS" or "Statement") No. 123R, Share-Based Payment, on April 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after March 31, 2006 are measured and accounted for in accordance with Statement No. 123R. Also under this method, expense is recognized for unvested awards that were granted prior to April 1, 2006 based upon the fair value determined at the grant date under Statement No. 123, Accounting for Stock-based Compensation. For the three and nine months ended December 31, 2007, the Corporation recognized $191,000 and $467,000, respectively, in stock option and restricted stock award compensation expense as a component of salaries and benefits, compared to $82,000 and $193,000 for
the three and nine months ended December 31, 2006.   As of December 31, 2007
and 2006 there was approximately $749,000 and $548,000, respectively, of total unrecognized compensation cost related to nonvested options and restricted stock awards which is scheduled to amortize over the next four years.


     The Corporation measures the fair value of each stock option grant at the date of grant, using the Black Scholes option pricing model. The weighted average fair value of options granted during the nine months ended December 31, 2007 and 2006, was $4.74 and $4.18 per share, respectively. The following assumptions were used in arriving at the fair value of options granted during the nine months ended December 31, 2007 and 2006:

                                   Nine Months Ended      Nine Months Ended
                                   December 31, 2007      December 31, 2006
                              -----------------      -----------------

Risk-free interest rate                  4.54%                 5.27%
Dividend yield rate                      2.56%                 2.42%
Price volatility                        29.12%                 24.77%
Expected life of options              4.09 years             3.78 years

     Prior to the adoption of Statement No. 123R, the Corporation recognized the financial effects of stock options under the intrinsic value method as permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and as such, previously recognized no compensation cost for employee stock options.

NOTE 3 - Share Based Payment and Stock Option and Award Plans (continued)

The Corporation may grant options and/or awards for a maximum of 937,500 shares, as adjusted, of authorized common stock to certain officers and key employees under the 2005 Incentive Stock Plan. Activity during the nine months ended December 31, 2007 also included options granted under the 1995 Stock Option and Incentive Plan, which allowed for a maximum of 743,906 shares, as restated, of authorized common stock to be awarded. Options and awards are granted at no less than fair market value and may or may not vest immediately upon issuance based on the terms established by the Board of Directors. Options and awards are generally exercisable within one to five years from date of grant and expire after ten years.

     The following tables summarize stock option and award activity for the nine months ended December 31, 2007 under both the 1995 and 2005 stock plans:

                                                  Weighted
                                  Weighted        average         Aggregate
                                  average        remaining        intrinsic
                   Outstanding    exercise       contractual      value (in
Stock Options      under plan   price per share  term (in years)  thousands)
-------------     ------------  ---------------  --------------   ---------

Balance, March 31,
 2007                184,475      $     10.05
 Granted              31,862            20.80
 Exercised           (16,001)            6.35
 Forfeited, expired
  or cancelled        (2,084)           19.27
                   ---------      -----------     -------------   --------
Balance, December 31,
 2007                198,252      $     11.98              5.21   $  1,248
                   =========      ===========     =============   ========
Exercisable,
 December 31, 2007   140,786      $      8.78              3.68   $  1,236
                   =========      ===========     =============   ========

The total intrinsic value, the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date, of options exercised for the nine months ended December 31, 2007 and 2006 was $178,000 and $279,000, respectively.
                                                               Weighted
                                              Weighted         average
                                              average         remaining
                             Outstanding      grant price    contractual
Restricted Stock Awards      under plan       per share     term (in years)
-----------------------     -----------      -----------    ---------------
Balance, March 31, 2007          31,682       $     18.91
  Granted                        30,500             21.88
  Vested                         (8,751)            18.73
  Forfeited, expired or
   cancelled                     (1,670)            20.01
                            -----------       -----------   -------------
Balance, December 31, 2007       51,761       $     20.66            1.17
                            ===========       ===========   =============

NOTE 4 - Impact of New Accounting Pronouncements

     In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of SFAS No. 109). Under FIN No. 48, a tax position shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The adoption of FIN No. 48 on April 1, 2007, did not have a material impact on the Corporation's consolidated financial statements, results of operations or liquidity.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Implementation of this Statement beginning April 1, 2008, is not expected to have a material impact on the Corporations' consolidated financial statements.

     In February 2007, the Financial Accounting Standards Board released Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Implementation of this Statement beginning April 1, 2008, is not expected to have a material impact on the Corporations' consolidated financial statements.

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

Forward Looking Statements
--------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations and this Form 10-Q contain certain forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Corporation. Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of the safe harbor with respect to all
forward-looking statements in this Form 10-Q.    These forward-looking
statements are generally identified by use of the word "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. The Corporation's ability to predict results of the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on the Corporation's operations include, but are not limited to, changes in interest rates, general and local economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, prices for residential and commercial properties, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

General
-------

     The Bank was organized in 1922 as a Washington State chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979, the Bank converted to a Washington State chartered mutual savings bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). On August 12, 1986, the Bank converted to a state chartered stock savings bank under the name "Horizon Bank, a savings bank". The Bank became a member of the Federal Home Loan Bank ("FHLB") of Seattle in December 1998. Effective March 1, 2000, the Bank changed its corporate title to its current name, "Horizon Bank". Effective August 1, 2005, the Bank converted from a state chartered savings bank to a state chartered commercial bank.

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

     The primary business of the Bank is to acquire funds in the form of deposits and wholesale funds, and to use the funds to make commercial, consumer, and real estate loans in its primary market area. In addition, and to a lesser extent, the Bank invests in a variety of investment grade securities including, but no necessarily limited to U.S. Government and federal agency obligations, mortgage-backed securities, corporate debt, equity securities, and municipal securities. The Bank intends to continue to fund its assets primarily with retail and commercial deposits, although, FHLB advances, brokered deposits, and other wholesale borrowings, will also likely be used as a supplemental source of funds.

     The Corporation's profitability depends primarily on its net interest income, which is the difference between the income it receives on the Bank's loan and investment portfolio and the Bank's cost of funds, which consists of interest paid on deposits and borrowings. The Bank reviews its opportunities with respect to both assets and liabilities. In the past few years, for example, the Bank chose to concentrate its commercial lending efforts on growing its Prime based loan portfolio, at a time when many lenders were offering fixed rate real estate loans at levels significantly below prime. In this regard, the Bank's loan portfolio growth was heavily concentrated in the active real estate development and construction markets in the Puget Sound region. Through its excellent relationships with established real estate developers and builders, the Bank's experienced loan officers were successful at growing this portion of the Bank's portfolio, which is primarily Prime based business. This was beneficial in previous years, with the Federal Reserve's Open Market Committee's ("FOMC") efforts to increase short term interest rates, which in turn increased the Prime lending rate. With the FOMC's 50 basis point reduction on September 18, 2007, 25 basis point reduction on October 31, 2007 and 25 basis point reduction on December 11, 2007, the Corporation is experiencing a decline in its net interest margin. Subsequently, the FOMC reduced rates by 125 basis points in January 2008.
This rapid pace of easing monetary policy by the FOMC will contribute to further declines in the Corporation's net interest margin. The results of this strategy are discussed in more detail in the section entitled "Comparison of Operating Results for the Three Months Ended December 31, 2007 and December 31, 2006" and "Comparison of Operating Results for the Nine Months Ended December 31, 2007 and December 31, 2006". On the liability side of the balance sheet, these changing rates also impact the Bank's earnings. Management acknowledges that there is a lag effect in this regard, in both increasing and decreasing rate environments as the rates on the Bank's certificate of deposit liabilities do not adjust instantly, rather the impact occurs more gradually as the certificates of deposit mature and reprice in a changing interest rate environment.

     Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Corporation's profitability is also affected by the level of the Bank's other income and expenses. Other noninterest income includes income associated with the origination and sale of mortgage loans, loan servicing fees, deposit account related fees, and net gains and losses on sales of interest-earning assets. This portion of the Bank's income is heavily dependent on the Bank's success at originating and selling one-to-four family mortgage loans into the secondary market. In addition, the Bank's ability to generate fee income on its deposit accounts impacts this portion of the Bank's income stream. In fiscal 2006, the Bank introduced an overdraft protection service, which increased the deposit related fee income and is discussed in more detail in the section entitled "Comparison of Operating Results for the Three Months Ended December 31, 2007 and December 31, 2006" and "Comparison of Operating Results for the Nine Months Ended December 31, 2007 and December 31, 2006".

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

Financial Condition
-------------------

     Total consolidated assets for the Corporation at December 31, 2007, increased to $1.4 billion, reflecting an increase of 9.5% from March 31, 2007. This increase in assets was primarily a result of the growth in loans receivable, which increased 12.9% to $1.2 billion at December 31, 2007 from $1.0 billion at March 31, 2007. The growth in loans receivable was primarily attributable to a $94.4 million, or 17.1%, increase in the balance of construction and land development and commercial business loan categories since March 31, 2007. The Bank continued to focus on expanding its relationships with established residential real estate developers and one-to-four family residential builders, which resulted in the continued growth in this component of loans receivable during the period. Also contributing to this increase is a slowing pace of loan paydowns in this category, as the sales activity has slowed compared to previous periods. This has resulted in loan balances remaining on the Corporation's balance sheet longer than in more active periods for real estate sales. Also increasing during the period was the commercial loan category, as the Bank continues to focus on increasing its commercial lines of credit balances to diversify its loan portfolio and expand its relationships with businesses in its markets. Commercial real estate loans, primarily consisting of loans with initial fixed rate periods of three to five years, moderated during the period as the Bank continued its trend away from the lower returns available in this segment in favor of the returns available in the construction and land development category. One-to-four family mortgage loans, net increased 23.0% to $152.4 million at December 31, 2007 from $123.9 million at March 31, 2007. Mortgage loan originations were strong in the third quarter of fiscal 2008, and the Bank chose to retain certain short term mortgage loans rather than sell them into the secondary market. However, even with the retention of these loans, the Bank continued its practice of selling most of its single-family long term fixed rate loan production into the secondary market. The Bank sold $62.4 million of single-family real estate loans during the nine months ended December 31, 2007, compared to $62.0 million during the nine months ended December 31, 2006.

The following is an analysis of the loan portfolio by major type of loans:

                              December 31,     %        March 31,       %
(Dollars in thousands)          2007      of Portfolio    2007    of Portfolio
                             ----------   ------------  --------  ------------
One-to-four family mortgage
 loans
   One-to-four family        $  164,933      13.6%     $  149,885      14.0%
   One-to-four family
    construction                 36,584       3.0          28,576       2.7
   Less participations sold     (49,105)     (4.0)        (54,592)     (5.1)
                             ----------     -----      ----------     ------
     Net one-to-four family
       mortgage loans           152,412      12.6         123,869      11.6
Construction and land
  development                   477,908      39.5         405,348      37.9
Multi family residential         45,415       3.8          52,727       4.9
Commercial real estate          312,669      25.9         292,212      27.3
Commercial business loans       168,120      13.9         146,265      13.7
Home equity secured              44,267       3.7          45,307       4.2
Other consumer loans              7,738        .6           5,031        .5
                             ----------     -----      ----------     ------
      Subtotal                1,056,117      87.4         946,890      88.4
                             ----------     -----      ----------     ------
Total loans receivable        1,208,529     100.0%      1,070,759     100.0%
                             ----------     -----      ----------     ------
Less:
   Allowance for loan losses    (17,891)                  (15,889)
                             ----------                ----------
   Net loans receivable      $1,190,638                $1,054,870
                             ==========                ==========
Net residential loans        $  151,151      12.7%     $  122,839      11.6%
Net commercial business loans   165,077      13.9         143,604      13.7
Net commercial real estate
 loans (1)                      823,257      69.1         738,861      70.0
Net consumer loans (2)           51,153       4.3          49,566       4.7
                            -----------     -----      ----------      -----
                            $ 1,190,638     100.0%     $1,054,870       100%
                        ===========     =====      ==========      =====

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

     Construction and land development lending generally involves a higher degree of risk than permanent financing for a finished residence or commercial building, because of the inherent difficulty in estimating both the estimated cost of the project and the property's value at completion. If the estimated cost of construction proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to complete the project. To address this risk, and because of the level of construction loans in the Bank's portfolio, the Bank has personnel dedicated specifically to monitoring the progress of its construction projects, and making on-site inspections of the properties. In addition, in an effort to monitor the available inventory in its markets, the Bank also regularly reviews the overall building and development activity in its markets. Also, to mitigate the risks related to construction lending, the Bank primarily deals with experienced builders, with acceptable credit histories, sound financial statements, and a proven track record in the industry. In addition, the Bank utilizes the services of experienced inspectors to monitor the progress and draw process in the more complex construction projects. The Bank also has an experienced appraisal staff, and members of senior management with related appraisal education and experience, who regularly review the appraisals utilized by the Bank in analyzing prospective construction projects. Finally, members of the Bank's senior management and loan committees also have a significant amount of experience in the areas of construction lending, appraisals, and loan underwriting, further mitigating the Bank's risk in this area. However, even with strong underwriting, changing economic conditions can have an adverse impact on the Bank's borrowers and on the Bank's loan portfolio. See the Asset Quality section below for details on the Bank's non-performing assets and comments regarding identified potential weaknesses in its loan portfolio.

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

     The following table is provided to show additional details on the Corporation's construction and land development loan portfolio:

                                    December 31, 2007        March 31, 2007
                                  ---------------------   -------------------
(Dollars in thousands)              Amount     Percent      Amount    Percent
                                  ----------  ---------   ----------  -------
Speculative construction one-to-
 four  family                     $   24,980     4.9%     $   13,694      3.2%
Custom construction one-to-
 four family                          11,604     2.2          14,882      3.4
                                  ----------   ------      ---------  -------
   Total one-to-four family
    construction                      36,584     7.1          28,576      6.6

Commercial speculative construction
 1-4 family                          238,179    46.3         177,602     40.9
Commercial construction multi
 family                                9,008     1.8           6,986      1.6
Commercial construction               47,477     9.2          47,490     11.0
Commercial land development          183,244    35.6         173,270     39.9
                                  ----------   ------      ---------  -------
   Total construction and land
    development                      477,908    92.9         405,348     93.4
                                  ----------   ------      ---------  -------
   Total construction loans       $  514,492   100.0%      $ 433,924    100.0%
                                  ==========   ======      =========  =======

     The tables below display the characteristics of the available for sale
(AFS) and held-to-maturity (HTM) portfolios as of December 31, 2007:

                                                          Net       Estimated
                                          Amortized   Unrealized      Fair
(In thousands)                               Cost     Gain/(Loss)     Value
                                          ----------  -----------  ---------
AFS Securities
 State and political subdivisions and
   U.S. government agency securities      $   39,012   $     226  $   39,238
 Marketable equity securities                    623       3,271       3,894
 Mutual funds                                  5,000        (151)      4,849
 Mortage-backed securities and
   Collateralized mortgage obligations
    (CMOs)                                    32,060         344      32,404
                                          ----------   ---------  ----------
   Total available-for-sale securities        76,695       3,690      80,385
                                          ----------   ---------  ----------
HTM Securities
 Mortgage-backed securities and
   CMOs                                           46           5          51
                                          ----------   ---------  ----------
   Total held-to-maturity securities              46           5          51
                                          ----------   ---------  ----------
   Total securities                       $   76,741   $   3,695  $   80,436
                                          ==========   =========  ==========


                          Maturity Schedule of Securities at December 31, 2007
                         ----------------------------------------------------
                              Available-For-Sale        Held-To-Maturity
                          -------------------------   ------------------------
                             Amortized   Estimated   Amortized   Estimated
(In thousands)                  Cost     Fair Value     Cost     Fair Value
                          -------------- ----------  ---------  --------------
Maturities:
   Less than one year        $    12,568  $  12,549    $    15    $         15
   One to five years              12,798     12,999         18              19
   Over five to ten years         17,724     17,815          4               7
   Over ten years                 27,982     28,279          9              10
                             -----------  ---------    -------    ------------
                                  71,072     71,642         46              51
                             -----------  ---------    -------    ------------
Mutual funds and marketable
   equity securities (liquid)      5,623      8,743          -               -
                             -----------  ---------    -------    ------------
Total investment securities  $    76,695  $  80,385    $    46    $         51
                             ===========  =========    =======    ============

     Total liabilities increased 10.2% to $1.3 billion at December 31, 2007, from $1.1 billion at March 31, 2007. This increase in liabilities was primarily the result of growth in other borrowed funds, which increased 60.4% to $222.6 million at December 31, 2007 from $138.7 million at March 31, 2007. During the three and nine months ended December 31, 2007 the Bank borrowed $35.0 million and $69.0 million, respectively, of additional funds from the FHLB to support asset growth and help manage interest rate risk.

     Also contributing to the growth in liabilities during the nine month period was growth in the balance of deposits, which increased 3.6% to $1.01
billion at December 31, 2007 from $975.3 million at March 31, 2007.    The
following is an analysis of the deposit portfolio by major type of deposit at December 31, 2007 and March 31, 2007:

(In thousands)                                 Dec 31, 2007    March 31, 2007
                                               ------------    --------------
Demand deposits
 Savings                                        $    18,880      $     21,628
 Checking                                            71,300            78,294
 Checking (noninterest-bearing)                      81,747            91,703
 Money Market                                       186,402           187,912
                                                -----------      ------------
                                                    358,329           379,537
                                                -----------      ------------
Time certificates of deposit
 Less than $100,000                                 280,276           273,022
 Greater than or equal to $100,000                  273,437           243,346
 Brokered certificates of deposit                    97,898            79,390
                                                -----------      ------------
                                                    651,611           595,758
                                                -----------      ------------
Total deposits                                  $ 1,009,940      $    975,295
                                                ===========      ============

     The December 31, 2007 balance sheet also includes an investment in real estate for a joint venture and the corresponding borrowing. During the fiscal year ended March 31, 2005, Westward Financial, as a 50% partner in GBNW (Greenbriar Northwest LLC), purchased an 85 acre parcel of land in Bellingham for future development. GBNW intends to develop the property in future years
into a neighborhood community to be known as Fairhaven Highlands.   The $17.5
million reflected on the Corporation's Consolidated Statements of Financial Position as an asset at December 31, 2007 represents the current level of the investment in real estate joint ventures, including the Fairhaven Highlands
joint venture.   This amount also includes the remaining net investment in a residential development joint venture that has since been completed and closed. The $21.9 million shown in the liability section of the Consolidated Statements of Financial Position represents the corresponding wholesale borrowing used to fund the investment in the Fairhaven Highlands joint venture. At this time, the partnership is in the process of meeting with the appropriate public and private entities in connection with its planning efforts relating to the future development of the property.

     Stockholders' equity at December 31, 2007 increased 3.3% to $127.9 million from $123.9 million at March 31, 2007. This increase was primarily attributable to net income of $14.6 million for the nine months ended December 31, 2007. This change also included the effects from the Corporation's share repurchase program. Repurchases of common stock totaled $5.4 million for the nine months ended December 31, 2007 compared to $2.5 million for the nine months ended December 31, 2006. The Corporation's capital position remains strong, with a stockholder equity-to-assets ratio of 9.2% at December 31, 2007, compared to 9.7% at March 31, 2007.

Asset Quality
-------------

     The Corporation manages its credit risk through diversification of its loan portfolio and the application of prudent underwriting policies, procedures, and monitoring practices. Delinquent and problem loans, however, are a part of any financial institution. When a borrower fails to make payments, the Corporation implements certain procedures, with an organized practical approach, for the collection of delinquent loans.

     Allowance for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for known and inherent risks in the loan portfolio, based on management's continuing analysis of factors underlying the quality of the loan portfolio at the time financial statements are prepared. These factors include changes in portfolio size and composition, actual loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The ultimate recovery of loans is susceptible to future market factors beyond the Corporation's control, which may result in losses or recoveries differing significantly from those provided for in the financial statements.

     The following table summaries the allowance for loan losses, charge-offs, and loan recoveries:

                            For the quarter ended    For the nine months ended
                                 December 31,               December 31,
                             2007            2006       2007          2006
                        --------        ---------  --------     ----------
(Dollars in thousands)

Allowance at beginning of
 period                    $ 17,023         $ 15,511  $ 15,889     $   14,184
Provision for loan losses       900              450     2,100          1,850
Charge offs (net of
 recoveries)                    (32)               8       (98)           (65)
                           --------         --------  --------     ----------
Allowance at end of
 period                    $ 17,891         $ 15,969  $ 17,891     $   15,969
                           ========         ========  ========     ==========
Allowance for loan losses
 as a percentage of net
 loans receivable at the
 end of the period             1.50%            1.53%     1.50%          1.53%

Net charge-offs as a
 percentage of average
 loans outstanding during
 the period                   0.003%           (0.001%)  0.009%         0.006%

     The allowance for loan losses is established as losses are estimated to have occurred through the provision for loan losses charged to earnings. Loan losses are charges against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The provision for loan losses was $900,000 for the quarter ended December 31, 2007 and $2.1 million for the nine months ended December 31, 2007 compared to $450,000 and $1.9 million for the three and nine months ended December 31, 2006. These provisions reflect management's ongoing analysis of changes in loan portfolio composition by collateral categories, balances outstanding, overall credit quality of the portfolio, peer group analysis, historical industry loss experience, and current economic conditions. The allowance for loan losses was $17.9 million, or 1.50% of net loans receivable at December 31, 2007, compared to $16.0 million, or 1.53% of net loans receivable at December 31, 2006. The 12.0% increase in the allowance to $17.9 million resulted from continued loan portfolio growth in the higher-risk lending categories of construction and land development, commercial real estate, and commercial business loans during the period, which amounted to $988.3 million at December 31, 2007, versus $870.8 million at December 31, 2006.

     Non-Performing Assets. As of December 31, 2007, there were no loans in the loan portfolio over 90 days delinquent and accruing and one loan on nonaccrual status. At December 31, 2007, total non-performing loans were $990,000. The Bank had one property in the real estate owned category totaling $655,000 at December 31, 2007. Total non-performing assets represented $1.6 million, or 0.12% of total assets at December 31, 2007 compared to $1.1 million or 0.09% of total assets at December 31, 2006.

     The following table summarizes the Corporation's non-performing assets:

                                                        As of December 31,
                                                      ----------------------
                                                         2007       2006
                                                      ----------  ----------
     (Dollars in thousands)

     Accruing loans   90 days past due                 $      -    $      33
     Non-accrual loans                                      990        1,040
                                                      ----------  ----------
     Total non-performing loans                             990        1,073
     Total non-performing loans/net loans                  0.08%        0.10%
     Real estate owned                                      655            -
                                                      ----------  ----------
     Total non-performing assets                          1,645        1,073
                                             ----------  ----------
     Total non-performing assets/total assets              0.12%        0.09%


     The majority of the Corporation's loan portfolio consists of commercial loans and single-family residential loans secured by real estate in the Whatcom, Skagit, Snohomish, and Pierce County areas of Washington. Economic conditions in the region remain relatively healthy (compared to national trends), however we are seeing increasing signs of a slowing housing market, including increasing inventories and overall slower sales activity.

     Construction and land development, commercial real estate and multi-family real estate loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. The Bank is closely watching the construction and land development loan portfolio, and believe there is a potential for significant additions to non-performing loans or real estate owned in the near future. Specifically, we are currently monitoring three loans outstanding to a builder in Pierce County secured by single family residential real estate developments. One loan, with a balance of $5.6 million at December 31, 2007, is secured by a project which appears to be progressing in a satisfactory manner, and we anticipate being able to work through the remaining lots and homes to permit repayment. However, the other two loans are secured by developments seeing slower sales activity, and success in these other projects is less certain. These two loans have combined balances outstanding of $6.4 million at December 31, 2007. The possibility exists that if activity does not improve in these developments, these loans may ultimately need to be placed on non-accrual. If this $6.4 million had been on non-accrual at December 31, 2007, our non performing assets would have equaled 0.58% of total assets. Based on the Bank's most recent analysis, we do not project a material loss of principal from these credits at this time. Further, the Bank believes that the loss potential for all non performing assets is properly reserved.

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

Comparison of Operating Results for the Three Months Ended December 31, 2007 and December 31, 2006
----------------------------------------------------------------------------

     General. Net income decreased 3.5% to $4.7 million for the three months ended December 31, 2007 from $4.9 million for the three months ended December 31, 2006. Diluted earnings per share for the three months ended December 31, 2007 was $0.39 on weighted average diluted shares outstanding of 12,157,465, compared to diluted earnings per share of $0.39 on weighted average diluted shares of 12,394,819 for the three months ended December 31, 2006.

     Net Interest Income. Net interest income before provision for loan losses for the three months ended December 31, 2007 increased 2.8% to $13.8 million from $13.4 million for the comparable period in 2006. Interest on loans for the quarter ended December 31, 2007 increased 7.0% to $24.9 million, from $23.2 million for the comparable quarter a year ago. This increase was a result of a combination of factors, including the growth in loans receivable, as the Bank experienced loan growth during the quarter, increasing the loan portfolio to $1.2 billion at December 31, 2007 compared to $1.0 billion at December 31, 2006.

     Also included in interest income for the period ended December 31, 2007 and 2006 were approximately $1.3 million of deferred fee income recognition. Most of these fees were related to the Bank's commercial loan portfolio primarily as a result of increases in the real estate development loan portfolio. These development loans typically are shorter term in nature so the deferred fee recognition during the life of the loan is greater than what would be recognized for a comparable loan fee on a longer amortizing loan.
The table below presents an analysis of deferred fee recognition for the three months ended December 31, 2007 and 2006:

                                           For the quarter ended December 31,
                                                2007               2006
                                           -------------      --------------
(In thousands)
 Commercial loan deferred fees               $    1,067         $      1,090
 One-to-four real estate mortgage loan
   deferred fees                                    222                  200
                                             ----------         ------------
   Total                                     $    1,289         $      1,290
                                             ===========        ============

     Interest on investments and mortgage-backed securities for the three months ended December 31, 2007 remained relatively unchanged at $1.0 million. Total interest income increased 6.6% to $25.9 million at December 31, 2007 from $24.3 million in the comparable period one year ago as a result of the factors discussed above.

     Total interest paid on deposits increased 9.8% to $9.6 million for the quarter ended December 31, 2007 from $8.7 million for the quarter ended December 31, 2006, as a result of increased growth in average deposits outstanding to $987.3 million for the three months ended December 31, 2007 compared to $931.4 million for the three months ended December 31, 2006. Also contributing to the increase was a higher level of interest rates compared to the previous period which resulted in an increase in interest expense, including interest paid on the Bank's deposits. At December 31, 2007, approximately 65% of the Bank's deposits were in the form of certificates of deposit, including $97.9 million in brokered certificates of deposit. While management continues its efforts to increase core deposits as a funding source, the competitive marketplace for core deposit dollars has resulted in only moderate success in this regard.

     Interest on borrowings increased 17.3% to $2.5 million during the quarter ended December 31, 2007, compared to $2.2 million for the comparable period one year ago, as a result of increased growth in average borrowings outstanding to $224.6 million for the three months ended December 31, 2007 compared to $176.1 million for the three months ended December 31, 2006. The increased expense in the current year was also a result of a higher level of interest rates during most of the period. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet as an alternative liquidity source and to better manage its interest rate risk profile.

     The following tables are presented to further illustrate the changes in the primary factors impacting the Bank's net interest income:

                                           For the quarter ended December 31,
Average balances:                               2007               2006
                                           -------------      --------------
(In thousands)
 Loans                                     $   1,165,555      $    1,050,934
 Investments                                      88,687              91,633
                                           -------------      --------------
 Total interest-earning assets                 1,254,242           1,142,567

 Deposits                                  $     987,250      $      931,357
 Borrowings                                      224,558             176,135
                                           -------------      --------------
 Total interest-bearing liabilities            1,211,808           1,107,492

 Average assets                            $   1,368,723      $    1,243,702
 Average stockholders' equity              $     128,002      $      119,475


                                           For the quarter ended December 31,
Weighted average interest rates:                2007               2006
                                           -------------      --------------
 Yield on loans                                    8.55%               8.86%
 Yield on investments                              4.47%               4.46%
                                           -------------      --------------
 Yield on interest-earning assets                  8.26%               8.51%

 Cost of deposits                                  3.88%               3.74%
 Cost of borrowings                                4.52%               4.91%
                                           -------------      --------------
 Cost of interest-bearing liabilities              4.00%               3.93%

 Net interest spread                               4.27%               4.58%
 Net interest margin                               4.40%               4.70%

     Noninterest Income. Noninterest income for the three months ended December 31, 2007 increased 6.8% to $1.5 million compared to $1.4 million for the same period a year ago. Service fee income increased 8.6% to $893,000 for the quarter ended December 31, 2007 from $823,000 for the same quarter in the prior period. The net gain on the sale of loans servicing released increased 4.9% to $170,000 for the quarter ended December 31, 2007 from $162,000 in the comparable period one year ago. Mortgage loan originations were strong in the third quarter of fiscal 2008, and the Bank continued its practice of selling most of its single-family long term fixed rate loan production into the secondary market. Other noninterest income for the quarter increased 7.7% to $452,000 for the quarter ended December 31, 2007 from $420,000 for the three months ended December 31, 2006. The primary reason for the increase from the prior period was additional income related to the purchase of approximately $5.0 million of bank owned life insurance during fiscal year 2007.

     Noninterest Expense. Noninterest expense for the three months ended December 31, 2007 increased 5.2% to $7.4 million from $7.1 million for the comparable quarter one year ago. Compensation and employee benefits increased slightly to $4.2 million for the quarter ended December 31, 2007. Building occupancy for the quarter ended December 31, 2007 increased 12.0% to $1.2 million from $1.1 million for the quarter ended December 31, 2006. Increases in compensation and employee benefits and building and occupancy expenses resulted from the opening of a full service retail facility and mortgage loan center in Puyallup, Washington in June 2007. Other noninterest expense increased 11.4% to $1.6 million for the quarter ended December 31, 2007 from $1.4 million in the quarter ended December 31, 2006 as a result of increased printing and supplies expense related to the opening of the Bank's Puyallup retail office and loan center, consulting expenses, and a valuation write-down of the Bank's other real estate owned of $70,000.

Comparison of Operating Results for the Nine Months Ended December 31, 2007 and December 31, 2006
---------------------------------------------------------------------------

     General. Net income increased 3.7% to $14.6 million for the nine months ended December 31, 2007 from $14.1 million for the nine months ended December 31, 2006. Diluted earnings per share for the nine months ended December 31, 2007 was $1.19 on weighted average diluted shares outstanding of 12,252,320, compared to diluted earnings per share of $1.14 on weighted average diluted shares of 12,417,879 for the nine months ended December 31, 2006.

     Net Interest Income. Net interest income before provision for loan losses for the nine months ended December 31, 2007 increased 5.0% to $41.2 million from $39.2 million for the comparable period in 2006. Interest on loans for the nine months ended December 31, 2007 increased 12.6% to $73.7 million, from $65.4 million for the comparable period a year ago. This increase was a result of a combination of factors, including the growth in loans receivable, as the Bank experienced loan growth during the period, increasing the loan portfolio to $1.2 billion at December 31, 2007 compared to $1.0 billion at December 31, 2006.

     Also included in interest income for the period ended December 31, 2007 and 2006 were $3.9 million and $3.5 million, respectively, of deferred fee income recognition. Most of these fees were related to the Bank's commercial loan portfolio for the period ended December 31, 2007 and 2006, which resulted in large part from the success in increasing the real estate development loan portfolio. These development loans typically are shorter term in nature, so the deferred fee recognition during the life of the loan is greater than what would be recognized for a comparable loan fee on a longer amortizing loan.
The table below presents an analysis of deferred fee recognition for the nine months ended December 31, 2007 and 2006:

                                       For the nine months ended December 31,
                                            2007                   2006
                                  -------------         ---------------
 (In thousands)
 Commercial loan deferred fees          $      3,284          $        2,986
 One-to-four real estate mortgage
   loan deferred fees                            581                     510
                                        ------------          --------------
   Total                                $      3,865          $        3,496
                                        ============          ==============

     Interest on investments and mortgage-backed securities for the nine months ended December 31, 2007 remained relatively unchanged at $3.0 million. Total interest income increased 12.0% to $76.7 million at December 31, 2007 from $68.5 million in the comparable period one year ago as a result of the factors discussed above.

     Total interest paid on deposits increased 24.2% to $28.9 million for the nine months ended December 31, 2007 from $23.2 million for the nine months ended December 31, 2006, as a result of increased growth in average deposits outstanding to $983.5 million at December 31, 2007 compared to $893.8 million at December 31, 2006. Also contributing to the increase was the higher level of interest rates during the nine month period ended December 31, 2007 compared to the previous period, which increased interest paid on the Bank's deposits. At December 31, 2007, approximately 65% of the Bank's deposits were in the form of certificates of deposit, including $97.9 million in brokered certificates of deposit. While management continues its efforts to increase core deposits as a funding source, the competitive marketplace for core deposit dollars has resulted in only moderate success in this regard.

     Interest on borrowings increased 11.0% to $6.7 million during the nine months ended December 31, 2007, compared to $6.0 million for the comparable period one year ago. The increased expense in the current year was a result of a higher level of average borrowings outstanding of $186.0 million for the nine months ended December 31, 2007 compared to $169.4 million for the nine months ended December 31, 2006, as well as an increasing interest rate environment during most of the period. The Bank continues to carry wholesale borrowings in order to further leverage its balance sheet as an alternative liquidity source and to better manage its interest rate risk profile.

     Average Balances, Interest and Average Yields/Costs. The following table presents at the date and for the periods indicated, the total dollar amount of interest income and interest expense, as well as the resulting yields earned and rates paid.

                                For the nine months ended December 31,
                       ------------------------------------------------------
                                   2007                       2006
                       --------------------------  --------------------------
                                          Average                     Average
                       Average             Yield/  Average             Yield/
(In thousands)         Balance  Interest    Cost   Balance  Interest    Cost
                       -------  --------  -------  -------  --------  -------

Interest-earning
  assets:
  Loans
   receivable       $1,118,727  $ 73,683   8.78% $1,005,299  $65,428   8.68%
  Investment
   securities           57,663     1,812   4.19      65,696    2,030   4.12
  Mortgage-backed
   securities           32,390     1,205   4.96      27,400    1,017   4.94
                     ---------  --------   ----   ---------  -------  -----
   Total interest-
    earning assets   1,208,780    76,700   8.46   1,098,395   68,475   8.31

Interest-bearing
  liabilities:
  Deposits             983,495    28,858   3.91     893,761   23,239   3.47
  Borrowings           186,038     6,658   4.77     169,421    5,999   4.72
                     ---------  --------   ----   ---------  -------  -----
   Total interest-
    bearing
    liabilities      1,169,533    35,516   4.05   1,063,182   29,238   3.67
                                --------                     -------
Net interest income             $ 41,184                     $39,237
                              ========                     =======
Interest rate spread                       4.41%                       4.64%
Net interest margin                        4.54%                       4.76%

Ratio of average
  interest-earning
  assets to average
  interest- bearing
  liabilities                            103.36%                     103.31%


     Noninterest Income. Noninterest income for the nine months ended December 31, 2007 increased 11.6% to $4.8 million compared to $4.3 million for the same period a year ago. Service fee income increased 8.8% to $2.7 million for the nine months ended December 31, 2007 from $2.5 million for the same nine months in the prior period. The net gain on the sale of loans servicing released increased 10.6% to $657,000 for the nine months ended December 31, 2007 from $594,000 in the comparable period one year ago. A moderately more active mortgage market was the primary reason for the increased amount during the period. Other noninterest income increased 19.9% to $1.5 million for the nine months ended December 31, 2007 from $1.2 million for the nine months ended December 31, 2006. The primary reason for the increase from the prior period was additional income related to the purchase of approximately $5.0 million of bank owned life insurance.

     Noninterest Expense. Noninterest expense for the nine months ended December 31, 2007 increased 8.0% to $22.1 million from $20.5 million for the comparable nine months one year ago. Compensation and employee benefits increased 4.1% for the nine months ended December 31, 2007 to $12.6 million from $12.1 million for the comparable nine months one year ago. Building occupancy for the nine months ended December 31, 2007 increased 13.9% to $3.5 million from $3.1 million for the nine months ended December 31, 2006. Increases in compensation and employee benefits and building and occupancy expenses resulted from the opening of a full service retail facility and mortgage loan center in Puyallup, Washington in June 2007, as well as completion of the remodel and re-branding of the Bank's Cornwall office located in Bellingham, Washington in June 2007. Other noninterest expense increased 14.1% to $4.7 million from $4.1 million in the nine months ended December 31, 2006 as a result of real estate owned expenses incurred, increased operating expenses related to the opening of our Puyallup retail office and loan center, consulting expenses, increased Business & Occupation tax as a result of the growth in the loan portfolio of taxable commercial loans, as well as a valuation write-down of the Bank's other real estate owned of $70,000.

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

                                            Nine months ended December 31,
                                                   2007 vs. 2006
                                             Increase (Decrease) Due to
                                          ----------------------------------
                                                            Rate/
(In thousands)                             Volume   Rate    Volume    Total
                                          -------   ------  ------   -------
Interest income:
 Interest and fees on loans               $ 7,382   $  784  $   88   $ 8,254
 Investment securities and other
  interest-bearing securities                 (99)      72      (2)      (29)
                                          -------   ------  ------   -------
Total interest-earning assets             $ 7,283   $  856  $   86   $ 8,225
                                          =======   ======  ======   =======
Interest expense:
 Deposit accounts                         $ 2,333   $2,986  $  300   $ 5,619
 Borrowings                                   589       64       6       659
                                          -------   ------  ------   -------
Total interest-bearing liabilities        $ 2,922   $3,050  $  306   $ 6,278
                                          =======   ======  ======   =======

Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At December 31, 2007, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with an amortized cost of $45.5 million.

     As of December 31, 2007, the total amortized cost of investments and mortgage-backed securities was $76.7 million compared to a market value of $80.4 million with an unrealized gain of $3.7 million. As of March 31, 2007, the total amortized cost of investments and mortgage-backed securities was $74.4 million, compared to a market value of $79.6 million with an unrealized gain of $5.2 million. The primary reason for this change relates to declining values in the Corporation's portfolio of equities, which are heavily concentrated in the financial sector. The Bank does not foresee any factors that would impair its ability to hold debt securities to maturity.

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

     Stockholders' equity as of December 31, 2007 was $127.9 million, or 9.2% of assets, compared to $123.9 million, or 9.7% of assets at March 31, 2007. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well-capitalized. The Bank's total risk-adjusted capital ratio as of December 31, 2007 was 11.0%, compared to 12.0% as of March 31, 2007. These figures are well above the well-capitalized minimum of 10% set by the FDIC.

     The Corporation has conducted various stock buy-back programs since August 1996. In March 2007, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2008 fiscal year, allowing the Corporation to repurchase up to 5% of total shares outstanding, or approximately 600,000 shares. This marked the Corporation's ninth stock repurchase plan. During the nine months ended December 31, 2007, the Corporation repurchased 280,400 shares at an average price of $19.37.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At December 31, 2007, the Corporation had no significant off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At December 31, 2007, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2007.

Item 4.   Controls and Procedures

     An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer, and several other members of the Corporation's senior management as of the end of the period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, the Corporation's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

     In the three and nine months ended December 31, 2007, the Corporation did not make any changes in its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting. While the Corporation believes the present designs of its disclosure controls and procedures and internal control over financial reporting are effective to achieve their goals, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures and/or internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

     The Corporation's common stock is traded on the NASDAQ Global Securities Market under the symbol "HRZB". As of February 1, 2008, there were 11,950,878 shares of common stock outstanding.

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

     The Corporation is "well-capitalized" in accordance with regulatory standards. The Corporation has had various stock buy-back programs since August 1996. In March 2007, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2008 fiscal year, allowing the Corporation to repurchase up to 5% of total shares outstanding, or approximately 600,000 shares. This marked the Corporation's ninth stock repurchase plan. During the quarter ended December 31, 2007, the Corporation repurchased 133,200 shares at an average price of $17.32.

      The following table sets forth information, as adjusted, about the Corporation's purchases of its outstanding Common Stock during the quarter ended December 31, 2007.


                                                                (d) Maximum
                                                    (c) Total    Number (or
                                                    Number of   approximate
                                                       Shares  Dollar Value)
                                                    (or Units) of shares (or
                                                    Purchased   Units) that
                       (a) Total                   as Part of    May Yet Be
                       Number of     (b) Average     Publicly     Purchased
                      Shares (or      Price Paid    Announced     Under the
                         Units)        Per Share    Plans or      Plans or
     Period            Purchased (1)   (or Unit)    Programs      Programs
------------------    ----------     -----------   ----------   --------------

October 1, 2007 -
 October 31, 2007       32,000          17.942       179,200       420,800
November 1, 2007 -
 November 30, 2007      83,200          17.067       262,400       337,600
December 1, 2007 -
 December 31, 2007      18,000          17.343       280,400       319,600
Total                  133,200          17.315       280,400       319,600

(1) Of these shares, no shares were purchased other than through a publicly announced program.

Item 3.  Defaults Upon Senior Securities
           None

Item 4.  Submission of Matters to a Vote of Security Holders
            None

Item 5.  Other Information
           None

Item 6.  Exhibits

(a)      Exhibits
         --------
             (3.1) Articles of Incorporation of Horizon Financial, Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 13,
                     1995)
             (3.2) Bylaws of Horizon Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
            (10.1) Amended and Restated Employment Agreement with V. Lawrence Evans (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
            (10.2) Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
            (10.3) Bank of Bellingham 1993 Employee Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 33-88571)
            (10.4) Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002)
            (10.5) Severance Agreement with Richard P. Jacobson (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
            (10.6) Severance Agreement with Steven L. Hoekstra (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
            (10.7)   Stock Incentive Plan (incorporated by reference to
                     Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 333-127178))
            (10.8) Form of Incentive Stock Option Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to
                     Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
            (10.9) Form of Non-qualified Stock Option Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
            (10.10) Form of Restricted Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to
                     Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
            (10.11) Form of Salary Continuation Agreement between Horizon Bank and Executive Officers Steven L. Hoekstra, Richard
                     P. Jacobson and Dennis C. Joines (incorporated by reference to Exhibit 99.1 contained in the Registrant's current Report on Form 8-K dated June 27, 2006)
            (10.12) Amended Salary Continuation Agreement between Horizon Bank and Richard P. Jacobson (incorporated by reference to Exhibit 10.1 contained in the Registrant's Current Report on Form 8-K dated January 23, 2008)
            (14) Code of Ethics (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2007)
            (31.1)   Certification of Chief Executive Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act
            (31.2)   Certification of Chief Financial Officer Pursuant to
                     Section 302 of the Sarbanes-Oxley Act
            (32) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               HORIZON FINANCIAL CORP.



                               By: /s/Richard P. Jacobson
                                   ------------------------------------
                                   Richard P. Jacobson
                                   President, Chief Executive Officer &
                                    Chief Financial Officer




                              Dated:    February 8, 2008

                            Exhibit Index
                        -------------

Exhibit 31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

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


Date:  February 8, 2008               /s/Richard P. Jacobson
                                      ------------------------------------
                                      Richard P. Jacobson
                                      President, Chief Executive Officer &
                                        Chief Financial Officer

                                 Exhibit 32



       CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER OF
                            HORIZON FINANCIAL CORP.
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
Section 1350), the undersigned hereby certifies in his capacity as an officer of Horizon Financial Corp. (the "Company") and in connection with this Quarterly Report on Form 10-Q ("Report"), that:

       1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

       2. the information contained in the report fairly presents, in all material respects, the Company's financial condition and results of operations, as of the dates and for the periods presented in the financial statements included in the Report.


/s/Richard P. Jacobson
--------------------------------------
Richard P. Jacobson
President, Chief Executive Officer &
Chief Financial Officer


Dated February 8, 2008