Form 10-K
period 2008-03-31
HORIZON FINANCIAL CORP
filed 2008-06-11
CIK 1002682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              __________________

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Fiscal Year Ended March 31, 2008               OR

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


    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ___ NO X

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ___ NO X

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  X   NO ___

    Indicate by check mark whether disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K
or any amendments to this Form 10-K.  YES X   NO ___

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ___  Accelerated filer  X   Non-accelerated filer ___
Smaller reporting company ____

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO X

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the NASDAQ Stock Market under the symbol "HRZB" on September 30, 2007, was $245,866,507 (12,133,595 shares at $20.28 per share).
As of June 3, 2008, the registrant had 11,895,801 shares of common stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of the registrant's Proxy Statement for the 2008 Annual Meeting of Stockholders. (Part III).

                            HORIZON FINANCIAL CORP.
                       2008 ANNUAL REPORT ON FORM 10-K
                             TABLE OF CONTENTS
                                                                     Page
PART I.
  Item 1. Business
            General..................................................  1
            Lending Activities.......................................  1
            Investment Activities.................................... 13
            Real Estate Development Subsidiary....................... 16
            Bank Owned Life Insurance................................ 16
            Deposit Activities and Other Sources of Funds............ 16
            Competition.............................................. 19
            Personnel................................................ 19
            Regulation and Supervision............................... 21
            Taxation................................................. 25
            Available Information.................................... 27
  Item 1A. Risk Factors.............................................. 27
  Item 1B. Unresolved Staff Comments................................. 32
  Item 2. Properties................................................. 33
  Item 3. Legal Proceedings.......................................... 35
  Item 4. Submission of Matters to a Vote of Security Holders........ 35
PART II.
  Item 5. Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities.......... 35
  Item 6. Selected Financial Data.................................... 38
  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations........................ 39
            Forward Looking Statements............................... 39
            General.................................................. 40
            Business Strategy........................................ 40
            Operating Strategy....................................... 40
            Critical Accounting Estimates............................ 41
            Critical Accounting Policies............................. 43
            Comparison of Financial Condition at March 31, 2008
             and March 31, 2007...................................... 44
            Comparison of Operating Results for the Years Ended
             March 31, 2008 and March 31, 2007....................... 48
            Comparison of Operating Results for the Years Ended
             March 31, 2007 and March 31, 2006....................... 51
            Average Balances, Interest and Yields/Costs.............. 54
            Rate/Volume Analysis..................................... 55
            Liquidity and Capital Resources.......................... 55
            Quantitative and Qualitative Disclosures About Market
             Risk.................................................... 56
            Contractual Obligations.................................. 57
            Off-Balance Sheet Arrangements........................... 57
            Impact of Inflation...................................... 57
            Recent Accounting Pronouncements......................... 58
  Item 7A. Quantitative and Qualitative Disclosures About Market
             Risk.................................................... 58
  Item 8. Financial Statements and Supplementary Data................ 59

                          (continued on following page)


                                       (i)

  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure........................ 91
  Item 9A. Controls and Procedures................................... 91
  Item 9B. Other Information......................................... 91
PART III.
  Item 10. Directors, Executive Officers and Corporate Governance.... 92
  Item 11. Executive Compensation.................................... 92
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters................ 92
  Item 13. Certain Relationships and Related Transactions, and
           Director Independence..................................... 93
  Item 14. Principal Accounting Fees and Services.................... 93
PART IV.
Item 15. Exhibits and Financial Statement Schedules.................. 93


                                      (ii)

                              PART I

Item 1.  Business
-----------------

General
-------

     Horizon Financial Corp. ("Horizon Financial"or the "Corporation") was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank ("Horizon Bank" or the "Bank") effective October 13, 1995. At March 31, 2008, the Corporation had total assets of $1.4 billion, total deposits of $1.0 billion and total equity of $128.3 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

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

     The Bank's operations are conducted through 19 full-service office facilities, four commercial loan centers, and four real estate loan centers, located in Whatcom, Skagit, Snohomish, and Pierce counties in Northwest Washington. The Bank opened commercial banking/loan centers in Bellingham and Everett, Washington, and expanded its operations in Burlington, Washington during the first quarter of fiscal 2004. In November 2004, the Bank opened a full service office in Marysville, Washington. In April 2005, the Bank opened a full service office in Lakewood, Washington, located in Pierce County, just south of Tacoma. The Bank opened a full service regional facility in June 2006, which replaced the Bank's existing office and commercial banking center in south Everett. During the third quarter of fiscal 2007, the Bank entered into a lease agreement to open a branch in Puyallup, Washington, which opened in June of 2007, to expand its presence in Pierce County.

Lending Activities
------------------

     General. The Bank's loan portfolio, net totaled $1.2 billion at March 31, 2008, representing approximately 86% of its total assets. On that date, 12.3% of net loans receivable consisted of loans secured by mortgages on one-to-four family residential properties, 3.8% consisted of loans secured by mortgages on multi-family residential properties, and 80.9% consisted of construction and land development loans, commercial loans and commercial real estate loans. The balance of the Bank's outstanding loans at that date consisted of secured and unsecured consumer loans and loans secured by savings deposits.

     The Bank originates both fixed rate and adjustable rate mortgages ("ARMs") secured by residential and commercial real estate.

     A substantial portion of the Bank's loan portfolio is secured by real estate located in the Bank's primary market area, which the Bank considers to be Whatcom, Skagit, Snohomish and Pierce counties in Washington. In addition, the Bank's portfolio contains a large amount of construction and land development loans, which are being adversely impacted by the slow housing market. This concentration of credit risk could have a material adverse effect on the Bank's financial condition and results of operations to the extent there is a material deterioration in the counties' economic and real estate values.

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

                                                         At March 31,
                    ----------------------------------------------------------------------------------------
                          2008             2007              2006               2005               2004
                    ---------------   ---------------   ---------------    ---------------   ---------------
                    Amount  Percent   Amount  Percent   Amount  Percent    Amount  Percent   Amount  Percent
                    ------  -------   ------  -------   ------  -------    ------  -------   ------  -------
                                                      (Dollars in thousands)
Type of Loan:
First mortgage loans:
 One-to-four family
  residential..... $165,824   13.9%  $149,885   14.2 %  $148,515   16.2%   $167,454   20.8%  $173,908  26.4%
 One-to-four family
  construction....   35,303    3.0     28,576    2.7      20,971    2.3      16,464    2.1     14,165   2.2
 Participations
  sold............  (54,269)  (4.6)   (54,592)  (5.2)    (56,546)  (6.2)    (65,125)  (8.1)   (74,279)(11.3)
                 ----------  ------ ---------- ------   --------  ------   --------  ------  -------- -----
    Subtotal......  146,858   12.3    123,869   11.7     112,940   12.3     118,793   14.8    113,794  17.3
 Construction
  and land
  development.....  486,535   40.8    405,348   38.4     262,358   28.6     162,726   20.2    132,436  20.1
 Multi-family
  residential.....   45,049    3.8     52,727    5.0      70,080    7.6      73,397    9.1     53,344   8.1
 Commercial real
  estate..........  300,109   25.2    292,212   27.7     314,299   34.2     312,722   38.9    250,340  38.0
 Commercial loans.  177,685   14.9    146,265   13.9     123,445   13.4     109,387   13.6     87,233  13.2
 Home equity
  secured.........   47,351    4.0     45,307    4.3      44,001    4.8      33,762    4.2     25,539   3.9
 Other consumer
  loans...........    7,005    0.6      5,031    0.5       5,571    0.6       5,961    0.7      5,662   0.9
                 ----------  ------ ---------- ------   --------  ------   --------  ------  -------- -----
    Subtotal......1,063,734   89.3    946,890   89.8     819,754   89.2     697,955   86.7    554,554  84.2
                 ----------  ------ ---------- ------   --------  ------   --------  ------  -------- -----
    Total loans
     outstanding..1,210,592  101.6  1,070,759  101.5     932,694  101.5     816,748  101.5    668,348 101.5
Less:

 Loan loss
  reserve.........  (19,114)  (1.6)   (15,889)  (1.5)    (14,184)  (1.5)    (11,767)  (1.5)   (10,122) (1.5)
                 ----------  ------ ---------- ------   --------  ------   --------  ------  -------- -----
 Net loans
  receivable.....$1,191,478  100.0% $1,054,870 100.0%   $918,510  100.0%   $804,981  100.0%  $658,226 100.0%
                 ==========  ====== ========== ======   ========  ======   ========  ======  ======== =====




    Loan Maturity. The following table sets forth certain information at March 31, 2008 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                           Due After
                           Due Within      1 Through      Due Over
                             1 Year         5 Years       5 Years
                           After March    After March    After March
                            31, 2008        31, 2008       31, 2008    Total
                           -----------    -----------    -----------   ------
                                            (In thousands)

Construction and land
 development..............    $447,181      $  33,215    $     972    $481,368
Commercial real estate....     164,030         93,141       34,936     292,107
Multi-family
 residential..............      20,626         21,845        2,820      45,291
Commercial loans..........     132,272         33,702        5,136     171,108
One-to-four family
 construction.............      35,303             -            --      35,303
One-to-four family
 residential, home equity,
 and other consumer
 loans....................      66,662         32,486       67,153     163,301
                           -----------    -----------  -----------  ----------
   Total..................    $866,074       $214,389     $111,015  $1,191,478
                           ===========    ===========  ===========  ==========

     The following table sets forth the dollar amount of all loans due more than one year after March 31, 2008 which have fixed interest rates and have floating or adjustable interest rates. Loan balances are net of undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

                                                      Adjustable
                                        Fixed Rates     Rates         Total
                                        -----------   ----------    ----------
                                                    (In thousands)
Construction and land
 development..........................   $   28,953   $    5,234    $   34,187
Commercial real estate................       45,353       82,724       128,077
Multi-family real estate..............        4,183       20,482        24,665
Commercial loans......................       27,444       11,392        38,836
One-to-four family construction.......            -           --            --
One-to-four family residential, home
 equity, and other consumer loans.....       94,901        4,738        99,639
                                         ----------   ----------    ----------
   Total..............................   $  200,834   $  124,570    $  325,404
                                   ==========   ==========    ==========

     Multi-Family and Commercial Real Estate Lending. Commercial real estate loans, including multi-family, totaled $345.2 million, or 29.0% of net loans receivable at March 31, 2008. The Bank originates commercial real estate loans primarily secured by owner-occupied business facilities, apartment buildings, warehouses, mini-storage facilities, industrial use buildings, office and medical office buildings, hospitality facilities, commercial land development and retail shopping centers located in its market area.
Commercial real estate loans typically range in principal amount from $500,000 to $10.0 million. At March 31, 2008, the largest commercial real estate loan on one property had an outstanding balance of $16.0 million and is secured by a destination resort and surrounding real estate located in the Bank's market area. At March 31, 2008, the Bank had three other loans with net balances in excess of $10.0 million, which are secured by commercial real estate. All of these loans were performing according to their terms at March 31, 2008.

     Commercial adjustable rate mortgage loans are originated with rates which generally adjust annually after an initial period ranging from one to five years. These adjustable rate mortgage loans have generally utilized Prime or FHLB Advance Rates as indices, with principal and interest payments fully amortizing over terms of 15 to 25 years, and are generally due in ten years. The Bank has also originated fixed rate commercial loans due in five to 10 years, (with amortization terms of ten to 25 years), along with 15 year fully amortizing loans. Commercial real estate loans originated with interest rates fixed for the initial three, five and ten year terms generally contain prepayment penalties during their fixed rate period ranging from 1.0% to 5.0% of the loan's outstanding balance.

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

     Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. If we foreclose on a commercial and multi-family real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multi-family real estate loans generally have relatively large balances compared to residential mortgage loans. Accordingly, if we make any errors in judgment in the collectibility of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or other consumer loans. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 80% and carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. Because of the Bank's commitment to its pricing and profitability targets, the balances in the multi-family loan portfolio declined in this aggressively priced arena during the year.

     Construction and Land Development Loans. Construction lending provides the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its other real estate lending activities. Construction lending, however, generally involves a higher degree of risk than permanent financing for a finished residence or commercial building, because of the inherent difficulty in estimating both the estimated cost of the project, the property's value at completion and the market demand for the property upon completion. If the estimated cost of construction proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to complete the project.

     The nature of these loans is such that they are generally more difficult to evaluate and monitor. To address this risk, and because of the level of construction loans in the Bank's portfolio, the Bank has personnel dedicated specifically to monitoring the progress of its construction projects, and making on-site inspections of the property. The Bank also has an experienced appraisal staff, and members of senior management with related appraisal education and experience, who review appraisals utilized by the Bank in analyzing prospective construction projects. In addition, in an effort to monitor the available inventory in its markets, the Bank also regularly reviews the overall building and development activity in its markets. Also, to mitigate the risks related to construction lending, the Bank primarily deals with experienced builders, with acceptable credit histories, sound financial statements and a proven track record in the industry. In addition, the Bank utilizes the services of experienced inspectors to monitor the progress and draw process in the more complex construction projects. Finally, members of the Bank's senior management and loan committees also have a significant amount of experience in the areas of construction lending, appraisals, and loan underwriting, further mitigating the Bank's risk in this area.

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

     At March 31, 2008 and 2007, the composition of the Bank's construction loan portfolio was as follows:

                                                 At March 31,
                                ----------------------------------------------
                                       2008                     2007
                                --------------------     ---------------------
                                Amount (1)   Percent     Amount (1)    Percent
                                ---------    -------     ---------     -------
                                            (Dollars in thousands)

Speculative construction
 one-to-four family...........   $ 27,206       5.21%    $  16,597      3.82%
Custom/presold construction
 one-to-four family...........      8,097       1.55        11,979      2.76
Commercial/speculative
 construction one-to-four
 family.......................    236,536      45.33       177,602     40.93
Commercial construction multi
 family.......................     11,732       2.25         6,986      1.61
Commercial construction-
 nonresidential...............     59,541      11.41        47,490     10.94
Land development..............    178,726      34.25       173,270     39.94
                                ---------     -------    ---------    -------
  Total.......................   $521,838     100.00%     $433,924    100.00%
                                =========     =======    =========    =======

__________
 (1)     Includes loans in process.

     Speculative construction one-to-four family loans increased 63.9% from March 31, 2007 to $27.2 million at March 31, 2008. These loans are made to home builders who generally build one or two speculative construction homes per year, and the increased activity in this period was a result of an active real estate market in the Bank's markets. Because of the nature of these loans, a buyer for these homes is found by the builder either during the construction phase or shortly after completion of the home's construction.
The Bank generally includes interest reserves in the construction loan amount; however, there is no assurance that this amount will be sufficient to cover all interest expense for the life of the loan. If a buyer is not found in a timely manner, the builder will incur additional interest, marketing and other expenses until the home is sold. As a result, these loans carry a higher degree of risk than loans on homes already completed and custom construction loans (discussed below) for which there is a buyer.

     Custom construction for one-to-four family loans decreased 32.4% from the prior year to $8.1 million at March 31, 2008. Unlike speculative construction loans, custom construction loans are made to customers who have entered into a contract with a builder to build them a custom home. The construction portion of these loans are generally for a period of one year or less, and the Bank generally commits to the long-term take-out financing for the customer at the time the construction loan is originated. As a result, the risk for custom construction loans is generally less than for speculative construction loans.

     Commercial speculative construction one-to-four family residential loans increased 33.2% from the prior year to $236.5 million at March 31, 2008. Commercial speculative construction loans include loans made to the Bank's larger contractors, who build a significant number of speculative construction one-to-four family homes each year. The Bank has established relationships with experienced builders in this regard, which, along with an active residential market in the Pacific Northwest, resulted in this significant year over year growth in this portion of the Bank's construction portfolio. The Bank generally limits the loan to value to 85% of the discounted value of the completed dwellings, and further manages its risk by limiting the number of homes that can be under construction at any one time, when appropriate.

     The commercial construction multi-family portion of the Bank's portfolio increased 68.0% from the prior year, to $11.7 million at March 31, 2008. The Bank's relationships are more heavily concentrated with one-to-four family contractors and developers than multi-family contractors at this time. These loans are generally for the construction of apartment units in the Bank's primary market areas.

     Non-residential commercial construction loans increased 25.4% from the prior year to $59.5 million at March 31, 2008. These loans are made for a variety of non-residential real estate properties, including but not necessarily limited to the retail properties, owner occupied commercial real estate, office space, mini-storage facilities, hospitality related uses, and other non-residential uses. These loans are generally made to the ultimate end user of the property (i.e., these loans are more similar to custom construction than speculative construction loans). However, as a result of the inherent risks noted above, these loans carry higher risks than completed properties. Non-residential commercial construction loans receive the same degree of monitoring by the Bank as other construction loans contained in the Bank's loan portfolio, to mitigate the inherent risks of these loans.

     Land development loans increased 3.1% from the prior year, to $178.7 million at March 31, 2008. This has been a significant part of the Bank's strategy in each of its markets, and fiscal 2008 was a successful year of growth in this category. Most of these loans carry interest rates tied to the Prime rate, which allows the Bank to fund the loans profitability with short-term borrowings. In addition to the Bank's extensive experience in this area (see the discussion regarding the Bank's subsidiary, Westward Financial Services, contained in the section entitled "-- Real Estate Development Subsidiary), the Bank has continued to expand its expertise by hiring additional members of senior management dedicated to monitoring this portion of the Bank's lending activities. In addition, the Bank has developed relationships with some of the area's strongest real estate developers, which has played a significant part of the Bank's success in this area. This, however, does not mitigate the inherent risks in this type of lending. While the Bank generally limits its exposure to 75% of the discounted value of the completed lots, it can take a year or more to complete a large development, therefore increasing the risk to the Bank and its valuations used at the time the loan is closed. During the period from the time the loan is closed until the lots are developed, the market conditions can change significantly, exposing the Bank to additional risks in the event the lots can not ultimately be sold at or near the values estimated at the time of the appraisal. The Bank's management regularly monitors the housing demand in its markets, home and finished lot prices, and related measures in its efforts to mitigate this risk. However, no assurances are made that these or other measures can or will fully mitigate such risks. Currently, the demand for building lots is minimal in the Bank's markets, as a result of the slow housing market and the high levels of inventory in both finished homes and developed lots.

     The vast majority of the Bank's construction loan activity is concentrated in the Pacific Northwest. While the Pacific Northwest is not experiencing the dramatic declines seen in other parts of the country, the market is slowing and the Bank's performance is being adversely impacted. If the market does not improve, it will likely have a significant impact on the Bank's performance, especially in these higher risk construction lending categories.

     Commercial Loans. The Bank's loan portfolio also includes a wide range of commercial loans to small and medium sized businesses. This portfolio presently includes lines of credit with floating rates and maturities of one year or less and term loans for the purchase of equipment, real estate and other operating purposes with maturities generally not exceeding ten years. These loans are secured by a variety of business assets including equipment, real estate, accounts receivable and inventory. These types of loans constituted $177.7 million, or approximately 14.9% of the Bank's net loan portfolio at March 31, 2008. The majority of these loans carry personal guarantees. Under certain conditions, the Bank also offers unsecured credit to qualified borrowers.

     Commercial lending carries increased risks compared to residential mortgage lending as a result of the heavy reliance upon the future income of the borrower and the uncertain liquidation value of the collateral. In the event of default, the liquidation of collateral is often insufficient to cover the outstanding debt. To mitigate these inherent risks, the Bank combines a conservative lending policy with experienced lending personnel responsible for the ongoing management and monitoring of their assigned accounts.

     One-to-Four Family Residential Loans. In the past, a significant lending activity of the Bank was the granting of conventional loans to enable borrowers to purchase existing homes or construct new homes. The Bank's real estate loan portfolio also includes loans on two-to-four family dwellings, and loans made to purchase or refinance improved buildings to be used for residential housing. At March 31, 2008, approximately 12.3% of the Bank's net loans receivable consisted of loans secured by one-to-four residential real estate.

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

     The Bank presently originates both fixed-rate and ARMs secured by one-to-four family properties with a loan term not exceeding 30 years. Certain consumer safeguards are built into the ARM instruments used by the Bank, which include limits on annual and lifetime interest rate adjustments. The Bank generally originates these loans in accordance with guidelines established by the secondary market.

     Consumer Loans. The Bank makes a variety of loans for consumer purposes. Included among these are home equity loans, home equity lines of credit, loans secured by personal property, such as automobiles, boats, and other vehicles, loans secured by deposit accounts, unsecured loans, and loans for mobile homes located in mobile home parks.
     Horizon Bank offers consumer loans in order to provide a wider range of financial services to its customers and to achieve shorter terms and higher interest rates normally typical of such loans. At March 31, 2008, the Bank held $54.4 million of consumer loans or 4.6% of net loans receivable, approximately $3.7 million of which is unsecured.

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

     The Bank accepts completed loan applications from all of its offices and processing is substantially centralized. Detailed information is obtained to determine the creditworthiness of the borrower and the borrower's ability to repay. Significant items appearing on the loan applications and accompanying material are verified through the use of written credit reports, financial statements, and confirmations. After analysis of the loan application, supporting documents and the property to be pledged as loan security, including an appraisal of the property by either a staff appraiser or an independent fee appraiser, the application is forwarded to the Bank's Loan Committee. Loan approval requires the signatures of two or three members of the Loan Committee depending on the size of the loan. The Loan Committee consists of officers of the Bank who are appointed by the Bank's Board of Directors. The Bank generally requires its mortgage notes to be guaranteed individually by the principals on loans made to entities other than natural persons. Certain lending personnel have been given limited loan approval authority by the Board of Directors.

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

     The Bank is a qualified servicer for both Freddie Mac and Federal National Mortgage Association ("Fannie Mae"). The Bank's general practice is to close its fixed-rate, one-to-four family residential loans on Freddie Mac loan documents in order to facilitate future sales to Freddie Mac as well as to other institutional investors. From time to time, depending upon interest rates and economic conditions, the Bank has sold participation interests in loans in order to provide additional funds for lending, to generate servicing fee income and to decrease the dollar amount of its intermediate and long-term fixed-rate loans. The sale of loans in the secondary mortgage market reduces the Bank's interest rate risk and allows the Bank to continue to make loans during periods when deposit flows decline or funds are otherwise unavailable for lending purposes. As of March 31, 2008, the Bank was servicing loans for others aggregating approximately $109.0 million for which it generally receives a fee payable monthly of 0.25% to 0.375% per annum of the unpaid balance of each loan. In February 2001, the Bank began selling much of its current loan production on a servicing released basis, and plans to continue doing so for many of the long-term fixed rate loan originations. All sales of loan interests by the Bank are made without right of recourse to the Bank by the buyer of the loan interests in the event of default by the borrower.

     The Bank also buys and sells portions of commercial loans through participations with other financial institutions. As of March 31, 2008, the Bank was servicing commercial loans for others aggregating approximately $55.0 million for which it generally receives a fee payable monthly of 0.25% to 0.375% per annum of the unpaid balance of each loan. The Bank has numerous options in this regard, and will continue to buy and sell, loan participations to assist its liquidity, concentration and diversification efforts.

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

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment and commercial properties.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to 100% of the commitment amount at March 31, 2008.

     The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of the dates indicated.

                                                       At  March 31,
                                                 -------------------------
                                                    2008           2007
                                                 -----------   -----------
                                                      (In thousands)

Commitments to extend credit....................   $ 361,763    $  379,549
Credit card arrangements........................      10,510        10,105
Standby letters of credit.......................       2,047         3,056


     Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower at the closing of the loan.

     The Bank's loan origination fees are generally 0% to 2.5% on conventional residential mortgages and 0% to 1.5% for commercial real estate loans. The total amount of deferred loan origination fees and unearned discounts at March 31, 2008 was $4.5 million. Any unamortized loan fees, net of related direct costs, are recognized as income at the time the loan is sold, paid down or paid off.

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

     Delinquent Loans, Loans in Foreclosure and Foreclosed Property. Loans are defined as delinquent when any payment of principal and/or interest is past due. While the Bank generally is able to work out a satisfactory repayment schedule with a delinquent borrower, the Bank will usually undertake foreclosure proceedings if the delinquency is not otherwise resolved within 90 days. Property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "real estate owned" until such time as it is sold or otherwise disposed of. As of March 31, 2008, there were no loans in the loan portfolio over 90 days delinquent and accruing interest and 13 loans on non-accrual status. The Bank had one real estate owned at March 31, 2008. Total non-performing assets represented $12.3 million or 0.88% of total assets at March 31, 2008 compared to $1.0 million or 0.07% of total assets at March 31, 2007.

     The following table sets forth information with respect to the Bank's non-performing assets at the dates indicated.


                                              At March 31,
                             ---------------------------------------------
                               2008      2007     2006      2005     2004
                             -------   -------   -------   ------   ------
                                        (Dollars in thousands)

Non-accrual loans........... $11,608   $   226   $ 1,161   $1,481   $   --
Loans 90 days or
 more delinquent and
 accruing interest..........      -         --        --        -      339
Restructured loans..........      -         --        --       -        --
Real estate acquired through
 foreclosure................     655       725        --       -        63
                             -------   -------   -------   ------   ------
  Total..................... $12,263   $   951   $ 1,161   $1,481   $  402
                             =======   =======   =======   ======   ======
As a percentage of net
 loans......................    0.97%     0.02%     0.13%    0.18%    0.06%
As a percentage of total
 assets.....................    0.88%     0.07%     0.10%    0.15%    0.05%


     Additional interest income which would have been recorded had nonaccruing loans been current in accordance with their original terms was considered immaterial as of March 31, 2008. No interest income was recorded on nonaccrual loans for the year ended March 31, 2008.

     Potential Problem Loans. At March 31, 2008, the Bank had identified loans totaling $12.1 million which were considered impaired, the majority of which are included in the above non-accrual totals. Two lending relationships contributed to the majority of the increase in these totals, including a residential developer in Snohomish County with inventory consisting of 17 homes (four of which are in escrow with sales pending), eight residential building lots and one commercial development project for a 7.4 acre site in Monroe, Washington. Horizon Financial charged off over $700,000 in the fourth quarter of fiscal 2008 for these projects.

     Subsequent to March 31, 2008, the Bank accepted a deed in lieu of foreclosure for one property included in the above impairment analysis. Approximately $1.8 million in principal balances were moved to real estate owned and $200,000 was charged against the allowance for loan losses based on the present value calculation of expected cash flows at the time of repossession.

     Reserve for Losses. The Bank has an active ongoing credit review function. The provision for loan losses is maintained at a level sufficient to provide for probable loan losses based on evaluating known and inherent risks in the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, historical industry loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The reserve is based upon factors and trends identified by management at the time financial statements are prepared, but the ultimate recovery of loans is susceptible to future market factors beyond the Bank's control, which may result in losses or recoveries differing significantly from those provided for in the financial statements.

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

     * Historical loss rates. Industry loss rates and the Bank's loss rate experience (where applicable) are also considered when analyzing the adequacy of the Bank's loan loss allowance.

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

     * Construction and Land Development - This segment of the Bank's portfolio is near the higher end of the risk spectrum as a result of the numerous risks throughout the land development and construction process. In both of these categories, risks are elevated because of difficulties in accurately estimating the total costs of real estate development projects, the value of the completed projects upon completion, and the ultimate demand for the finished lots and dwellings upon completion. In the event the cost estimates prove to be inaccurate, the Bank may be required to advance additional funds to complete the project. Insufficient market demand for the finished products may have a material impact on the Bank's performance if its borrowers are unable to carry their interest obligations in a slow market. This is the case currently, as the slow housing market is adversely impacting the Bank's performance, and if conditions do not improve, future performance may be materially impacted.

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

     * Unsecured Credit Cards - As a result of the unsecured nature of these accounts, these types of loans represent the highest degree of risk. The Bank, therefore, uses a higher percentage factor than any other loan classification, when estimating future potential loan losses.

     Management believes that the allowance for loan losses at March 31, 2008 was adequate at that date. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary.

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

     The Bank's allowance for losses at March 31, 2008 totaled $19.1 million and $15.9 million at March 31, 2007. The Bank's loan loss reserve as of March 31, 2008 and 2007, was 1.60% and 1.51% of net loans receivable, respectively.

    The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated. For each of these periods, management reviewed the changes in the composition and size of the Bank's loan portfolio, along with the economic conditions in effect during each period, using the methodologies presented in the paragraphs above within this section.

                                         Year Ended March 31,
                             ---------------------------------------------
                               2008      2007     2006      2005     2004
                             -------   -------   -------   -------  ------
                                       (Dollars in thousands)

Allowance at beginning of
 period....................  $15,889   $14,184   $11,767   $10,122  $ 8,506
Provision for loan losses..    4,100     1,850     2,575     1,700    1,915
                             -------   -------   -------   -------  -------
Recoveries:
 First mortgage loans......       -         --        --        --       --
 Construction and land
   development.............       -         --        --        --       --
 Commercial real estate....       -         --        --        --       --
 Multi-family residential..       -         --        --        --       --
 Commercial loans..........       16        -          1       168       79
 Credit card loans.........        7        41         6         5        6
 Other consumer loans......       -          9        -          1        1
                             -------   -------   -------   -------  -------
  Total recoveries.........       23        50         7       174       86

Charge-offs:
 First mortgage loans......       -         --        --        --       --
 Construction and land
  development..............     (702)       -         --        --       --
 Commercial real estate....       -         --        --        --       --
 Multi-family residential..       -         --        --        --       --
 Commercial loans..........      (60)      (75)      (33)     (105)    (253)
 Credit card loans.........      (51)      (51)      (54)     (104)    (124)
 Other consumer loans......      (85)      (69)      (78)      (20)      (8)
                             -------   -------   -------   -------  -------
 Total charge-offs.........     (898)     (195)     (165)     (229)    (385)

   Net charge-offs.........     (875)     (145)     (158)      (55)    (299)
                             -------   -------   -------   -------  -------
Allowance at end of period.  $19,114   $15,889   $14,184   $11,767  $10,122
                            =======   =======   =======   =======  =======
Allowance for loan losses
as a percentage of net loans
receivable at the end of the
period.....................     1.60%     1.51%     1.54%     1.46%    1.48%

Net charge-offs as a percentage
of average loans outstanding
during the period..........     0.08%     0.01%     0.02%     0.01%    0.05%

Allowance for loan losses
as a percentage of nonperforming
assets at end of period....   155.87% 1,670.06% 1,221.35%   794.53% 2,518.51%


     The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                         At March 31,
                    ---------------------------------------------------------------------------------------
                          2008             2007             2006              2005              2004
                    ---------------- ----------------  ---------------   ----------------  ----------------
                            Percent          Percent           Percent           Percent           Percent
                            of Loans         of Loans          of Loans          of Loans          of Loans
                            in Each          in Each           in Each           in Each           in Each
                            Category         Category          Category          Category          Category
                            to Total         to Total          to Total          to Total          to Total
                    Amount   Loans   Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans
                    ------   -----   ------   -----    ------   -----    ------   -----    ------   -----
                                                   (Dollars in thousands)

First mortgage
 loans...........   $ 1,293   6.8%    $1,030   6.5%     $  974   6.9%     $  984   8.4%     $ 998    9.9%
Construction and
 land
 development.....     8,030  42.0      6,321  39.8       4,242  29.9       2,528  21.5      2,179   21.5
Commercial real
 estate..........     4,953  25.9      4,557  28.7       5,081  35.8       4,858  41.3      4,118   40.7
Multi-family
 residential.....       496   2.6        548   3.4         755   5.3         760   6.5        585    5.8
Commercial loans.     3,421  17.9      2,661  16.7       2,329  16.4       1,983  16.9      1,674   16.5
Credit card
 loans...........       270   1.4        183   1.2         210   1.5         216   1.8        217    2.1
Other consumer
 loans...........       651   3.4        589   3.7         593   4.2         438   3.7        350    3.5
                    ------- ------   ------- ------    ------- ------    ------- ------   -------  ------
 Total allowance
  for loan
  losses.........   $19,114 100.0%   $15,889 100.0%    $14,184 100.0%    $11,767 100.0%   $10,121  100.0%
                    ======= ======   ======= ======    ======= ======    ======= ======   =======  ======

The Bank had an allowance of $70,000 and $110,000 for real estate acquired through foreclosure at March 31, 2008 and 2007, respectively. There was no allowance for real estate acquired through foreclosure as of March 31, 2006, 2005 and 2004.

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

     The amortized cost of the Bank's investment securities of the type described above at March 31, 2008 was $38.7 million with a market value of $41.2 million compared to an amortized cost of $48.0 million and market value of $53.2 million at March 31, 2007. The Bank also invests in mortgage-backed securities. At March 31, 2008, these securities had an amortized cost of $38.7 million and a market value of $39.1 million compared to an amortized cost and market value of $26.4 at March 31, 2007. The majority of these mortgage-backed securities are backed by government agencies.

For further information concerning the Bank's investment securities portfolio, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

     The following table presents the amortized cost of the Bank's investment securities portfolio. The market value of the Bank's investment securities portfolio at March 31, 2008 was approximately $80.4 million. This table also includes interest-bearing deposits and cash equivalents.


                                                      At March 31,
                                            --------------------------------
                                               2008       2007        2006
                                            ---------  ----------   --------
                                                      (In thousands)
Investment securities:
 U.S. Government:
  Available for sale....................... $  33,107   $  41,350   $  45,925
  Held to maturity.........................        -          370         370
                                             --------    --------    --------
                                               33,107      41,720      46,295
Mortgage-backed securities(1):
  Available for sale.......................    38,646      26,220      23,559
  Held to maturity.........................        30         148         482
                                             --------    --------    --------
                                               38,676      26,368      24,041
  Other securities(2):
  Available for sale.......................     5,569       6,325       8,836
  Held to maturity.........................        -           -           --
                                             --------    --------    --------
                                                5,569       6,325       8,836
                                             --------    --------    --------
  Total investments........................    77,352      74,413      79,172

Interest-bearing deposits and cash
 equivalents...............................    25,324      46,212      33,630
                                             --------    --------    --------
                                             $102,676    $120,625    $112,802
                                             ========    ========    ========

_______
(1) Consists of mortgage-backed securities and collateralized mortgage obligations ("CMOs").
(2) Consists of corporate debt securities, marketable equity securities and mutual funds.

     At March 31, 2008, 2007 and 2006 the Bank did not have any investment securities (exclusive of obligations of the U.S. government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.


    The following table sets forth the scheduled maturities, amortized cost, market values and average yields for the Bank's investment securities at March 31, 2008.

                                                         At March 31, 2008*
                      ------------------------------------------------------------------------------------
                          1 Year        More than       More than       More than           Total
                          or Less     1 to 5 Years    5 to 10 Years     10 Years     Investment Securities
                      -------------   -------------   -------------   -------------  ---------------------
                      Amor-   Aver-   Amor-   Aver-   Amor-   Aver-   Amor-   Aver-  Amor-           Aver-
                      tized    age    tized    age    tized    age    tized    age   tized   Market  age
                      Cost    Yield   Cost    Yield   Cost    Yield   Cost    Yield  Cost    Value   Yield
                      -----   -----   -----   -----   -----   -----   -----   -----  -----   -----   -----
                                                          (Dollars in thousands)
U.S. government,
 agency securities,
 state and political
 subdivisions:
  Available for
    sale............ $6,726   2.55%  $12,212   4.46%  $10,171  4.18%  $3,998  5.18%  $33,107  $33,679  4.07%
   Held to
    maturity........     -      --        --     --        -     --       -     --        -        -     --
                    -------   -----  -------   -----  -------  ----- -------  -----  -------  ------- ------
                      6,726   2.55    12,212   4.46    10,171  4.18    3,998  5.18    33,107   33,679  4.07
Mortgage-backed
 securities:
   Available for
    sale............     -      --       533   5.50    11,360  4.94   26,753  4.78    38,646   39,100  4.84
   Held to
    maturity........      7   6.39        12   6.67         3 12.62        8 10.55        30       35  8.27
                    -------   -----  -------   -----  -------  ----- -------  -----  -------  ------- ------
                          7   6.39       545   5.52    11,363  4.94   26,761  4.78    38,676   39,135  4.84
Other:
   Available for
    sale............  5,569   6.42        -      --        -     --       -     --     5,569    7,562  6.42
   Held to
    maturity........     --     --        -      --        -     --       -     --        -        -     --
                    -------   -----  -------   -----  -------  ----- -------  -----  -------  ------- ------
                      5,569   6.42        -      --        -     --       -     --     5,569    7,562  6.42

   Total............$12,302   4.30%  $12,757   4.51%  $21,534  4.58% $30,759  4.83%  $77,352  $80,376  4.62%
                    =======   =====  =======   =====  =======  ===== =======  =====  =======  ======= ======

Real Estate Development Subsidiary
----------------------------------

     Westward Financial Services, Inc ("Westward"), a land development company, is a wholly owned subsidiary of the Bank. Westward has been in the real estate development business since the 1970s, primarily focused on residential land development. Westward completed a 110 lot residential development in north Bellingham ("Stoneybrook"), in fiscal 2006. Income attributable to Westward totaled $24,378, $45,932 and $364,668 for fiscal years 2008, 2007 and 2006, respectively. The majority of the lot sales for the "Stoneybrook" development occurred prior to fiscal 2007, which accounts for the differing income amounts in these periods.

     In October 2004, Westward entered into a real estate development joint venture in Greenbriar Northwest LLC ("GBNW") (50% owned by Westward and 50% by Greenbriar Construction , an established residential land development company
headquartered in Bellingham,Washington).   This joint venture involves
approximately 85 acres of land in south Bellingham and current plans include developing the property into 739 residential units in a new neighborhood to be
known as "Fairhaven Highlands."   The investment in real estate is recorded as
an asset on the Corporation's balance sheet, and the related debt is recorded as a liability. At March 31, 2008, the real estate joint venture has a carrying amount of approximately $17.6 million, with a related borrowing of approximately $22.4 million. One-half of the borrowing expense related to the joint venture is recognized as an expense on the Corporation's financial statements as incurred, with the remainder being capitalized. The Corporation is presently not recognizing any income related to this joint venture, as it is in the early stages of development. For additional details on this joint venture, please see Note 1 - Nature of Operations and Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Bank Owned Life Insurance
-------------------------

     At March 31, 2008, the Bank held $20.3 million in bank owned life insurance ("BOLI"), compared to $19.4 million at March 31, 2007. These policies are with Northwestern Mutual Life, Mass Mutual and New York Life, three of the highest rated BOLI providers. All three of these firms continue to receive high ratings from AM Best, Fitch, Standard & Poors and Moodys.

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

     The following table sets forth certain information concerning the deposits at the Bank.


                                        Year Ended March 31,
                       -----------------------------------------------------
                             2008               2007              2006
                       ----------------- ----------------- -----------------
                                Weighted          Weighted          Weighted
                       Average  Average  Average  Average  Average  Average
      Type             Balance    Rate   Balance    Rate   Balance    Rate
------------------     -------    ----   -------    ----   -------    ----
                                       (Dollars in thousands)

Savings............... $19,241    0.92% $ 24,029    0.69%  $35,275    0.54%
Checking.............. 144,786    0.32   156,200    0.33   147,523    0.29
Money Market.......... 195,139    3.35   173,483    3.64   143,434    2.41
Time Deposits......... 633,501    4.89   551,671    4.60   458,017    3.50
                      --------    ----- --------    ----- --------   ------
  Total...............$992,667    3.83% $905,383    3.56% $784,249    2.55%
                      ========    ===== ========    ===== ========   ======


     The following table indicates the Bank's time deposits by time remaining until maturity as of March 31, 2008 for amounts of $100,000 or more.


                                               Certificates
                    Maturity Period             of Deposit
              --------------------------      --------------
                                              (In thousands)

              Three months or less...........    $  63,030
              Over three through six
               months........................      115,605
              Over six through twelve
               months........................       93,911
              Over twelve months.............       14,735
                                               -------------
               Total.........................     $287,281
                                               =============


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

    The minimum amount required to open a time deposit varies from $500 to $100 ,000, depending on the type of time deposit. Pricing of rates on time deposits with maturities from 30 days to ten years are determined periodically by the Bank, based upon local market rates, national money market rates, and yields on assets of the same maturity.

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

     Brokered Deposits. The Bank also utilizes brokered deposits as a supplemental source of funding, when appropriate. During fiscal 2008, the Bank increased its balances in brokered deposits from $79.4 million at March 31, 2007 to $121.0 million at March 31, 2008. The rates paid on these deposits are comparable to the rates on similar term from the Bank's alternative sources of funding (such as wholesale borrowings, discussed below). The Bank intends to continue utilizing brokered deposits to support its funding needs, when appropriate.

     Borrowings.   In December 1998, the Bank joined the FHLB of Seattle which provides it with access to a variety of wholesale funding options. The Bank has a committed line of credit up to 25% of total assets, subject to the Bank pledging sufficient collateral and maintaining the required stock investment in the FHLB. Committed lines of credit agreements totaling approximately $272.7 million and $248.5 million were available to the Bank, of which, $192.0 million and $143.5 million were outstanding at March 31, 2008 and 2007, respectively.

     The following table sets forth information regarding FHLB of Seattle advances to the Bank at the end of and during the periods indicated. The table includes both long- and short-term borrowings.


                                                   Year Ended March 31,
                                             ------------------------------
                                                2008       2007      2006
                                             ----------  --------  --------
                                                  (Dollars in thousands)

Maximum amount of borrowings outstanding
  at any month end........................    $ 212,500  $195,000  $149,000
Approximate average borrowings
  outstanding.............................      177,874   165,237   134,070
Approximate weighted average rate paid
  on borrowings                                    4.44%     4.74%     3.68%
Balance outstanding at end of period......    $ 192,000  $143,500  $149,000
Weighted average rate paid on borrowings
  at end of period........................         3.15%     5.03%    4.39%

     The Bank has other borrowed funds in the form of retail repurchase agreements. These agreements are collateralized by securities held by a safekeeping agent not under control of the Bank. These advances are considered overnight borrowings and bear interest rates that fluctuate daily based on current market rates. The Bank had $21.9 million and $14.4 million outstanding as of March 31, 2008 and 2007, respectively.

     The Bank also had $850,000 and $1.0 million outstanding as of March 31, 2008 and 2007, respectively, in the form of a TT&L note option which is included in other borrowed funds.

     At March 31, 2008, the Bank had $214.8 million in borrowings from all sources, compared to $159.0 million at March 31, 2007. Access to these wholesale borrowing sources allows management to meet cyclical funding needs and assists in interest rate risk management efforts.

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

Personnel
---------

     At March 31, 2008, Horizon Bank employed 272 full-time and 43 part-time employees. Horizon Bank employees are not represented by any collective bargaining agreement. Management of Horizon Bank considers its relations with its employees to be good.

     Executive Officers of the Registrant

     The executive officers of the Corporation and the Bank are as follows:

                         Age at
Name                 March 31, 2008                Position
----------------     --------------   -------------------------------------

V. Lawrence Evans          61         Chairman of the Board of the Corporation
                                      and of the Bank

Richard P. Jacobson        45         Chief Executive Officer, President,
                                      Chief Financial Officer and Director of
                                      the Corporation and Chief Executive
                                      Officer, Chief Financial Officer and
                                      Director of the Bank

                      (table continued on following page)

                         Age at
Name                 March 31, 2008                Position
----------------     --------------   -------------------------------------

Dennis C. Joines           58         Executive Vice President and Director of
                                      the Corporation and President, Chief
                                      Operating Officer and Director of the
                                      Bank

William N. Gasperetti      61         Executive Vice President of the Bank

Steve L. Hoekstra          57         Executive Vice President of the Bank

Kelli J. Holz              39         Vice President of the Corporation and
                                      Senior Vice President of the Bank

     The following is a description of the principal occupation and employment of the executive officers of the Corporation and the Bank during at least the past five years:

     V. LAWRENCE EVANS is Chairman of the Board of Horizon and Horizon Bank, positions he has held since July 2001 and July 1997, respectively. Mr. Evans joined Horizon Bank in 1972 and served as its Executive Vice President from 1983 to 1990. Mr. Evans served as President of the Bank from May 1990 to April 2002 and as Chief Executive Officer of the Bank from March 1991 to December 31, 2007. He served as President and Chief Executive Officer of Horizon from October 13, 1995 to December 31, 2007.

     RICHARD P. JACOBSON is President, Chief Executive Officer and a Director of Horizon and Chief Executive Officer and a Director of Horizon Bank,
positions he has held since January 1, 2008.   Mr. Jacobson also serves as
Chief Financial Officer of Horizon and Horizon Bank, a position he has held since March 2000. Mr. Jacobson joined Horizon Bank in 1987 and was appointed Vice President/Finance and Corporate Secretary in December 1994. In March 1998, he was appointed Senior Vice President of the Bank and in March 2000, he was appointed Executive Vice President of the Bank.

     DENNIS C. JOINES became Executive Vice President and a Director of Horizon and President, Chief Operating Officer and a Director of Horizon Bank on April 23, 2002. He joined the Bank following an extensive career in the Pacific Northwest banking industry for over 30 years. Most recently, Mr. Joines was Senior Vice President/National Small Business and SBA Manager for Washington Mutual Bank from 2001 to 2002. Prior to that time, he served in a variety of key roles at KeyBank from 1993 to 2001.

     WILLIAM N. GASPERETTI joined the Bank in December 2007 as Executive Vice President and Chief Credit Officer. Mr. Gasperetti has over 34 years of experience in the local and national banking markets, including eight years with the Resolution Trust Corporation. Prior to joining the Bank, he was Senior Vice President/Senior Commercial Real Estate Income Property Lender for Cascade Bank from 2004 to 2008. Prior to that, he was employed by Pacific NW Bank in a similar position from 1997 to 2004.

     STEVE L. HOEKSTRA joined the Bank in June, 2002 as Executive Vice President, Commercial Banking. Mr. Hoekstra has over 25 years of experience in the local commercial banking industry. Most recently, he led the Bellingham commercial and over retail team for Frontier Bank. Prior to that, Mr. Hoekstra was employed for 22 years by SeaFirst/Bank of America, where his titles included Commercial Credit Administrator, Sales Team Leader, Equipment Financing and Leasing Specialist and Dealer Banking.

     KELLI J. HOLZ, CPA, joined the Bank in 1988. From 1991 to 1998 she was the Manager of the Internal Audit Department. In March 1998, she was appointed Vice President. In March 2007, she was appointed Senior Vice President of the Bank and is currently the Vice President of Horizon and Senior Vice President and Controller of Horizon Bank.

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

     Under regulations effective January 1, 2007, the FDIC adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. Well-capitalized institutions (generally those with capital adequacy, asset quality, management, earnings and liquidity, or "CAMELS" composite ratings of 1 or 2) are grouped in Risk Category I and assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV are assessed at annual rates of 10, 28 and 43 basis points, respectively. The Corporation's expense related to this assessment for the year ended March 31, 2008 was $510,714. The net expense for the year ended March 31, 2008 was $0 as a result of the offset of the Bank's one-time assessment credit in fiscal 2008.

     Deposit Insurance Fund-insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. For the semi-annual period ended December 31, 2007, the Financing Corporation assessment equaled 1.14 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019. For 2007, the Bank incurred $113,000 in FICO assessments.

     The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

     Prompt Corrective Action. The FDIC is required to take certain supervisory actions against undercapitalized savings institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4%, or a ratio of Tier 1 (leverage) capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be undercapitalized. An institution that has a total risk-based capital ratio less than 6%, a core capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be significantly undercapitalized and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be critically undercapitalized. In most instances, the FDIC is required to appoint a receiver or conservator for a savings institution that is critically undercapitalized. FDIC regulations also require that a capital restoration plan be filed with the FDIC within 45 days of the date a savings institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At March 31, 2008, the Bank was categorized as "well capitalized" under the prompt corrective action regulations of the FDIC.

     Capital Requirements. FDIC regulations recognize two types, or tiers, of capital: core ("Tier 1") capital and supplementary ("Tier 2") capital. Tier 1 capital generally includes common shareholders' equity and non-cumulative perpetual preferred stock, less most intangible assets. Tier 2 capital includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50% of Tier 1 capital.

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At March 31, 2008, the Bank had a Tier 1
leverage capital ratio of 9.1%.   Horizon Bank has not been notified by the
FDIC of any higher capital requirements specifically applicable to it.   The
FDIC retains the right to require an institution to maintain a higher capital level based on the institution's particular risk profile.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. At March 31, 2008, the Bank determined that its total risk-based capital ratio was 11.0% and its Tier 1 risk-based capital ratio was 9.7%.

     The Washington State Department of Financial Institutions requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At March 31, 2008, Horizon Bank had a net worth of 9.2% of total assets.

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

     Federal Home Loan Bank System. The FHLB of Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, the Bank is required to purchase and hold stock in the FHLB of Seattle, based
on formulas established by the FHLB.   As of March 31, 2008, Horizon Bank held
stock in the FHLB of Seattle in the amount of $8.9 million. See "Business -- Savings Activities and Other Sources of Funds -- Borrowings."

    Federal Reserve System. The Federal Reserve Board requires, under Regulation D, that all depository institutions maintain reserves on transaction accounts and nonpersonal time deposits. These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of March 31, 2008, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

     The Corporation.

     General. The Corporation, as the sole stockholder of the Bank, is a bank holding company and is registered as such with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and the regulations of the Federal Reserve. As a bank holding company, the Corporation is required to file with the Federal Reserve annual, quarterly and periodic reports and such additional information as the Federal Reserve may require. The Federal Reserve may examine the Corporation and any of its subsidiaries, and charge the Corporation for the cost of the examination. The Federal Reserve also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

     The Bank Holding Company Act. Under the BHCA, the Corporation is supervised by the Federal Reserve. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, Federal Reserve policy provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

     The Corporation and any subsidiaries, other than the Bank, that it may control are considered "affiliates" of Horizon Bank within the meaning of the Federal Reserve Act, and transactions between Horizon Bank and its affiliates are subject to numerous restrictions. With some exceptions, the Corporation and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by the Corporation, or our affiliates.

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

     Acquisitions. The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve may approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities include operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers' checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

     Dividends. The Federal Reserve's policy statement on the payment of cash dividends by bank holding companies expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The policy statement indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.

     Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for banks. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. The Corporation's total risk based capital must equal 8% of risk-weighted assets and one- half of the 8%, or 4%, must consist of Tier 1
(core) capital. At March 31, 2008, the Corporation's capital position was in excess of these requirements with total risk based capital of 11.1% of risk-weighted assets and Tier 1 (core) capital of 9.8% of risk-weighted assets.

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

Available Information
----------------------

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

     Our activities, like all financial institutions, inherently involve the assumption of interest rate risk. Interest rate risk is the risk that changes in market interest rates will have an adverse impact on our earnings and underlying economic value. Interest rate risk is determined by the maturity and repricing characteristics of our assets, liabilities and off-balance-sheet contracts. Interest rate risk is measured by the variability of financial performance and economic value resulting from changes in interest rates. Interest rate risk is the primary market risk affecting our financial performance.

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

     Additionally, our portfolio is heavily concentrated in Prime rate based loans. At March 31, 2008, we had $722.7 million in Prime based loans, representing 59.7% of total loans. As such, the Corporation is adversely impacted during periods of rapidly declining rates, as has been evident in the second half of the fiscal year ended March 31, 2008. The Federal Reserve Open Market Committee ("FOMC") reduced its fed funds target by 300 basis points from September 2007 through March 2008, which had a significant adverse impact on the Corporation's net interest margin and earnings, with its Prime based loans adjusting instantly when Prime changes, while liability costs are impacted much more slowly and will take time to reprice in a lower rate environment. Also, no assurances can be made that liability rates will be able to be reduced by the same magnitude as Prime rate changes in a very competitive environment for attracting deposits.

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

     We have had a significant increase in our commercial real estate construction and land development lending and commercial business lending
since March 31, 2003.   Commercial and multi-family real estate, construction
and land development and commercial business loans may expose a lender to greater risk of loss than loans secured by residential real estate and consumer loans because the type of collateral securing these loans and the large dollar value typically involved. These loans also have greater credit risk than residential real estate for the following reasons and the reasons discussed under "Item 1. Business-Lending Activities."

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

Joint Ventures in Real Estate Development May Expose Us to Additional Risk.

     As indicated in the Real Estate Development Subsidiary section of Part 1,
Item 1 of this Form 10-K, the Bank's wholly owned subsidiary (Westward) is a land development company which periodically enters into joint ventures to develop residential real estate. While Westward has successfully partnered in various real estate developments since the 1970s, there can be no guarantee that success in this area will necessarily continue into the future. This activity may present additional risk to us, as we are exposed as an equity investor in the land being developed. Adverse movements in the value of the raw land or the values of the fully developed lots negatively affects our financial performance. Adverse changes in real estate development regulations (i.e. environmental regulations, project density requirements, and other related development regulatory matters) may also negatively impact our success in this regard. In addition, this development activity exposes us to potential reputation risk, as some members of our communities might not necessarily approve of our involvement as a real estate development partner. In addition, certain projects may be perceived negatively by residents of the area where the properties are being developed, instead of favoring to leave the land in an undeveloped state. For these and potentially other reasons related to real estate development, our joint ventures in real estate development may expose us to additional risk, and no assurances can be provided regarding continued success in this area.

Our Profitability Depends Significantly on Economic Conditions in Our Primary Market Area.

     Our success depends primarily on the general economic conditions of the State of Washington and the specific local markets in which we operate.
Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers located primarily in Whatcom, Skagit, Snohmish and Pierce Counties of Washington. The local economic conditions in our market areas have a significant impact on the demand for our products and services as well as the ability of our ustomers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our financial condition and results of operations.

Housing Market Slowdown and the Effects of the Sub-Prime Market.

     The potential impacts of sub-prime loans originated by others in Horizon Bank's markets in recent years could adversely impact Horizon Bank's performance. These sub-prime loans are cited as contributing to the slowdowns in the housing markets across the country. As homeowners face significant increases in their housing payments when these sub-prime loans reset, this will likely have an adverse affect on the economy with an increasing supply of housing units on the market. It is predicted that these adverse impacts will result in increased numbers of houses listed for sale (for those facing unaffordable increases in their monthly housing payments) and it will also likely increase the number of foreclosures on residential units.

     The housing market slowdown is adversely impacting the Bank's performance, and may continue into the future. Housing inventories are higher than the prior year period and housing sales activity for the quarter ended March 31, 2008 was lower than recent years in all of Horizon Bank's markets. In the quarter ended March 31, 2008, loans on non-accrual increased to 0.88% of assets, a significant increase over previous year levels. In addition, Horizon Bank's delinquency levels (loans 30 to 89 days past due) totaled $30.6 million at March 31, 2008, which are significantly higher than prior year levels. No reassurance can be provided that these levels will improve. Horizon Bank experienced loan charge-offs of $875,000 during the fiscal year ended March 31, 2008, $777,000 of which occurred in the March quarter. While this level of losses is manageable, additional larger losses may occur in the future, especially if the current housing market slowdown continues.

If Our Allowance for Loan Losses Is Not Sufficient to Cover Actual Loan Losses, Our Earnings Could Decrease.

     We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss and delinquency experience, and evaluate economic conditions. If our assumptions are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for additions to our allowance. Material additions to the allowance could materially decrease our net income. Our allowance for loan losses was 1.6% of net loans at March 31, 2008.

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

     Our common stock is included in the Russell 2000 and Russell 3000 indices. Inclusion in these indices may have positively impacted the price, trading volume and liquidity of our common stock, in part, because index funds or other institutional investors often purchase securities that are in these indices. Conversely if our market capitalization falls below the minimum necessary to be included in either or both of these indices at any annual reconstitution date, the opposite could occur. Firms that attempt to predict which companies may no longer qualify to be included in the Russell 2000 Index identified Horizon as a likely deletion from the Index in 2008. No reassurance can be given that Horizon will or will not be included in the Russell 2000 and Russell 3000 indices, or similar indices, in the future.

We Are Subject to Extensive Government Regulation and Supervision.

     We are subject to extensive federal and state regulation and supervision primarily through Horizon Bank and certain non-bank subsidiaries. Banking regulations are primarily intended to protect depositors' funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. See Item 1, "Business -- Regulation and Supervision."

The Level Of Our Commercial Real Estate Loan Portfolio May Subject Us To Additional Regulatory Scrutiny.

     The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency, have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors, (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land development and other land and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. Management should also employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with the guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance which could result in additional costs to us.

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

                                              Net Book
                                     Year    Value as of    Square   Leased/
                                    Opened  March 31, 2008   Feet     Owned
                                    ------  --------------   ----     -----
                                            (In thousands)
Bellingham Main Office and Whatcom
Mortgage Center.....................  1971      $2,619      19,179    Owned
  1500 Cornwall Avenue
  Bellingham, WA 98225

Bellingham/Meridian.................  1987         705       4,650    Owned
  4110 Meridian Street
  Bellingham, WA 98226

Ferndale Office.....................  1976         224       3,692    Owned
  Third and Main
  Ferndale, WA 98248

Lynden Office.......................  1981         548       3,702    Owned
  Third and Grover Streets
  Lynden, WA 98264

Blaine Office.......................  1976         534       3,610    Owned
  Fourth & "H" Streets
  Blaine, WA 98230

Mount Vernon Office.................  1976         182       3,275    Owned
  1503 Riverside Dr.
  Mount Vernon, WA 98273

Anacortes Office....................  1987         628       3,650    Owned
  1218 Commercial Avenue
  Anacortes, WA 98221

Snohomish Office....................  1987         147       1,388    Owned
  620 2nd Street
  Snohomish, WA 98290

Puyallup Office, Pierce Mortgage
Center (1)..........................  2007         724       3,402    Leased
  413 29th Street NE
  Puyallup, WA 98372

Burlington Office, Skagit Commercial Center
and Skagit Mortgage Center..........  1994       1,033       3,980    Owned
  1020 S. Burlington Blvd
  Burlington, WA  98232

                        (table continued on the following page)

                                              Net Book
                                     Year    Value as of    Square   Leased/
                                    Opened  March 31, 2008   Feet     Owned
                                    ------  --------------   ----     -----
                                            (In thousands)

Edmonds Office......................  1994      $1,881      15,265    Owned
  130 Fifth Avenue South
  Edmonds, WA  98020

Murphy's Corner Office..............  2000       1,532       3,720    Owned
  12830 Bothell Everett Hwy.
  Everett, WA 98208

Barkley Office......................  1999       2,735      14,691    Owned
  2122 Barkley Blvd.
  Bellingham, WA 98228

Holly Street Office.................  1999         327       4,000    Owned
  211 E. Holly Street
  Bellingham, WA 98227

Alabama Office......................  1999         661       4,500    Owned
  802 Alabama Street
  Bellingham, WA 98228

Marysville Office...................  2004       2,106       4,126    Owned
  3617 88th St NE
  Marysville, WA 98270

Lynnwood Office.....................  2003       2,085       4,230    Owned
  19405 44th Avenue W.
  Lynnwood, WA 98036

Lakewood Office, Pierce Commercial
Center..............................  2005       1,999       4,773    Owned
  10318 Gravelly Lake Dr. SW
  Lakewood, WA 98499

Everett Office, Snohomish Commercial
Center and Snohomish Mortgage
Center..............................  2006       6,441      16,000    Owned
  9929 Evergreen Way
  Everett, WA 98204

Whatcom Commercial Center...........  2003         336       5,200    Leased
  2211 Rimland Drive, Suite 230
  Bellingham, WA 98226

-----------
(1)  Opened in June 2007.

     At March 31, 2008, the aggregate book value of the Corporation's premises and equipment was $27.8 million.

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

                                       PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters
---------------------------------------------------------------------------
         and Issuer Purchases of Equity Securities
         -----------------------------------------

     Horizon Financial's common stock is traded on the NASDAQ Global Select Market under the symbol HRZB. The following table presents the high and low sales prices as reported by the NASDAQ and dividends paid for the last two fiscal years. All share prices shown below are adjusted for the 5-for-4 stock split, paid in the form of a stock dividend in October 2006. The Corporation has approximately 4,500 stockholders.

     2008 Fiscal Year
     Quarter                High           Low          Dividend
     ------------------    ------        ------         --------

     Fourth                $17.46        $11.68          $0.135
     Third                  22.00         15.12           0.135
     Second                 22.98         17.85           0.130
     First                  23.87         20.49           0.130

     2007 Fiscal Year
     Quarter                High           Low          Dividend
     ------------------    ------        ------         --------

     Fourth                $25.00        $20.47          $0.125
     Third                  25.90         22.24           0.125
     Second                 25.84         19.46           0.125
     First                  21.94         16.25           0.120

Dividend Policy
---------------

     Horizon Financial historically has paid cash dividends on its common stock. The Corporation must adhere to certain regulatory requirements governing the distribution of dividends, and there can be no assurance that the Corporation will continue to declare cash dividends in the future. See "Business -- Regulation and Supervision" in Item 1 of this Form 10-K for additional information regarding dividend restrictions.

Stock Repurchases
-----------------

     The Corporation has conducted various stock buy-back programs since August 1996. In March 2006, the Board of Directors approved a stock repurchase program that continued through the 2007 fiscal year, allowing the Corporation to repurchase up to 5% of total shares outstanding, or approximately 625,000 shares, adjusted for the 5-for-4 stock split paid in the form of a 25% stock dividend in October 2006. This marked the Corporation's seventh stock repurchase program. During the year ended March 31, 2008, the Corporation repurchased 399,700 shares at an average price of $17.62. On March 27,2008, the Board of Directors authorized the repurchase of 300,000 shares, or approximately 2.5% of the Corporation's outstanding shares of common stock for a 12 month period.

     The following table sets forth the Corporation's repurchases of its outstanding common stock during the fourth quarter of the year ended March 31, 2008.

                               Issuer Purchases of Equity Securities
                     ---------------------------------------------------------
                                                                     (d)
                                                                   Maximum
                                                     (c)          Number (or
                                                 Total Number    Approximate
                                                   of Shares     Dollar Value)
                                                  (or Units)    of Shares (or
                         (a)                     Purchased as  Units) that May
                       Total           (b)          Part of        Yet to Be
                      Number of      Average       Publicly       Purchased
                      Shares (or    Price Paid    Announced       Under the
                        Units)      per Share      Plans or        Plans or
   Period             Purchased      (or Unit)     Programs        Programs
------------------   -----------    ----------   ------------   --------------

January 1, 2008 -
  January 31, 2008..    53,600       $13.749       334,000(1)      266,000
February 1, 2008 -
  February 29, 2008.    28,700        14.190       362,700(1)      237,300
March 1, 2008 -
  March 31, 2008....    37,000        12.622       399,700(1)      200,300

                     -----------    ----------   ------------   --------------
Total...............   119,300       $13.506       399,700(1)      300,000(2)
                     ===========    ==========   ============   ==============
-----------
(1) Reflects purchases made under the repurchase plan authorized by the Board of Directors in March 2007. This program expired on March 31, 2008.
(2) Reflects new repurchase plan authorized by the Board of Directors in March 2008. The fiscal 2007 repurchase plan authorized by the Board of Directors expired on March 31, 2008 with 200,300 shares remaining unpurchased.

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



                              [GRAPH APPEARS HERE]

                                          Period Ending
                    ----------------------------------------------------------
Index*              03/31/03  03/31/04  03/31/05  03/31/06  03/31/07  03/31/08
------------------  --------  --------  --------  --------  --------  --------
Horizon Financial
 Corp.               100.00    126.85    132.79    185.66    204.85    131.53
NASDAQ - Composite   100.00    148.69    149.07    174.46    180.56    169.93
SNL Western Bank
 Index               100.00    136.89    149.88    169.24    180.14    148.66


*Source: SNL Financial LC, Charlottesville, VA Used with permission. All rights reserved.

Item 6.  Selected Financial Data
--------------------------------

     The following table sets forth certain information concerning the financial position of the Corporation at and for the dates indicated.

                                            At March 31,
                     ------------------------------------------------------
                         2008       2007        2006       2005      2004
                     ---------  ----------  ----------  --------  ---------
                                           (In thousands)
Financial Condition Data:
------------------------

Total Assets........$1,392,178  $1,270,327  $1,116,728  $997,570  $858,876
Loans Receivable,
 net................ 1,191,478   1,054,870     918,510   804,981   658,226
Cash and Investment
  Securities........   114,562     133,075     125,216   125,966   161,071
Deposits............ 1,038,792     975,295     834,299   746,849   670,259
Borrowings..........   214,791     158,958     159,837   135,787    67,469
Stockholders'
  Equity............   128,317     123,855     113,323   107,024   109,307

                                        Year Ended March 31,
                     ------------------------------------------------------
                         2008       2007        2006       2005      2004
                     ---------  ----------  ----------  --------  ---------
                          (In thousands, except per share information)
Operating Data:
--------------

Interest Income.....  $100,243     $92,600     $69,388   $52,182    $48,979
Interest Expense....   (46,645)    (40,133)    (24,896)  (16,144)   (15,509)
Net Interest Income.    53,598      52,467      44,492    36,038     33,470
Provision for Loan
  Losses............    (4,100)     (1,850)     (2,575)   (1,700)    (1,915)
Noninterest Income..     7,044       5,838       5,411     5,713      7,415
Noninterest Expense.   (29,180)    (27,861)    (24,770)  (21,619)   (19,772)
Income before
  Provision for
  Income Taxes......    27,362      28,594      22,558    18,432     19,198
Provision for
  Income Taxes......    (8,949)     (9,566)     (6,903)   (5,369)    (6,332)
Net Income..........   $18,413     $19,028     $15,655   $13,063    $12,866

Per Common Share:(1)
  Fully-diluted
    earnings........    $1.51       $1.53       $1.25      $1.01     $0.96
  Dividends.........     0.530       0.495       0.456      0.424     0.392
  Book Value........    10.79       10.11        9.16       8.53      8.40
  Weighted average
    shares out-
    standing........12,196,783  12,409,092  12,542,845  12,952,542 13,357,556


----------
(1) Restated for the 5-for-4 stock split paid in the form of a 25% stock dividend distributed on October 23, 2006.

Key Operating Ratios:
--------------------

     The table below sets forth certain performance ratios of the Corporation for the periods indicated. These ratios are calculated based on month end balances.

                                                        At and for the
                                                      Year Ended March 31,
                                                    -----------------------
                                                    2008      2007     2006
                                                    ----      ----     ----
Return on average assets (net income divided
  by average total assets).......................   1.37%    1.57%    1.48%

Return on average equity (net income divided
  by average equity).............................  14.53    16.11    14.32

Dividend payout ratio (dividends declared
  per share divided by fully-diluted
  earnings per share)............................  35.10    32.35    36.54

Equity to assets ratio (average equity
  divided by average total assets)...............   9.22     9.74    10.35

Interest rate spread (difference between
  average yield on interest-earning assets and
  average cost of interest bearing liabilities)..   4.24     4.60     4.54

Net yield on earning assets (net interest
  income as a percentage of average interest
  earning assets)................................   4.37     4.73     4.66

Efficiency ratio (noninterest expense divided
  by the sum of net interest income and
  noninterest income)............................  48.12    47.79    49.64

Non-performing loans ratio (non-performing
  loans divided by net loans)....................   0.97%    0.02%    0.13%

Non-performing asset ratio (non-performing
  assets divided by total assets)................   0.88%    0.07%    0.10%


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

Forward Looking Statements
--------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations and this Form 10-K contain certain forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Corporation. Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of the safe harbor with respect to all
forward-looking statements in this Form 10-K.    These forward-looking
statements are generally identified by use of the words "believe," expect," "intend," "anticipate," "estimate," "project," or similar words. The Corporation's ability to predict results of the actual effect of future plans or strategies is uncertain. Factors which could have a material adverse effect on the Corporation's operations include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, increase in the housing supply in our market area, demand for loan products, deposit flows, competition, demand for financial services in the Corporation's market areas and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

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

Business Strategy
-----------------

     The Bank's business strategy is to operate as a well-capitalized, profitable and independent community bank, dedicated to commercial lending, home mortgage lending, consumer lending, small business lending and providing quality financial services to local personal and business customers. The Bank has sought to implement this strategy by: (i) focusing on commercial banking opportunities; (ii) continued efforts towards the origination of residential mortgage loans, including one-to-four family residential construction and land development loans; (iii) providing high quality, personalized financial services to individuals and business customers and communities served by its branch network; (iv) selling many of its fixed rate mortgages to the secondary market; (v) focusing on asset quality; (vi) containing operating expenses; and
(vii) maintaining capital in excess of regulatory requirements combined with prudent growth.

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

     The Corporation's profitability depends primarily on its net interest income, which is the difference between the income it receives on the Bank's loan and investment portfolio and the Bank's cost of funds, which consists of interest paid on deposits and borrowings. The Bank reviews its opportunities with respect to both assets and liabilities. In the past two fiscal years, for example, the Bank chose to concentrate its commercial lending efforts on growing its Prime based loan portfolio, at a time when many lenders were offering fixed rate real estate loans at sub-Prime rates. In this regard, the Bank's loan portfolio growth is heavily concentrated in the active real estate development and construction markets in the Puget Sound region. Through its relationships with established real estate developers and builders, the Bank's experienced loan officers were successful at growing this portion of the Bank's portfolio, which is primarily Prime based business. This was beneficial in previous years, with the FOMC's (Federal Reserve's Open Market Committee) efforts to increase short terms interest rates, which have in turn increased the Prime lending rate. With the FOMC's 50 basis point reduction on September 18, 2007, 25 basis point reduction on October 31, 2007, 25 basis point reduction on December 11, 2007, 125 basis point reduction in January 2008 and 75 basis point reduction in March 2008, the Corporation is experiencing a decline in its net interest margin. This rapid pace of easing monetary policy by the FOMC will contribute to further declines in the Corporation's net interest margin. The results of this strategy are discussed in more detail in the section entitled "Comparison of Operating Results for the Years Ended March
31, 2008 and March 31, 2007 - Net Interest Income."   On the liability side of
the balance sheet, these changing rates also impact the Bank's earnings. Management acknowledges that there is a lag effect in this regard, in both increasing and decreasing rate environments as the rates on the Bank's certificate of deposit liabilities do not adjust instantly, rather the impact occurs more gradually as the certificates of deposit mature and reprice in a changing interest rate environment.

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

Critical Accounting Estimates
-----------------------------

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

     The Corporation has an active ongoing credit review function. The allowance for loan losses is maintained at a level sufficient to provide for estimated, probable loan losses based on evaluating known and inherent risks in the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, historical industry loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The reserve is based upon factors and trends identified by management at the time financial statements are prepared, but the ultimate recovery of loans is susceptible to future market factors beyond the Bank's control, which may result in losses or recoveries differing significantly from those provided for in the financial statements. Management believes the Bank maintains an allowance for credit losses sufficient to absorb losses inherent in the loan portfolio. The Bank has established a systematic methodology to assist management in evaluating the adequacy of the allowance, and continues to work on enhancing its methodologies in this regard.

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

     Management reviewed and evaluated the loan portfolio and the adequacy of the allowance at March 31, 2008 and believes that the allowance at 1.60% of net loans, or $19.1 million is adequate for the risk inherent in the loan portfolio and the current economic environment. The allowance was 1.51% of net loans or $15.9 million at March 31, 2007. In fiscal 2008, the loan portfolio grew 12.9% to $1.2 billion at March 31, 2008 from $1.1 billion at March 31, 2007. The loan portfolio has experienced substantial growth especially in construction and land development loans. At March 31, 2008, construction and land development loans totaled $486.5 million, an increase of $81.2 million or 20% from $405.3 million at March 31, 2007. The increase in the allowance is primarily attributable to the substantial growth in this higher risk portion of the loan portfolio. The Bank's Allowance for Loan and Lease Losses ("ALLL") analysis also considered the potential impacts of sub-prime loans originated by others in the Bank's markets in recent years. These loans are cited as contributing to the slowdowns in the housing markets across the country. As homeowner's face significant increases in their housing payments when these sub-prime loans reset, this will have potential adverse affects on the economy with an increasing supply of housing units on the market. It is predicted that these adverse impacts will result in increased numbers of houses listed for sale (for those facing unaffordable increases in their monthly housing payments), a decline in prices and it will also likely increase the number of foreclosures on residential units.

     Economic data from the Federal Reserve showed a slowdown in overall economic activity in recent quarters. Economic conditions in the region remain do remain stronger than reported national trends, however we continue to see increasing signs of a slowing housing market, including increasing inventories and overall slower sales activity. We are seeing a slowdown in our land acquisition and development progress and are closely watching a number of relationships.

     The Bank's loan portfolio showed increasing signs of strain at March 31, 2008. During the fiscal year ended March 31, 2008, it was necessary to recognize $875,000 in writeoffs relating primarily to two of the Bank's builder/developer relationships. In addition, the loans relating to these writeoffs were placed on non-accrual status, bringing our total non-accruing loans to $11.6 million at March 31, 2008 compared to $226,000 at March 31, 2007. This brings the Bank's total non-performing assets/total assets ratio to 0.88% at March 31, 2008 compared to 0.07% at March 31, 2007. In addition, the Bank's delinquency levels (loans 30 to 89 days past due) totaled $30.6 million at March 31, 2008 compared to $3.0 million at March 31, 2007.

     The factors discussed above led management to increase the allowance to its current levels.

     The Bank recorded net charge-offs of $875,000 and $145,000, during the years ended March 31, 2008 and 2007.

     The provision for loan losses has fluctuated depending on the growth and mix of the loan portfolio and the level of charge-offs. The provision for loan losses was $4.1 million, $1.9 million and $2.6 million for the fiscal years ended 2008, 2007 and 2006, respectively.

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

Comparison of Financial Condition at March 31, 2008 and March 31, 2007
----------------------------------------------------------------------

     Total consolidated assets for the Corporation as of March 31, 2008, were $1.4 billion, a 9.6% increase from the March 31, 2007 level of $1.3 billion. This increase in assets was primarily attributable to the growth in loans receivable to $1.2 billion at March 31, 2008 from $1.1 billion at March 31, 2007. The growth in loans receivable was primarily attributable to a $81.2 million, or 20.0%, increase in construction and land development loans since March 31, 2007. The Bank continued its focus on expanding its relationships with established residential real estate developers and one-to-four family residential builders, which resulted in the continued growth in this component of loans receivable during the period. Also contributing to this increase is a slowing pace of loan paydowns in this category, as the sales activity has slowed compared to previous periods. This has resulted in loan balances remaining on the Corporation's balance sheet longer than in more active periods for real estate sales. Also increasing during the period was the commercial loan category, as the Bank continues to focus on increasing its commercial lines of credit balances to diversify its loan portfolio and expand its relationships with businesses in its markets. Commercial real estate loans, primarily consisting of loans with initial fixed rate periods of three to five years, moderated during the period as the Bank continued its trend away from the lower returns available in this segment in favor of the returns available in the construction and land development category.

     One-to-four family mortgage loans, net increased 18.6% to $146.9 million at March 31, 2008 from $123.9 million at March 31, 2007. A portion of the growth, approximately $16.2 million, is related to loans secured by one-to-four family homes where builders were allowed to convert unsold speculative construction inventory into rental homes to assist with cash flow needs. The Bank continues its practice of selling most of its single-family long term fixed rate loan production into the secondary market. The Bank sold $79.9 million of real estate loans during fiscal year ended March 31, 2008, compared to $83.0 million during the fiscal year ended March 31, 2007.

     The following is an analysis of the loan portfolio by major type of loan at March 31, 2008 and 2007.

                                                      At March 31,
                                         -----------------------------------
                                            2008               2007
                                         ---------          ---------
                                                  (Dollars in thousands)
First mortgage loans:
  One-to-four family ...................  $165,824   13.7%   $149,885   14.0%
  One-to-four family construction.......    35,303    2.9      28,576    2.7
  Less participations sold..............   (54,269)  (4.5)    (54,592)  (5.1)
                                         ---------  -----   ---------  -----
       Subtotal.........................   146,858   12.1     123,869   11.6

  Commercial land development...........   178,726   14.8     173,270   16.1
  Commercial construction...............   307,809   25.4     232,078   21.7
  Multi-family residential..............    45,049    3.7      52,727    4.9
  Nonresidential commercial real
    estate..............................   300,109   24.8     292,212   27.3
  Commercial loans......................   177,685   14.7     146,265   13.7
  Home equity secured...................    47,351    3.9      45,307    4.2
  Other consumer loans..................     7,005    0.6       5,031    0.5
                                         ---------  -----   ---------  -----
       Subtotal......................... 1,063,734   87.9     946,890   88.4
                                         ---------  -----   ---------  -----
       Total loans receivable........... 1,210,592  100.0%  1,070,759  100.0%
                                         ---------  -----   ---------  -----

                            (table continued on following page)

                                                      At March 31,
                                         -----------------------------------
                                            2008               2007
                                         ---------          ---------
Less:
  Allowance for loan losses............    (19,114)           (15,889)
                                        ----------         ----------
        Total loans receivable, net.... $1,191,478         $1,054,870
                                        ==========         ==========

Net residential loans.................. $  145,565   12.2% $  122,839   11.7%
Net commercial loans...................    174,263   14.6     143,604   13.6
Net commercial real estate loans (1)...    818,215   68.7     738,861   70.0
Net consumer loans (2).................     53,435    4.5      49,566    4.7
                                        ----------  -----  ----------  -----
                                        $1,191,478  100.0% $1,054,870  100.0%
                                        ==========  =====  ==========  =====

-------
(1) Includes construction and development, multi-family and commercial real estate loans.
(2)  Includes home equity and other consumer loans.

     As reflected in the table above, approximately 70% of our total loan portfolio consists of commercial real estate and construction and land development loans. These types of lending afford the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family residential lending. These loans, however, also typically are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than single family residential mortgage loans. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to between 75 and 85% and carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

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

     The following table is provided to show additional details on the Corporation's construction and land development loan portfolio:

                                  At March 31, 2008      At March 31, 2007
                                 -------------------   --------------------
                                 Amount      Percent    Amount      Percent
                                 ------      -------    ------      -------

                                          (Dollars in thousands)
Speculative construction
  one-to-four family...........  $27,206        5.2%    $16,597       3.8%
Custom construction one-
  four-family..................    8,097        1.6      11,979       2.8
                                --------      -----    --------     -----
    Total one-to-four family...   35,303        6.8      28,576       6.6
Commercial speculative
  construction one-to-four
  family.......................  236,536       45.3     177,602      40.9
Commercial construction
  multi-family.................   11,732        2.2       6,986       1.6
Commercial construction
  non-residential..............   59,541       11.4      47,490      11.0
Land development...............  178,726       34.3     173,270      39.9
                                --------      -----    --------     -----
    Total construction and
      land development.........  486,535       93.2     405,348      93.4
                                --------      -----    --------     -----
    Total construction loans... $521,838      100.0%   $433,924     100.0%
                                ========      =====    ========     =====

     The tables below display the characteristics of the available for sale and held to maturity portfolios at March 31, 2008:

                                              At March 31, 2008
                                     ---------------------------------------
                                                   Unrealized
                                     Amortized       Gain/         Estimated
                                        Cost         (Loss)        Fair Value
                                     ---------     ----------      ----------
                                                (In thousands)
Available For Sale Securities
  State and political subdivisions
   and U.S. government agency
   securities ......................  $33,107        $   572        $33,679
  Marketable equity securities......      569          2,194          2,763
  Mutual funds......................    5,000           (201)         4,799
  Mortgage-backed securities
   and CMOs.........................   38,646            454         39,100
                                      -------         ------        -------
      Total available-for-sale
        securities..................   77,322          3,019         80,341

Held To Maturity Securities
  State and political subdivisions
   and U.S. government agency
   securities.......................       --             --             --
  Mortgage-backed securities
   and CMOs.........................       30              5             35
                                      -------         ------        -------
      Total held to maturity
        securities..................       30              5             35
                                      -------         ------        -------
      Total securities..............  $77,352         $3,024        $80,376
                                      =======         ======        =======

                                      Maturity Schedule of Securities
                                             at March 31, 2008
                               ----------------------------------------------
                                Available For Sale       Held To Maturity
                               ---------------------    ---------------------
                               Amortized   Estimated    Amortized   Estimated
                                 Cost     Fair Value      Cost     Fair Value
                                 ----     ----------      ----     ----------
                                                (In thousands)
Maturities:
  Less than one year.......... $ 6,726     $ 6,760        $ 7         $ 7
  Over one year to five
    years.....................  12,745      13,159         12          12
  Over five to ten years......  21,531      21,828          3           6
  Over ten years..............  30,751      31,032          8          10
                               -------     -------        ---         ---
                                71,753      72,779         30          35

Mutual funds and marketable
  equity securities...........   5,569       7,562         --          --
                               -------     -------        ---         ---
   Total investment
     securities............... $77,322     $80,341        $30         $35
                               =======     =======        ===         ===

     Total liabilities also increased 10.2% to $1.3 billion at March 31, 2008, from $1.1 billion at March 31, 2007. This increase in liabilities was primarily the result of growth in other borrowed funds, which increased 38.7% to $192.3 million at March 31, 2008 from $138.7 million at March 31, 2007. During the fiscal year ended March 31, 2008 the Bank borrowed an additional $48.5 million from the FHLB to support asset growth and help manage interest rate risk.

     Also contributing to the growth in liabilities during the fiscal year ended March 31, 2008 was the growth in the balance of deposits, which increased 6.5% to $1.04 billion at March 31, 2008 from $975.3 million at March 31, 2007. The following is an analysis of the deposit portfolio by major type of deposit at March 31, 2008 and 2007:

                                                    At March 31,
                                               -----------------------
                                                   2008         2007
                                               ----------   ----------
                                                   (In thousands)
        Demand Deposits
          Savings............................  $   17,933   $   21,628
          Checking...........................      72,434       78,294
          Checking (noninterest-bearing).....      70,438       91,703
          Money Market.......................     183,063      187,912
                                               ----------   ----------
                                                  343,868      379,537
                                               ----------   ----------
        Time certificates of deposit
          Less than $100,000.................     286,657      273,022
          Greater than or equal to $100,000 .     287,281      243,346
          Brokered certificates of deposit...     120,986       79,390
                                               ----------   ----------
        Total certificates of deposit........     694,924      595,758
                                               ----------   ----------
          Total deposits.....................  $1,038,792   $  975,295
                                               ==========   ==========

     Also included in the March 31, 2008 balance sheet is an investment in real estate for a joint venture and the corresponding borrowing. During the year ended March 31, 2005, the Bank's subsidiary (Westward Financial Services), as a 50% partner in the Greenbriar NW LLP ("GBNW"), purchased an 85 acre parcel of land in Bellingham, Washington for future residential development. GBNW intends to develop the property in future years, into a
neighborhood community to be known as Fairhaven Highlands.   The $17.6 million
shown on the Corporation's balance sheet as an asset at March 31, 2008 represents the current level of the investment in real estate joint ventures, including the Fairhaven Highlands joint venture. This amount also includes the remaining net investment in other residential development joint ventures. The $22.4 million shown in the liability section of the balance sheet represents the corresponding wholesale borrowing used to fund the investment in the Fairhaven Highlands joint venture, which includes costs that have been incurred and capitalized since the acquisition of the property. At this time, the partnership is in the process of meeting with the appropriate public and private entities, in its preliminary planning efforts relating to the future development of the property, including an Environmental Impact Statement which is currently in the process of being completed.

     Stockholders' equity at March 31, 2008 increased 3.6% to $128.3 million from $123.9 million at March 31, 2007. This increase was primarily attributable to net income of $18.4 million for the year ended March 31, 2008 partially offset by the effects of $6.4 million in dividends paid to stockholders and the Corporation's share repurchase program. The Corporation repurchased shares totaling $7.1 million during the year ended March 31, 2008 compared to $2.9 million for the year ended March 31, 2007. The Corporation remains strong in terms of its capital position, with a stockholder equity-to-assets ratio of 9.2% at March 31, 2008, compared to 9.8% at March 31, 2007.

Comparison of Operating Results for the Years Ended March 31, 2008 and March
----------------------------------------------------------------------------
31, 2007
--------

     Net Interest Income. Net interest income in fiscal 2008 was $53.6 million, a 2.2% increase from $52.5 million in fiscal 2007. Total interest income increased 8.3% in fiscal 2008 to $100.2 million from $92.6 million in fiscal 2007.

     Interest income on loans in fiscal 2008 was $96.3 million, an 8.7% increase from $88.6 million in fiscal 2007. The increase in fiscal 2008 was primarily a result of the growth in loans receivable, as the Bank experienced significant loan growth during the year, increasing the loan portfolio to $1.2 billion at March 31, 2008, compared to $1.1 billion at March 31, 2007.

     Also included in interest income for the year ended March 31, 2008 and 2007 were approximately $5.1 million and $4.8 million, respectively, of deferred fee income recognition. Most of these fees were related to the Bank's commercial loan portfolio for the years ended March 31, 2008 and 2007, which resulted in large part from the success in increasing the real estate development loan portfolio. These development loans typically are shorter term in nature, so the deferred fee recognition during the life of the loan is greater than what would be recognized for a comparable loan fee on a longer amortizing loan. The table below presents an analysis of deferred fee recognition for the past two fiscal years:

                                              Year Ended March 31,
                                              --------------------
                                                 2008      2007
                                               -------    -------
                                                  (In thousands)
     Commercial loan deferred fees...........  $ 4,240    $ 4,076
     One-to-four real estate mortgage
       loan deferred fees....................      854        684
                                               -------    -------
         Total...............................  $ 5,094    $ 4,760
                                               =======    =======

     Interest and dividends on investments and mortgage-backed securities remained relatively unchanged at $3.9 million in fiscal 2008, compared to $4.0 million in fiscal 2007.

     Total interest expense in fiscal 2008 increased 16.2% to $46.6 million from $40.1 million in fiscal 2007. Interest on deposits increased significantly to $38.1 million in fiscal 2008 from $32.3 million in fiscal 2007, as a result of increased growth in average deposits outstanding to $992.9 million compared to $906.0 million at March 31, 2007. Also contributing to the increase was the higher level of interest rates paid during much of the year ended March 31, 2008 compared to the previous period. At March 31, 2008, approximately 67% of the Bank's deposits were in the form of certificates of deposit, including $121.0 million in brokered certificates of deposit. While management continues its efforts to increase core deposits as a funding source, the competitive marketplace for core deposit dollars has resulted in limited success in this regard.

     Interest on borrowings increased to $8.6 million in fiscal 2008 from $7.9 million in fiscal 2007. The increase was a result of a higher level of average borrowings outstanding during the year ended March 31, 2008 of $193.3 million compared to $166.3 million during the year ended March 31, 2007. The Bank continues to utilize wholesale borrowings in order to further leverage its balance sheet and better manage its interest rate risk profile.

     Provision for Loan Losses. Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for known and inherent risks in the loan portfolio, based on management's continuing analysis of factors underlying the quality of the loan portfolio at the time the financial statements are prepared. These factors include changes in portfolio size and composition, actual loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The ultimate recovery of loans is susceptible to future market factors beyond the Corporation's control, which may result in losses or recoveries differing significantly from those provided for in the financial statements. The following table summarizes the allowance for loan losses, charge-offs, and loan recoveries:

                                              Year Ended March 31,
                                              --------------------
                                                 2008      2007
                                               -------    -------
                                             (Dollars in thousands)

     Allowance at beginning of period......   $15,889   $ 14,184
     Provision for loan losses.............     4,100      1,850
     Charge offs, net of recoveries........      (875)      (145)
                                              -------   --------
     Allowance at end of period............   $19,114   $ 15,889
                                              =======   ========
     Allowance for loan losses as a
       percentage of net loans receivable
       at the end of the period............      1.60%      1.51%

     Net charge-offs as a percentage
       of average loans outstanding
       during the period...................      0.08%      0.01%

     Allowance for loan losses as a
       percentage of nonperforming assets
       at the end of period................    155.87%  1,670.06%

     The allowance for loan losses is established as losses are estimated to have occurred through the provision for loan losses charged to earnings. Loan losses are charges against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The provision for loan losses was $4.1 million for the year ended March 31, 2008 compared to $1.9 million for the year ended March 31, 2007. These provisions reflect management's ongoing analysis of changes in loan portfolio composition by collateral categories, balances outstanding, overall credit quality of the portfolio, peer group analysis, historical industry loss experience, and current economic conditions. The allowance for loan losses was $19.1 million, or 1.60% of net loans receivable at March 31, 2008 compared to $15.9 million, or 1.51% of net loans receivable at March 31, 2007. The increased allowance level resulted from continued loan portfolio growth in the higher-risk lending categories of construction and land development, commercial real estate and commercial business loans during the period, which amounted to $992.5 million, or 83.3% of total loans receivable at March 31, 2008, versus $896.6 million, or 83.7% at March 31, 2007.

     Non-Performing Assets. As of March 31, 2008, there were no loans in the loan portfolio over 90 days delinquent and accruing and 13 loans on nonaccrual status. At March 31, 2008, total non-performing loans were $11.6 million. Non-performing assets grew significantly in the final quarter of our fiscal year. Two lending relationships contributed to the majority of the increase in our non-accrual figures, including a residential developer in Snohomish County with inventory consisting of 17 homes (four of which are in escrow with sales pending), eight residential building lots and one commercial development project for a 7.4 acre site in Monroe, Washington. The Bank had one property in the real estate owned category totaling $655,000 at March 31, 2008. Total non-performing assets represented $12.3 million, or 0.88% of total assets at March 31, 2008 compared to $951,000 or 0.07% of total assets at March 31, 2007.

     The following table summarizes the Corporation's non-performing assets:

                                                        At March 31,
                                                    -------------------
                                                      2008        2007
                                                      ----        ----
                                                   (Dollars in thousands)
     Non-Performing Assets
       Accruing loans 90 days past due..........    $     --   $     --
     Non-accrual loans..........................      11,608        226
     Restructured loans.........................          --         --
                                                    --------   --------
      Total non-performing loans................      11,608        226
      Total non-performing loans/net loans......        0.97%      0.02%
     Real estate owned..........................         655        725
                                                    --------   --------
      Total non-performing assets...............      12,263        951
                                                    --------   --------
      Total non-performing assets/total assets .        0.88%      0.07%

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

     Noninterest Income. Noninterest income in fiscal 2008 increased to $7.0 million, from $5.8 million in fiscal 2007. Service fee income increased 10.0% to $3.6 million in fiscal 2008 from $3.3 million in fiscal 2007. The net gain on the sale of loans servicing released increased 2.5% to 848,000 in fiscal 2008, compared to $827,000 in fiscal 2007. Mortgage loan originations were strong in fiscal 2008, and the Bank continued its practice of selling most of its single-family long term fixed rate loan production into the secondary market.

     There was a net gain on sales of investment securities of $480,000 in fiscal 2008 compared to a net loss of $(10,000) in fiscal 2007. The gains in fiscal 2008 were primarily attributable to management's decision to sell selected equity securities from the Bank's investment portfolio. The losses in fiscal 2007 were a result of management's decisions to replace certain investment securities during the year in its efforts to improve future returns. Other noninterest income increased 12.5% to $1.9 million for the year ended March 31, 2008 from $1.7 million for the year ended March 31, 2007. The primary reason for the increase from the prior period was additional income related to the purchase of approximately $5.0 million of bank owned life insurance.

     Noninterest Expense. Noninterest expense in fiscal 2008 increased to $29.2 million, a 4.7% increase from $27.9 million in fiscal 2007.
Compensation and employee benefits increased slightly in fiscal 2008 to $16.6 million from $16.3 million in fiscal 2007. Building occupancy expense was $4.7 million in fiscal 2008, a 9.8% increase from $4.3 million in fiscal 2007. Increases in compensation and employee benefits and building and occupancy expenses resulted from the opening of a full service retail facility and mortgage loan center in Puyallup, Washington in June 2007.

     Other noninterest expenses increased 8.5% to $6.1 million in fiscal 2008 from $5.6 million in fiscal 2007 as a result of increased operating expenses related to the opening of the Bank's Puyallup retail office and loan center, consulting expenses, increased State of Washington Business & Occupation tax as a result of the growth in the loan portfolio of taxable commercial loans, as well as a valuation write-down of the Bank's other real estate owned of $70,000.

Comparison of Operating Results for the Years Ended March 31, 2007 and March
----------------------------------------------------------------------------
31, 2006
--------

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

                                                  Year Ended March 31,
                                                 ---------------------
                                                  2007           2006
                                                 -------       -------
                                                     (In thousands)

     Commercial loan deferred fees.............. $ 4,076       $ 2,960
     One-to-four real estate mortgage
       loan deferred fees.......................     684           519
                                                 -------       -------
         Total.................................. $ 4,760       $ 3,479
                                                 =======       =======

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

                                                Year Ended March 31,
                                               ---------------------
                                                  2007        2006
                                               --------     --------
                                                 (Dollars in thousands)
     Allowance at beginning of period .......  $ 14,184     $ 11,767
     Provision for loan losses...............     1,850        2,575
     Charge offs, net of recoveries..........      (145)        (158)
                                               --------     --------
     Allowance at end of period..............  $ 15,889     $ 14,184
                                               ========     ========
     Allowance for loan losses as a
       percentage of net loans receivable
       at the end of the period..............     1.51%        1.54%
     Net charge-offs as a percentage of
       average loans outstanding during
       the period............................     0.01%        0.02%
     Allowance for loan losses as a
       percentage of nonperforming assets
       at the end of period.................. 1,670.06%    1,221.35%

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

                                                   At March 31,
                                              ---------------------
                                                 2007       2006
                                                 ----       ----
                                              (Dollars in thousands)
Non-Performing Assets
  Accruing loans 90 days past due............ $   --      $    --
  Non-accrual loans..........................    226        1,161
  Restructured loans.........................     --           --
                                              ------      -------
    Total non-performing loans...............    226        1,161
    Total non-performing loans/net loans.....   0.02%        0.13%
  Real estate owned..........................    725           --
                                              ------      -------
    Total non-performing assets..............    951        1,161
                                              ------      -------
    Total non-performing assets/total
      assets.................................   0.07%        0.10%

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


Average Balances, Interest and Average Yields/Costs
---------------------------------------------------

     The following table presents at the date and for the periods indicated, the average balances of assets and liabilities and the total dollar amount of interest income and interest expense, as well as the resulting yields earned and rates paid.

                                                           Year Ended March 31,
                At March 31,   ----------------------------------------------------------------------------
                    2008                 2008                      2007                      2006
               --------------- ------------------------  ------------------------  ------------------------
                       Average                   Average                   Average                   Average
                        Yield/ Average           Yield/  Average           Yield/  Average           Yield/
               Balance   Cost  Balance  Interest  Cost   Balance  Interest  Cost   Balance  Interest  Cost
               -------  ------ -------  -------- ------  -------  -------- ------  -------  -------- ------
                                                 (Dollars in thousands)
Interest-earning
assets:
 Loans re-
  ceiv-
  able(1)....$1,191,478 8.47% $1,137,051 $ 96,320 8.47% $1,017,460 $88,589  8.71%   $862,893  $65,857  7.63%
 Investment
  securi-
  ties(2)....    53,020 4.00      56,470    2,259 4.00      64,805   2,678  4.13      70,621    2,556  3.62
 Mortgage-backed
  securities.    39,130 5.06      32,854    1,664 5.06      27,150   1,333  4.91      21,573      975  4.52
             ---------- ----  ---------- -------- ----  ---------- -------  ----   ---------  -------  ----
  Total interest-
   earning
   assets.... 1,283,628 8.17   1,226,375  100,243 8.17   1,109,415  92,600  8.35     955,087   69,388  7.27

Interest-bearing
liabilities:
 Deposits.... 1,038,792 3.83     992,667   38,072 3.83     905,383  32,251  3.56     784,249   19,988  2.55
 Borrowings..   214,791 4.44     193,272    8,573 4.44     166,276   7,882  4.74     127,284    4,908  2.68
             ---------- ----  ---------- -------- ----  ---------- -------  ----   ---------  -------  ----
  Total interest-
   bearing lia-
   bilities.. 1,253,583 3.93   1,185,939   46,645 3.93   1,071,659  40,133  3.74     911,533   24,896  2.70
                                         --------                  -------                    -------
Net interest
 income......                            $ 53,598                  $52,467                    $44,492
                                         ========                  =======                    =======
Interest rate
 spread......                                     4.24%                     4.60%                      4.54%
                                                  ====                      ====                       ====
Net interest
 margin......                                4.37%                    4.73%                     4.66%
                                             ====                     ====                      ====
Ratio of average
 interest-earning
 assets to
 average interest-
 bearing
 liabilities.                    103.39%                   103.46%                   104.38%
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

                                                            Year Ended March 31,
                                    ----------------------------------------------------------------------
                                              2008 vs. 2007                      2007 vs. 2006
                                    ---------------------------------   ----------------------------------
                                           Increase (Decrease)                Increase (Decrease)
                                                  Due to                             Due to
                                    ---------------------------------   ----------------------------------
                                                        Rate/                              Rate/
                                     Volume    Rate    Volume   Total   Volume     Rate   Volume    Total
                                    -------  -------   -----   ------   -------   ------  ------   -------
                                                               (In thousands)
Interest income:
  Interest and fees  on loans.....  $10,413  $(2,399)  $(283)  $7,731   $11,797   $9,274  $1,661   $22,732
  Investment securities and other
   interest-bearing securities....     (115)      27      --      (88)       (9)     490      (1)      480
                                    -------  -------   -----   ------   -------   ------  ------   -------
 Total interest income............  $10,298  $(2,372)  $(283)  $7,643   $11,788   $9,764  $1,660   $23,212
                                    =======  =======   =====   ======   =======   ======  ======   =======
Interest expense:
 Deposit accounts.................  $ 3,090  $ 2,493   $ 239   $5,822   $ 3,002   $8,051  $1,209   $12,262
 Borrowings.......................    1,280     (508)    (82)     690     1,209    1,417     349     2,975
                                    -------  -------   -----   ------   -------   ------  ------   -------
 Total interest expense...........  $ 4,370  $ 1,985   $ 157   $6,512   $ 4,211   $9,468  $1,558   $15,237
                                    =======  =======   =====   ======   =======   ======  ======   =======





Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At March 31, 2008, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $37.4 million.

     As of March 31, 2008, the total book value of investments and mortgage-backed securities was $77.4 million compared to a market value of $80.4 million with an unrealized gain of $3.0 million. As of March 31, 2007, the total book value of investments and mortgage-backed securities was $74.4 million compared to a market value of $79.6 million with an unrealized gain of $5.2 million. The Corporation foresees no factors that would impair its ability to hold debt securities to maturity.

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

     Stockholders' equity as of March 31, 2008 was $128.3 million, or 9.2% of assets, compared to $123.9 million, or 9.7% of assets at March 31, 2007. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well-capitalized. The Bank's total risk-adjusted capital ratio as of March 31, 2008 was

11.0%, compared to 12.0% as of March 31, 2007. These figures remain well above the well-capitalized minimum of 10% set by the FDIC.

     The Corporation has conducted various buy-back programs since August 1996. In March 2008, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2009 fiscal year, allowing the Corporation to repurchase up to 2.5% of total shares outstanding, or approximately 300,000 shares. This marked the Corporation's tenth stock repurchase plan. In fiscal 2008, under the previous plan, the Corporation repurchased 399,700 shares at an average price of $17.62. For additional information concerning the Corporation's repurchase activities during the fourth quarter of fiscal 2008, see Item 5 of this Form 10-K.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At March 31, 2008, the Corporation had no off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments.

     In fiscal 2008 and fiscal 2007, the Corporation continued to outsource its interest rate risk modeling to a third party provider that utilizes an IPS Sendero model. This model analyzes the Corporation's major balance sheet components, and attempts to estimate the changes to the Corporation's income statement and economic value of equity, under a variety of interest rate change scenarios. The figures contained in the table presented under Item 7A of this Form 10-K below, in the Quantitative Disclosures About Market Risk section, were derived from this model. While numerous assumptions go into this modeling, and undue reliance should not be placed on the specific results, management believes that this improved modeling will enhance its interest rate risk management efforts.

     Similar to the analysis performed one year ago, the current interest rate risk modeling continues to show the Bank's balance sheet as moderately asset sensitive over a 12-month time period. The Bank's continued focus on shorter term, variable rate assets has contributed to the Bank's performance in this regard. This strategy has allowed the Bank to utilize wholesale borrowing and brokered deposits as a supplemental source of funds to its retail and commercial deposit gathering efforts, without significantly impacting the Bank's interest rate risk profile. In addition, the Bank has been successful at increasing its demand deposit base in recent years, further enhancing the Bank's interest rate risk profile. Accordingly, the interest rate risk modeling performed each quarter during fiscal 2008 shows that the Bank continues to operate within the interest rate risk tolerance limits set by its Board of Directors.

     With the current level of interest rates at March 31, 2008 and the associated prepayment assumptions in the low-rate environment, interest rate risk modeling predicts moderate improvement in the Bank's performance in a moderately higher rate environment over a 12-month time period. However, as interest rates increase, prepayment assumptions can change significantly, therefore it would be inappropriate to assume that significantly higher rates would have a sustained positive effect on the Bank's and the Corporation's performance. Further, an increase in rates, without a corresponding increase in certain indices (such as Prime), would adversely affect the Corporation's performance.

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

Contractual Obligations
-----------------------

     In the normal course of business, the Corporation enters into contractual obligations that meet various business needs. These contractual obligations include time deposits to customers, borrowings from the FHLB of Seattle and lease obligations for facilities. See Notes 8, 9 and 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information. The following table summarizes the Corporation's long-term contractual obligations at March 31, 2008:

                               Less than  One to  Three to
                                  One     Three     Five
                                  Year    Years     Years    Total
                               --------  --------  -------  --------
                                         (In thousands)

Time deposits................  $558,566  $122,208  $14,150  $694,924
Long-term borrowings.........   100,291   114,500       --   214,791
Operating lease obligations..       419       869      763     2,051
                               --------  --------  -------  --------
   Total.....................  $659,276  $237,577  $14,913  $911,766
                               ========  ========  =======  ========

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

Impact of Inflation
-------------------

     The Consolidated Financial Statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time as a result of inflation.

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

     The principal effect of inflation on earnings, as distinct from levels of interest rates, is in the area of noninterest expense. Expense items such as employee compensation, employee benefits and occupancy and equipment costs may be subject to increases as a result of inflation. An additional effect of inflation is the possible increase in dollar value of the collateral securing loans that we have made. Our management is unable to determine the extent, if any, to which properties securing loans have appreciated in dollar value as a result of inflation.

Recent Accounting Pronouncements
--------------------------------

     For a discussion of new accounting pronouncements and their impact on the Corporation, see Note 1of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     Quantitative Disclosures About Market Risk. The table below represents the balances of the Bank's financial instruments at March 31, 2008. The expected maturity categories take into consideration projected prepayment rates as well as actual amortization of principal. In preparation of the table, numerous assumptions were made regarding prepayment rates and deposit account interest sensitivity.


                                     Over 1       Over 2      Over 3                Carrying      Fair
                  Average  Within    Year to      Years       Years       Beyond      Value       Value
                   Yield   1 Year    2 Years    to 3 Years  to 5 Years   5 Years      Total       Total
                   -----  --------  ----------  ----------  ----------  ----------  ----------  ----------
                                              (Dollars in thousands)
Interest-Sensitive
Assets:

Loans receivable.. 8.47%  $922,707  $  103,390  $  104,176  $   40,748  $   20,457  $1,191,478  $1,190,418
Mortgage-backed
  securities...... 5.06%     8,837       5,138       3,729       6,289      15,137      39,130      39,135
Investments and
  other interest-
  earning assets.. 4.00%    30,332       2,535       3,241       6,403      10,509      53,020      53,020
Total Interest
 Sensitive Assets. 8.35%   961,876     111,063     111,146      53,440      46,103   1,283,628   1,282,573
Cumulative Totals.   --    961,876   1,072,939   1,184,085   1,237,525   1,283,628          --          --

Interest-Sensitive
Liabilities:

Checking accounts. 0.57%     7,244      24,753      24,753      24,606      61,516     142,872     169,997
Money market
  ultimate
  accounts........ 3.35%   128,144      13,730      13,730       7,846      19,614     183,064     187,912
Savings accounts.. 0.92%     3,587       1,793       1,793       3,074       7,686      17,933      21,628
Certificates of
  deposit......... 4.89%   566,655      56,137      62,235       9,754         143     694,924     677,364
Other
  borrowings(1)... 4.44%   130,291      68,000      16,500          --          --     214,791     215,452
Total Interest
  Sensitive
  Liabilities..... 3.74%   835,921     164,413     119,011      45,280      88,959   1,253,584   1,272,353
Cumulative Totals.   --    835,921   1,000,334   1,119,345   1,164,625   1,253,584          --          --

Off-Balance Sheet
Items:
Commitments to
  extend credit... 6.08%   208,882          --          --          --          --     208,882     208,882
Unused lines of
  credit.......... 6.74%   152,882          --          --          --          --     152,882     152,882
Credit card
  arrangements.... 8.40%    10,510          --          --          --          --      10,510      10,510
Stand by letters
  of credit.......   --      2,047          --          --          --          --       2,047       2,047
                          --------  ----------  ----------  ----------  ----------  ----------  ----------
Total Off-Balance
  Sheet Items.....        $374,321  $       --  $       --  $       --  $       --  $  374,321  $  374,321
                          ========  ==========  ==========  ==========  ==========  ==========  ==========
-------
(1) Includes borrowing related to investment in real estate for a joint venture.


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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

(a)  (1)  Financial Statements.                                       Page
          --------------------                                        ----
          Management's Annual Report on Internal Control Over
            Financial Reporting                                        60
          Report of Independent Registered Public Accounting Firm      61
          Consolidated Statement of Financial Position as
            of March 31, 2008 and 2007                                 63
          Consolidated Statement of Income for the Years Ended
            March 31, 2008, 2007 and 2006                              64
          Consolidated Statement of Stockholders' Equity and
            Comprehensive Income for the Years Ended
            March 31, 2008, 2007 and 2006                              65
          Consolidated Statement of Cash Flows for the
            Years Ended March 31, 2008, 2007 and 2006                  66
          Notes to Consolidated Financial Statements                   67

Management's Annual Report on Internal Control Over Financial Reporting:
-----------------------------------------------------------------------

   MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Horizon Financial Corp. and its subsidiaries ("the Company") is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2008. The Company's internal control over financial reporting is a process designed under the supervision of the Company's management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2008 based upon criteria in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, Management determined that the Company's internal control over financial reporting was effective as of March 31, 2008.

Dated June 11, 2008

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Horizon Financial Corp. & Subsidiary

We have audited the accompanying consolidated statement of financial position of Horizon Financial Corp. & Subsidiary (the "Company") as of March 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2008. We also have audited the Company's internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements, an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also include, performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Financial Corp. & Subsidiary as of March 31, 2008 and 2007, and the results of their operations and cash flows for each of the years in the three-year period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Horizon Financial Corp. & Subsidiary maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/Moss Adams LLP

Bellingham, Washington
June 11, 2008

                                                       HORIZON FINANCIAL CORP.
                                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                       MARCH 31, 2008 AND 2007
------------------------------------------------------------------------------

                                     Assets
                                                       Dollars in Thousands
                                                     ------------------------
                                                         2008        2007
                                                     ----------    ----------
Cash and cash equivalents                            $   22,412    $   40,833
Interest-bearing deposits                                 2,912         5,379
Investment securities
  Available-for-sale (amortized cost 2008: $38,676;
   2007: $47,675)                                        41,241        52,865
  Held-to-maturity (estimated fair value 2008: $0;
   2007: $372)                                                -           370
Mortgage-backed securities
  Available-for-sale (amortized cost 2008: $38,646;
   2007: $26,220)                                        39,100        26,233
  Held-to-maturity (estimated fair value 2008: $35;
   2007: $157)                                               30           148
Federal Home Loan Bank ("FHLB") Stock                     8,867         7,247
Loans held for sale                                       2,644         4,493
Loans receivable, net of allowance for loan losses of
  $19,114 in 2008 and $15,889 in 2007                 1,191,478     1,054,870
Investment in real estate joint venture                  17,567        17,169
Accrued interest and dividends receivable                 7,916         6,626
Premises and equipment, net                              27,778        27,631
Net deferred income tax assets                            6,253         3,733
Real estate owned                                           655           725
Other assets                                             23,325        22,005
                                                     ----------    ----------
TOTAL ASSETS                                         $1,392,178    $1,270,327
                                                     ==========    ==========

                        Liabilities and Stockholders' Equity

Deposits                                             $1,038,792    $  975,295
Accrued interest payable and other liabilities            5,746         9,508
Other borrowed funds                                    192,343       138,715
Borrowing related to investment in real estate
  joint venture                                          22,448        20,243
Advances by borrowers for taxes and insurance               414           454
Income tax currently payable                              2,174           237
Deferred compensation                                     1,944         2,020
                                                     ----------    ----------
     Total liabilities                                1,263,861     1,146,472
                                                     ----------    ----------
COMMITMENTS AND CONTINGENCIES (Notes 14 & 17)
STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value, 10,000,000
   shares authorized; none issued or outstanding
  Common stock, $1 par value, 30,000,000 shares
   authorized; 11,892,208 and 12,254,476 issued
   and outstanding, respectively                         11,892        12,254
  Additional paid-in capital                             50,597        51,489
  Retained earnings                                      63,906        56,770
  Accumulated other comprehensive income                  1,922         3,342
                                                     ----------    ----------
     Total stockholders' equity                         128,317       123,855
                                                     ----------    ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,392,178    $1,270,327
                                                     ==========    ==========

       See accompanying notes to these consolidated financial statements.

                                                       HORIZON FINANCIAL CORP.
                                              CONSOLIDATED STATEMENT OF INCOME
                                     YEARS ENDED MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

                                                 Dollars in Thousands
                                      (except for number of per share amounts)
                                       --------------------------------------
                                             2008        2007        2006
                                          --------     --------    --------
INTEREST INCOME
 Interest and fees on loans               $ 96,320      $88,589     $65,857
 Investments and mortgage-backed
  securities
   Taxable interest                          3,279        3,492       3,136
   Nontaxable interest income                  479          293         196
   Dividends                                   165          226         199
                                          --------      -------     -------
     Total interest income                 100,243       92,600      69,388
                                          --------      -------     -------
INTEREST EXPENSE
 Interest on deposits                       38,073       32,251      19,988
 Interest on other borrowings                8,572        7,882       4,908
                                          --------      -------     -------
     Total interest expense                 46,645       40,133      24,896
                                          --------      -------     -------

     Net interest income                    53,598       52,467      44,492

PROVISION FOR LOAN LOSSES                    4,100        1,850       2,575
                                          --------      -------     -------
     Net interest income after provision
      for loan losses                       49,498       50,617      41,917
                                          --------      -------     -------
NONINTEREST INCOME
 Service fees                                3,601        3,274       2,905
 Net gain on sales of loans - servicing
  retained                                     176           23          55
 Net gain on sales of loans - servicing
  released                                     848          827       1,040
 Net gain (loss) on sale of investment
  securities                                   480          (10)       (476)
 Other                                       1,939        1,724       1,887
                                          --------      -------     -------
     Total noninterest income                7,044        5,838       5,411
                                          --------      -------     -------
NONINTEREST EXPENSE
 Compensation and employee benefits         16,595       16,328      14,614
 Building occupancy                          4,698        4,280       3,575
 Data processing                               957          862         887
 Advertising                                   812          751         720
 Other expenses                              6,118        5,640       4,974
                                          --------      -------     -------
     Total noninterest expense              29,180       27,861      24,770
                                          --------      -------     -------

INCOME BEFORE PROVISION FOR INCOME TAX      27,362       28,594      22,558

PROVISION FOR INCOME TAX
 Current                                    10,704       11,058       6,903
 Deferred                                   (1,755)      (1,492)          -
                                          --------      -------     -------
     Total provision for income tax          8,949        9,566       6,903
                                          --------      -------     -------

NET INCOME                                $ 18,413      $19,028     $15,655
                                          ========      =======     =======

BASIC EARNINGS PER SHARE                  $   1.52      $  1.55     $  1.26*
                                          ========      =======     =======
DILUTED EARNINGS PER SHARE                $   1.51      $  1.53     $  1.25*
                                          ========      =======     =======

*restated for the 5 for 4 stock split in the form of a 25% stock dividend distributed on October 23, 2006.

     See accompanying notes to these consolidated financial statements.


                                                                                     HORIZON FINANCIAL CORP.
                                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                                   YEARS ENDED MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------------------------------------

                                                     (In thousands, except number of shares)
                                     ---------------------------------------------------------------------
                                          Common Stock                                         Accumulated
                                     ---------------------  Additional               Unearned     Other
                                     Number of    At Par      Paid-In     Retained   ESOP     Comprehensive
                                       Shares      Value      Capital     Earnings   Shares    Income(Loss)
                                     ---------    --------   ---------    --------   --------  -----------
Balance, March 31, 2005                10,038     $10,038     $54,737      $38,939      $(72)     $3,382
Comprehensive income
  Net income                                -           -           -       15,655         -           -
  Other comprehensive income
    Change in unrealized gains on
     available-for-sale securities,
     net tax benefit of $34                 -           -           -            -         -         (64)
       Total other comprehensive income
  Comprehensive income
Recognition of ESOP shares released         -           -           -            -        72           -
Cash dividends on common stock at
 $.57 per share                             -           -           -       (5,651)        -           -
Stock options exercised                    73          73         391            -         -           -
Stock award plan                            -           -          22            -         -           -
Tax benefit associated with stock
 options                                    -           -         179            -         -           -
Treasury stock purchased                    -           -           -            -         -           -
Retirement of treasury stock             (213)       (213)     (1,213)      (2,952)        -           -
                                       ------      -------    -------      -------     -----     -------

Balance, March 31, 2006                 9,898       9,898      54,116       45,991         -       3,318
                                       ------      -------    -------      -------     -----     -------
Comprehensive income
  Net income                                -           -           -       19,028         -           -
  Other comprehensive income
    Change in unrealized gains on
     available-for-sale securities,
     net tax of $13                         -           -           -            -         -          24
       Total other comprehensive income
  Comprehensive income
Cash dividends on common stock at $.495
 per share                                  -           -           -       (6,074)        -           -
5 for 4 stock split in the form of a
 25% stock dividend                     2,453       2,453      (2,453)           -         -           -
Cash paid in lieu of fractional shares      -           -           -          (10)        -           -

Stock options exercised                    22          22         137            -         -           -
Stock award plan                            3           3         289            -         -           -
Tax benefit associated with stock
 options                                    -           -          55            -         -           -
Treasury stock purchased                    -           -           -            -         -           -
Retirement of treasury stock             (122)        (122)      (655)      (2,165)        -           -
                                       ------      -------    -------      -------     -----     -------

Balance, March 31, 2007                12,254       12,254     51,489       56,770         -       3,342
                                       ------      -------    -------      -------     -----     -------
Comprehensive income
  Net income                                -            -          -       18,413         -           -
  Other comprehensive income
    Change in unrealized gains on
     available-for-sale securities,
     net tax benefit of $764                -            -          -            -         -      (1,420)
       Total other comprehensive income
  Comprehensive income
Cash dividends on common stock at
 $.53 per share                             -            -          -       (6,385)        -           -
Stock options exercised                    28           28        166            -         -           -
Stock award plan                            9            9        669            -         -           -
Tax benefit associated with stock
 options                                    -            -         44            -         -           -
Treasury stock purchased                    -            -          -            -         -           -
Retirement of treasury stock             (399)        (399)    (1,771)      (4,892)        -           -
                                       ------      -------    -------      -------     -----     -------

Balance, March 31, 2008                11,892      $11,892    $50,597      $63,906     $   -     $ 1,922
                                       ======      =======    =======      =======     =====     =======


                                                      Treasury                          Total
                                                      Stock          Stockholders'      Comprehensive
                                                      at Cost        Equity             Income
                                                      --------       ------------       -------------
Balance, March 31, 2005                                $    -          $107,024
Comprehensive income
  Net income                                                -            15,655           $15,655
  Other comprehensive income
    Change in unrealized gains on
     available-for-sale securities,
     net tax benefit of $34                                 -               (64)              (64)
                                                                                          -------
       Total other comprehensive income                                                       (64)
                                                                                          -------
  Comprehensive income                                                                    $15,591
                                                                                          =======
Recognition of ESOP shares released                         -                72
Cash dividends on common stock at
 $.57 per share                                             -            (5,651)
Stock options exercised                                     -               464
Stock award plan                                            -                22
Tax benefit associated with stock
 options                                                    -               179
Treasury stock purchased                               (4,378)           (4,378)
Retirement of treasury stock                            4,378                 -
                                                      -------          --------

Balance, March 31, 2006                                     -           113,323
                                                      -------          --------

Comprehensive income
  Net income                                                -            19,028           $19,028
  Other comprehensive income
    Change in unrealized gains on
     available-for-sale securities,
     net tax of $13                                         -                24                24
                                                                                          -------
       Total other comprehensive income                                                        24
                                                                                          -------
  Comprehensive income                                                                    $19,052
                                                                                          =======
Cash dividends on common stock at $.495
 per share                                                  -            (6,074)
5 for 4 stock split in the form of a
 25% stock dividend                                         -                 -
Cash paid in lieu of fractional shares                      -               (10)
Stock options exercised                                     -               159
Stock award plan                                            -               292
Tax benefit associated with stock
 options                                                    -                55
Treasury stock purchased                               (2,942)           (2,942)
Retirement of treasury stock                            2,942                 -
                                                      -------          --------

Balance, March 31, 2007                                     -           123,855
                                                      -------          --------
Comprehensive income
  Net income                                                -            18,413           $18,413
  Other comprehensive income
    Change in unrealized gains on
     available-for-sale securities,
     net tax benefit of $764                                -            (1,420)           (1,420)
                                                                                          -------
       Total other comprehensive income                                                    (1,420)
                                                                                          -------
  Comprehensive income                                                                    $16,993
                                                                                          =======
Cash dividends on common stock at
 $.53 per share                                             -            (6,385)
Stock options exercised                                     -               194
Stock award plan                                            -               678
Tax benefit associated with stock
 options                                                    -                44
Treasury stock purchased                               (7,062)           (7,062)
Retirement of treasury stock                            7,062                 -
                                                      -------          --------

Balance, March 31, 2008                               $     -          $128,317
                                                      =======          ========


            See accompanying notes to these consolidated financial statements.

                                                       HORIZON FINANCIAL CORP.
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                     YEARS ENDED MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

           Increase (Decrease) in Cash and Cash Equivalents

                                                    Dollars in Thousands
                                            ---------------------------------
                                               2008        2007       2006
                                            ---------   ---------   ---------
Cash Flows From Operating Activities
  Net income                                $  18,413   $  19,028   $  15,655
Adjustments to reconcile net income to net
cash provided by operating activities
  Depreciation                                  2,102       1,878       1,608
  Amortization and deferrals, net                 597         212        (482)
  Stock dividends - FHLB stock                      -           -         (29)
  Provision for loan losses                     4,100       1,850       2,575
  Provision for loss - Real estate owned           70         110           -
  Net gain on sale of mortgage loans held-
   for-sale                                      (848)       (827)     (1,040)
  Proceeds from sales of mortgage loans held-
   for-sale                                    76,976      75,649      94,683
  Origination of mortgage loans held-for-sale (74,279)    (74,063)    (94,824)
  Net gain/loss on sale of investment
   securities                                    (480)         10         476
  Stock award plan compensation                   678         292          22
  Excess tax benefits from the exercise of
   stock options                                  (44)        (55)       (179)
  Provision for deferred income tax            (1,755)     (1,492)          -
Changes in assets and liabilities
  Interest and dividends receivable            (1,290)     (1,441)       (686)
  Interest payable                             (1,885)      1,448       1,116
  Federal income tax payable                    1,937       1,045        (477)
  Other assets                                   (795)     (5,701)     (1,296)
  Other liabilities                            (2,067)      1,168         341
                                            ---------   ---------   ---------
    Net cash flows from operating activities   21,430      19,111      17,463
                                            ---------   ---------   ---------
Cash Flows From Investing Activities
  Investment in interest-bearing deposits, net  2,467       4,060      (5,532)
  Purchases of investment securities -
   available-for-sale                         (16,065)     (3,395)    (23,555)
  Proceeds from sales and maturities of
   investment securities - available-for-sale  25,064      10,482      35,590
  Purchases of mortgage-backed securities -
   available-for-sale                         (20,177)    (18,319)    (12,174)
  Proceeds from sales and maturities of
   mortgage-backed securities - available-
   for-sale                                     7,751      15,658       6,969
  Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                  488         334         403
  Purchase of FHLB stock                       (1,620)          -           -
  Net change in loans                        (141,305)   (139,257)   (115,550)
  Purchases of bank premises and equipment     (2,249)     (3,192)     (5,143)
  Net change in investment in joint venture      (398)       (241)        276
                                            ---------   ---------   ---------
    Net cash flows from investing activities (146,044)   (133,870)   (118,716)
                                            ---------   ---------   ---------
Cash Flows From Financing Activities
  Net change in deposits                       63,497     140,996      87,450
  Advances of other borrowed funds            738,628     369,654     229,995
  Repayments of other borrowed funds         (685,000)   (372,500)   (207,500)
  Borrowing related to inv. in real estate
   joint venture                                2,205       1,967       1,555
  Common stock issued, net                        194         149         464
  Tax benefit associated with stock options        44          55         179
  Cash dividends paid                          (6,313)     (5,977)     (5,572)
  Treasury stock purchased                     (7,062)     (2,942)     (4,378)
                                            ---------   ---------   ---------
    Net cash flows from financing activities  106,193     131,402     102,193
                                            ---------   ---------   ---------
Net Change In Cash And Cash Equivalents       (18,421)     16,643         940
Cash and Cash Equivalents, beginning of year   40,833      24,190      23,250
                                            ---------   ---------   ---------
Cash And Cash Equivalents, end of year      $  22,412   $  40,833   $  24,190
                                            =========   =========   =========
Supplemental Disclosures Of Cash Flow
 Information
  Cash paid during the year for interest    $  48,529   $  38,684   $  23,780
                                            =========   =========   =========
  Cash paid during the year for income tax  $   8,717   $   9,949   $   7,201
                                            =========   =========   =========
Noncash Investing And Financing Transactions
  Property taken in settlement of loans     $       -   $     835   $       -
                                            =========   =========   =========

      See accompanying notes to these consolidated financial statements.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Horizon Financial Corp. (the "Corporation" or "Company"), through its wholly-owned subsidiary, Horizon Bank (the "Bank"), provides a full range of commercial, mortgage and consumer lending services to borrowers and a full range of customer services to depositors through 19 full-service offices, four commercial loan centers, and four real estate loan centers located in Whatcom, Skagit, Snohomish, and Pierce Counties of Washington State. The Bank is a state-chartered commercial bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC").

Financial Statement Presentation and Use of Estimates - The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and reporting practices applicable to the banking industry. All per share data included in the financial statements have been restated to reflect all stock splits and dividends.

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

Principles of Consolidation - As of March 31, 2008, 2007 and 2006, and for the years then ended, the consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, the Bank. Westward Financial Services, Inc. ("Westward"), a land development Company, is a wholly-owned subsidiary of the Bank, and its accounts are also included in the consolidation. All material inter-Company balances and transactions have been eliminated.

In October 2004, the Bank's wholly-owned subsidiary, Westward, entered into a real estate development joint venture in Greenbriar Northwest LLC ("GBNW"), an established residential land development company headquartered in Bellingham, Washington. The Company believes that GBNW is a variable interest entity. Under the Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46, GBNW is consolidated in the accompanying financial statements. The Company accounts for the unowned portion of the joint venture's real estate as a minority interest. The minority interest is recognized within other liabilities. The assets of the real estate joint venture have a carrying value of approximately $17.6 million, with a related borrowing of approximately $22.4 million.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and noninterest-bearing amounts due from banks with maturities of three months or less.

Included in cash and cash equivalents are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve Bank and other banks. Reserve requirements were $500,000 for the years ended March 31, 2008 and 2007.

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

Investments and Mortgage-Backed Securities - The Company classifies its securities into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. The Company had no trading securities at March 31, 2008 and 2007. Investment securities are categorized as held-to-maturity when the Bank has the positive intent and ability to hold those securities to maturity. Securities which are held-to-maturity are stated at cost, adjusted for amortization of premiums, and accretion of discounts which are recognized as adjustments to interest income.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 and 2006
------------------------------------------------------------------------------

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) he length of time and the extent to which the fair value has been less than cost,
(2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Loans Held for Sale - Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

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

Impaired Loans and Revenue Recognition - A loan is considered impaired when management determines that it is probable that all contractual amounts of principal and interest will not be paid as scheduled in the loan agreement. These loans include nonaccruing loans past due 90 days or more and other loans that management considers to be impaired.

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

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Provision for Loan Losses - Management estimates the provision for loan losses by evaluating known and inherent risks in the loan portfolio. These factors include changes in the size and composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The allowance for loan losses is based upon factors and trends identified by market factors beyond the Company's control, which may result in losses or recoveries differing significantly from those provided in the financial statements.

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

Mortgage Servicing Rights - Servicing assets are recognized as separate assets when rights are acquired through sale of financial assets. Generally, for sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds, and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

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

Bank Owned Life Insurance - The carrying amount of bank owned life insurance approximates its fair value. Fair value of bank owned life insurance is estimated using the cash surrender value net of surrender charges. The Bank owns approximately $20.3 million and $19.4 million in bank owned life insurance as of March 31, 2008 and 2007, respectively, which is included in other assets.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill - Goodwill was recognized in connection with the purchase of branch assets and related liabilities. The Company performs periodic evaluations for impairment. During the years ended March 31, 2008 and 2007, impairment testing was performed and goodwill was found not to be impaired. At March 31, 2008 and 2007, goodwill in the amount of $545,000 was included in other assets.

Real Estate Owned - Other real estate owned includes properties acquired through foreclosure. These properties are recorded at the lower of cost or estimated fair value. Losses arising from the acquisition of property, in full or partial satisfaction of loans, are charged to the allowance for loan losses.

Subsequent to their transfer to other real estate owned, these assets continue to be recorded at the lower of cost or fair value (less estimated cost to sell), based on periodic evaluations. Generally, legal and professional fees associated with foreclosures are expensed as incurred. Costs incurred to improve property prior to sale are capitalized; however, in no event are recorded costs allowed to exceed fair value. Subsequent gains, losses, or expenses recognized on the sale of these properties are included in noninterest income or expense.

Income Taxes - The Company reports income and expenses using the accrual method of accounting and files a consolidated tax return which includes its subsidiary. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled using the asset liability method. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between the Company's financial statements and its tax returns.

Earnings Per Share - Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are computed by determining the potential number of additional shares that may be outstanding from stock options and grants using the treasury stock method.

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

Share Based Payment - The Company adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (SFAS 123R) on April 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after March 31, 2006 are measured and accounted for in accordance with Statement 123R. Also under this method, expense is recognized for unvested awards that were granted prior to April 1, 2006 based upon the fair value determined at the grant date under Statement 123, Accounting for Stock-based Compensation. For the years ended March 31, 2008 and 2007, the Company recognized $678,000 and $292,000, respectively, in stock option and restricted stock award compensation expense as a component of salaries and benefits. As of March 31, 2008, there was approximately $577,000 of total unrecognized compensation cost related to nonvested options and restricted stock awards which are scheduled to amortize over the next four years.

Prior to the adoption of SFAS 123R, the Company recognized the financial effects of stock options under the intrinsic value method as permitted by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and as such, recognized no compensation cost for employee stock options.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING P0LICIES (Continued)

The following table provides pro forma disclosures for the year ended March 31, 2006 had the Company accounted for stock-based compensation using SFAS 123R for the year presented:

Net income as reported                          $15,655
Additional compensation for fair value of
  stock options, net of tax                         (31)
                                                -------
Pro forma net income                            $15,624
                                                =======

Earnings per share
  Basic
    As reported                                 $  1.26
                                                =======
    Pro forma                                   $  1.26
                                                =======
   Diluted
     As reported                                $  1.25
                                                =======
     Pro forma                                  $  1.25
                                                =======

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. Statement 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $44,000, $55,000, and $179,000 excess tax benefit for the years ended March 31, 2008, 2007 and 2006, respectively, classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

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

The components of other comprehensive income and related tax effects are as follows for the years ended March 31:

                                                   2008     2007      2006
                                                  ------   ------    ------
                                                    (Dollars in Thousands)
                                                  -------------------------
Unrealized holding gains (losses) on available-
 for-sale securities                             $(1,705)   $ 27     $(574)
Reclassification adjustment for losses (gains)
 realized in income                                 (480)     10       476
                                                 -------    ----     -----
Net unrealized gains                              (2,185)     37       (98)
Tax effect                                           765     (13)       34
                                                 -------    ----     -----
    Net-of-tax amount                            $(1,420)   $ 24     $ (64)
                                                 =======    ====     =====

Recent Accounting Pronouncements - In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of SFAS No.
109). Under FIN No. 48, a tax position shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. The adoption of FIN No. 48 on April 1, 2007, did not have a material impact on the Company's consolidated financial statements, results of operations, or liquidity.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS
157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Implementation of this Statement beginning April 1, 2008, is not expected to have a material impact on the Company s' consolidated financial statements.

In February 2007, the Financial Accounting Standards Board released Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Implementation of this Statement beginning April 1, 2008, is not expected to have a material impact on the Company s' consolidated financial statements.

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 ("FAS 161"). FAS 161 amends FAS 133, Accounting for Derivative Instruments and Hedging Activities ("FAS 133"), to amend and expand the disclosure requirements of FAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under FAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity's financial position, results of operations and cash flows. To meet those objectives, FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk related contingent features in derivative agreements. FAS 161 is effective on April 1, 2009, and is not expected to have a material impact on our consolidated financial statements as we currently do not have any derivative instruments.

Reclassifications - Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation. These reclassifications have no significant effect on the Company's previously reported financial position or results of operations.

NOTE 2 - INTEREST-BEARING DEPOSITS

Interest bearing deposits consisted of the following at March 31:

                                                          2008       2007
                                                        -------     -------
                                                       (Dollars in Thousands)
                                                        --------------------
FHLB interest-bearing demand deposits                    $2,712     $5,079
Certificates of deposit                                     200        300
                                                         ------     ------
                                                         $2,912     $5,379
                                                         ======     ======

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

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 3 - INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair values of investments, together with unrealized gains and losses, are as follows as of March 31, 2008 and 2007, respectively:

                                               2008
                        -----------------------------------------------------
                                       (Dollars in Thousands)
                        -----------------------------------------------------
                                               Gross      Gross
                                             Unrealized Unrealized
                                    Gross     Losses      Losses    Estimated
                        Amortized Unrealized 12 Months Greater Than   Fair
                           Costs    Gains     or Less   12 Months     Value
                        --------- ---------- --------- -----------  ---------
Available-For-Sale
 Securities
 State and political
  subdivisions and
  U.S. government
  agency securities      $33,107    $  703     $  (3)     $(128)     $33,679
 Marketable equity
  securities                 569     2,209       (15)         -        2,763
 Mutual funds              5,000         -      (201)         -        4,799
                         -------    ------     -----      -----      -------
    Total available-
     for- sale
     securities           38,676     2,912      (219)      (128)      41,241
                         -------    ------     -----      -----      -------
    Total investment
     securities          $38,676    $2,912     $(219)     $(128)     $41,241
                         =======    ======     =====      =====      =======

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. At March 31, 2008, the Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At March 31, 2008, there are six investment securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of more favorable market interest rates.


                                               2007
                        -----------------------------------------------------
                                       (Dollars in Thousands)
                        -----------------------------------------------------
                                               Gross      Gross
                                             Unrealized Unrealized
                                    Gross     Losses      Losses    Estimated
                        Amortized Unrealized 12 Months Greater Than   Fair
                           Costs    Gains     or Less   12 Months     Value
                        --------- ---------- --------- -----------  ---------
Available-For-Sale
 Securities
 State and political
  subdivisions and
  U.S. government
  agency securities      $41,350    $   60     $(124)     $(178)     $41,108
 Marketable equity
  securities                 323     5,559         -          -        5,882
 Mutual funds              5,000         -      (126)         -        4,874
 Corporate debt
  securities               1,002         -        (1)         -        1,001
                         -------    ------     -----      -----      -------
    Total available-for-
     sale securities      47,675     5,619      (251)      (178)      52,865
                         -------    ------     -----      -----      -------
Held-To-Maturity
 Securities
 State and political
  subdivisions and U.S.
  government agency
  securities                 370         2         -          -          372
                         -------    ------     -----      -----      -------
    Total held-to-maturity
     securities              370         2         -          -          372
                         -------    ------     -----      -----      -------
    Total investment
     securities          $48,045    $5,621     $(251)     $(178)     $53,237
                         =======    ======     =====      =====      =======

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 3 - INVESTMENT SECURITIES (Continued)

The amortized cost and estimated fair value of investment securities at March 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                              (Dollars in Thousands)
                                  --------------------------------------------
                                   Available-For-Sale      Held-To-Maturity
                                  --------------------   ---------------------
                                  Amortized  Estimated   Amortized  Estimated
                                    Cost     Fair Value    Cost     Fair Value
                                  ---------  ----------  ---------  ----------

State and political subdivisions
 and U.S. government agencies
  One year or less                 $ 6,726    $ 6,760     $   -      $   -
  More than one to five years       12,212     12,613         -          -
  More than five to ten years       10,171     10,379         -          -
  Over ten years                     3,998      3,927         -          -
                                   -------    -------     -----      -----
                                    33,107     33,679         -          -

Mutual funds and marketable/
 equity securities                   5,569      7,562         -          -
                                   -------    -------     -----      -----
     Total investment securities   $38,676    $41,241     $   -      $   -
                                   =======    =======     =====      =====

Proceeds from sales of investment securities and gross realized gains and losses on investment sales were as follows for the years ended March 31:

                                                 2008       2007       2006
                                                 ----       ----       ----
                                                   (Dollars in Thousands)
                                                 ---------------------------
Proceeds from sales of investments               $454      $3,748    $15,857
                                                 ====      ======    =======
Gross gains realized on sales of investments     $450      $  287    $     -
                                                 ====      ======    =======
Gross losses realized on sales of investments    $  -      $ (316)   $  (565)
                                                 ====      ======    =======

Information about concentrations of investments in particular industries for marketable equity securities and corporate debt securities at March 31 consists of the following:

                                           2008               2007
                                      ---------------     --------------
                                               Market             Market
                                      Cost     Value      Cost    Value
                                      ----     ------     ----    ------
                                             (Dollars in Thousands)
                                      ----------------------------------
Marketable equity securities
  Banking                             $560    $2,122     $  309    $1,933
  Government agency stocks               9       641         14     3,949
                                      ----    ------     ------    ------
     Total                            $569    $2,763     $  323    $5,882
                                      ====    ======     ======    ======

Corporate debt securities
  Private utilities                   $  -    $    -     $1,002    $1,001
                                      ----    ------     ------    ------
     Total                            $  -    $    -     $1,002    $1,001
                                      ====    ======     ======    ======

At March 31, 2008 and 2007, U.S. government agency and corporate debt securities of $5.6 million were pledged as collateral for deposits of state and local government agencies and deposits for trust accounts in excess of $100,000, as required by Washington State Law.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 4 - MORTGAGE-BACKED SECURITIES

Mortgage-backed securities at March 31 consist of the following:

                                               2008
                        -----------------------------------------------------
                                       (Dollars in Thousands)
                        -----------------------------------------------------
                                               Gross      Gross
                                             Unrealized Unrealized
                                    Gross     Losses      Losses    Estimated
                        Amortized Unrealized 12 Months Greater Than   Fair
                           Costs    Gains     or Less   12 Months     Value
                        --------- ---------- --------- -----------  ---------
Available-for-sale
 securities              $38,646     $603     $    -      $(149)     $39,100
Held-to-maturity
 securities                   30        5          -          -           35
                         -------     ----     ------      -----      -------
    Total mortgage-
     backed securities   $38,676     $608     $    -      $(149)     $39,135
                         =======     ====     ======      =====      =======

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. At March 31, 2008, the Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. At March 31, 2008, there were 22 mortgage-backed securities with unrealized losses. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

                                               2007
                        -----------------------------------------------------
                                       (Dollars in Thousands)
                        -----------------------------------------------------
                                               Gross      Gross
                                             Unrealized Unrealized
                                    Gross     Losses      Losses    Estimated
                        Amortized Unrealized 12 Months Greater Than   Fair
                           Costs    Gains     or Less   12 Months     Value
                        --------- ---------- --------- -----------  ---------
Available-for-sale
 securities              $26,220     $178      $(37)      $(128)     $26,233
Held-to-maturity
 securities                  148        9         -           -          157
                         -------     ----      ----       -----      -------
    Total mortgage-
     backed securities   $26,368     $187      $(37)      $(128)     $26,390

                         =======     ====      ====       =====      =======

The amortized cost and estimated fair value of mortgage-backed securities at March 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                              (Dollars in Thousands)
                                  --------------------------------------------
                                   Available-For-Sale      Held-To-Maturity
                                  --------------------   ---------------------
                                  Amortized  Estimated   Amortized  Estimated
                                    Cost     Fair Value    Cost     Fair Value
                                  ---------  ----------  ---------  ----------
Mortgage-backed securities
  One year or less                 $     -    $     -      $  7        $  7
  More than one to five years          533        546        12          12
  More than five to ten years       11,360     11,449         3           6
  After ten years                   26,753     27,105         8          10
                                  -------     -------      ----        ----

     Total                        $38,646     $39,100      $ 30        $ 35
                                  =======     =======      ====        ====

All of the above mortgage-backed securities are rated AAA by a nationally recognized statistical rating organization.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 4 - MORTGAGE-BACKED SECURITIES (Continued)

Proceeds from sales of mortgage-backed securities and gross realized gains and losses on mortgage-backed security sales were as follows for the year ended March 31:

                                                      2008     2007     2006
                                                     ------   ------   ------
                                                      (Dollars in Thousands)
                                                     ------------------------
Proceeds from sales of mortgage-backed securities    $2,080   $8,748   $1,054
                                                     ======   ======   ======
Gross gains realized on sales of mortgage-backed
 securities                                          $   19   $   28   $   65
                                                     ======   ======   ======
Gross losses realized on sales of mortgage-backed
 securities                                          $    -   $   (9)  $    -
                                                     ======   ======   ======

NOTE 5 - LOANS RECEIVABLE

Loans receivable (collateralized principally by properties in the Whatcom, Skagit, Snohomish, and Pierce Counties of Washington State) at March 31 consist of the following:
                                               (Dollars in Thousands)
                                              -----------------------
                                                 2008         2007
                                              ----------   ----------
First mortgage loans
  1-4 family                                  $  165,824   $  149,885
  1-4 family construction                         35,303       28,576
  Less participations                            (54,269)     (54,592)
                                              ----------   ----------
     Net first mortgage loans                    146,858      123,869
Commercial construction                          307,809      232,078
Commercial land development                      178,726      173,270
Multi family residential                          45,049       52,727
Commercial real estate                           300,109      292,212
Commercial loans                                 177,685      146,265
Home equity secured loans                         47,351       45,307
Other consumer loans                               7,005        5,031
                                              ----------   ----------
                                               1,210,592    1,070,759
Less:
  Allowance for loan losses                      (19,114)     (15,889)
                                              ----------   ----------
                                              $1,191,478   $1,054,870
                                              ==========   ==========

The Company originates both adjustable and fixed interest rate loans. At March 31, 2008, the Company had adjustable and fixed rate loans as follows:

              Fixed Rate                            Adjustable Rate
  --------------------------------          --------------------------------
                       (Dollars in                               (Dollars in
                        Thousands)                                Thousands)
  Term to Maturity      Book Value          Term to Maturity      Book Value
  ----------------      ----------          ----------------      ----------
Less than one year       $187,347          Less than one year      $697,841
One to three years         70,622          One to three years        85,562
Three to five years        21,648          Three to five years       36,556
Five to fifteen years      71,932          Five to fifteen years      1,916
Over fifteen years         37,168          Over fifteen years             -
                         --------                                  --------
                         $388,717                                  $821,875
                         ========                                  ========

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 5 - LOANS RECEIVABLE (Continued)

Loans serviced for others were approximately $108.9 and $126.0 million, respectively, as of March 31, 2008 and 2007, respectively. The Bank generally receives a monthly fee of 0.25% to 0.375% per annum of the unpaid balance of each loan that is serviced for others. Loans sold are without right of recourse to the Bank by the buyer of the loan interests in the event of default by the borrower. At March 31, 2008, the balance and activity in the servicing asset is immaterial.

The allowance for loan losses at March 31, and changes during the year are as follows:

                                               2008      2007     2006
                                             -------   -------   -------
                                               (Dollars in Thousands)
                                             ---------------------------
Balance, beginning of year                   $15,889   $14,184   $11,767
Provision for loan losses                      4,100     1,850     2,575
Loan chargeoffs                                 (898)     (195)     (165)
Loan recoveries                                   23        50         7
                                             -------   -------   -------
Balance, end of year                         $19,114   $15,889   $14,184
                                             =======   =======   =======

The following is a summary of information pertaining to impaired and non-accrual loans:

                                                        March 31,
                                                  -------------------
                                                    2008        2007
                                                  -------     -------
                                                (Dollars in Thousands)
                                                  -------------------

Impaired loans without a valuation allowance      $     -     $     -
Impaired loans with a valuation allowance          12,147       1,434
                                                  -------     -------
     Total impaired loans                         $12,147     $ 1,434
                                                  =======     =======
Valuation allowance related to impaired loans     $ 1,972     $   577
Total non-accrual loans                           $11,608     $   226
Total loans past-due 90 days or more and still
  accruing                                        $     -     $     -

                                                  Years Ended March 31,
                                               ----------------------------
                                                2008       2007       2006
                                               ------     ------     ------
                                                 (Dollars in Thousands)
                                               ----------------------------
Average investment in impaired loans           $1,899     $2,324     $2,261
                                               ======     ======     ======
Interest income recognized on impaired loans   $  228     $  276     $    -
                                               ======     ======     ======

No additional funds are committed to be advanced in connection with impaired loans.

Subsequent to March 31, 2008, the Bank accepted a deed in lieu for one property included in the above impairment analysis. Approximately $1.8 million in principal balances were moved to real estate owned and $200,000 was charged against the allowance for loan losses based on the present value calculation of expected cash flows at the time of repossession.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 6 - ACCRUED INTEREST AND DIVIDENDS RECEIVABLE

Accrued interest and dividends receivable at March 31 are summarized as follows:

                                                    2008        2007
                                                  -------     -------
                                                 (Dollars in Thousands)
                                                  -------------------
Investment securities                              $  435     $  528
Mortgage-backed securities                            160        111
Loans receivable                                    7,318      5,980
Dividends on marketable equity securities               3          7
                                                   ------     ------
                                                   $7,916     $6,626
                                                   ======     ======
NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at March 31 consisted of:

                                                    2008        2007
                                                  -------     -------
                                                 (Dollars in Thousands)
                                                  -------------------
Buildings                                        $ 19,960    $ 19,988
Equipment                                          14,544      12,576
                                                 --------    --------
                                                   34,504      32,564
Accumulated depreciation                          (13,719)    (11,925)
                                                 --------    --------
                                                   20,785      20,639
Land                                                6,993       6,992
                                                 --------    --------
Balance, end of year                             $ 27,778    $ 27,631
                                                 ========    ========

NOTE 8 - DEPOSITS

A comparative summary of deposits at March 31 follows:
                                                    2008        2007
                                                  -------     -------
                                                 (Dollars in Thousands)
                                                  -------------------
Demand deposits
  Savings                                        $   17,933   $ 21,628
  Checking                                           72,434     78,294
  Checking (noninterest-bearing)                     70,438     91,703
  Money Market                                      183,063    187,912
                                                 ----------   --------
                                                    343,868    379,537

Time certificates of deposit
  Less than $100,000                                286,657    273,022
  Greater than or equal to $100,000                 287,281    243,346
  Brokered CD's                                     120,986     79,390
                                                 ----------   --------
                                                    694,924    595,758
                                                 ----------   --------
     Total deposits                              $1,038,792   $975,295
                                                 ==========   ========

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 8 - DEPOSITS (Continued)

Time certificate of deposit accounts, classified by variable and fixed rates, and their maturities at March 31 were as follows:

                                               2008
                                 --------------------------------
                                 Variable      Fixed
                                   Rate        Rate        Total       2007
                                 -------     --------    --------    --------
                                             (Dollars in Thousands)
                                 --------------------------------------------
Within one year                  $ 6,321     $552,245    $558,566    $512,062
 One to two years                  7,617       51,040      58,657      42,020
 Two to three years                1,324       62,227      63,551      14,525
 Three to four years                 489        4,107       4,596       9,426
 Four to five years                  413        5,647       6,060      13,903
 Over five years                   3,351          143       3,494       3,822
                                 -------     --------    --------    --------
                                 $19,515     $675,409    $694,924    $595,758
                                 =======     ========    ========    ========

The terms of variable rate certificates of deposit allow customers to make additional deposits to existing certificates of deposit at any time.

The weighted average nominal interest rate on all deposits at March 31, 2008 and 2007, was 3.83% and 3.56%, respectively.

Interest expense on all deposit accounts for the years ended March 31 is summarized as follows:
                                                 (Dollars in Thousands)
                                              -----------------------------
                                                2008       2007       2006
                                              -------    -------    -------
Money market                                  $ 6,534    $ 6,316    $ 3,456
Checking                                          466        510        426
Savings                                           176        167        189
Certificates of deposit                        30,897     25,258     15,917
                                              -------    -------    -------
Balance, end of year                          $38,073    $32,251    $19,988
                                              =======    =======    =======

NOTE 9 - OTHER BORROWED FUNDS

The Bank is a member of the FHLB of Seattle. As a member, the Bank has a committed line of credit up to 25% of total assets, subject to the Bank pledging sufficient collateral and maintaining the required stock investment in the FHLB. Committed lines of credit agreements totaling approximately $272.7 million and $248.5 million were available to the Bank, of which, $192.0 million and $143.5 million were outstanding at March 31, 2008 and 2007, respectively. Included in these amounts is the borrowing related to the investment in real estate in a joint venture of $22.4 million and $20.2 illion as of March 31, 2008 and 2007, respectively. These advances bear interest rates ranging from 2.36% to 5.09% and 2.75% to 5.69% per annum in 2008 and 2007, respectively. Maturities for the advances are $77.5 million in fiscal 2009, $101.0 million in fiscal 2010, and $13.5 million in fiscal 2011.

The maximum outstanding, average outstanding balances and average interest rates on advances from the FHLB were as follows for the year ended March 31:

                                                2008       2007       2006
                                              -------    -------    -------
                                                 (Dollars in Thousands)
                                              -----------------------------

Maximum outstanding at any month end         $212,500    $195,000   $149,000
Average outstanding                           177,874     165,237    134,070
Weighted average interest rates:

  Annual                                        4.44%        4.74%      3.68%
                                                ====         ====       ====
  End of year                                   3.15%        5.03%      4.39%
                                                ====         ====       ====

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 9 - OTHER BORROWED FUNDS (Continued)

The Bank has other borrowed funds in the form of retail repurchase agreements. These agreements are collateralized by securities held by a safekeeping agent not under control of the Bank. These advances are considered overnight borrowings and bear interest rates that fluctuate daily based on current market rates. The Bank had $21.9 million and $14.4 million outstanding as of March 31, 2008 and 2007, respectively.

The Bank also had $850,000 and $1.0 million outstanding as of March 31, 2008 and 2007, respectively, in the form of a TT&L note option which is included in other borrowed funds.

At March 31, 2008 and 2007, U.S. government agency and corporate debt securities of $35.8 million and $16.3 million, respectively, were pledged as collateral for retail repurchase agreements.

NOTE 10 - INCOME TAX

A reconciliation of the Company's income tax provision to the statutory federal income tax rate for the years ended March 31 is as follows:

                                              2008        2007       2006
                                             ------      ------     ------
                                                 (Dollars in Thousands)
                                             -----------------------------

Provision for income tax at the statutory
 rate of 35 percent                          $9,577     $10,008     $7,895
Increase (decrease) in tax resulting from:
  Nontaxable income                            (572)       (469)      (539)
  Nondeductible expense                          46          29         15
  Dividends received deduction                  (52)        (52)       (48)
  Other, net                                    (50)         50       (420)
                                             ------      ------     ------
     Income tax provision                    $8,949      $9,566     $6,903
                                             ======      ======     ======

The nature and components of the Company's net deferred tax assets (liabilities), established at an estimated tax rate of 35% are as follows at March 31:
                                                       2008        2007
                                                     --------   ---------
                                                    (Dollars in Thousands)
                                                     --------------------
Deferred Tax Assets
  Deferred compensation agreements                   $   681    $   707
  Financial reporting loan loss reserve not
   recognized for tax purposes                         6,344      5,215
  Financial reporting accrued expenses not
   recognized for tax purposes                           329        403
  Other deferred tax assets                            2,173      1,404
                                                     -------    -------
     Total deferred assets                             9,527      7,729
                                                     -------    -------
Deferred Tax Liabilities
  Deferred loan fees for tax purposes in excess
   of amounts deferred for financial reporting          (255)      (264)
  Tax effect of unrealized gains on available-for-
    sale securities                                   (1,098)    (1,862)
  FLHB stock dividends                                  (793)      (793)
  Other deferred tax liabilities                      (1,128)    (1,077)
                                                     -------    -------
     Total deferred liabilities                       (3,274)    (3,996)
                                                     -------    -------
     Net deferred tax assets                         $ 6,253    $ 3,733
                                                     =======    =======

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 10 - INCOME TAX (Continued)

The Company adopted the provisions of FASB Interpretation No. 48. Accounting for Uncertainty in Income Taxes, on April 1, 2007. The Company had no unrecognized tax benefits which would require an adjustment to the April 1, 2007 beginning balance of retained earnings. The Company had no unrecognized tax benefits at April 1, 2007 and at March 31, 2008.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended March 31, 2008 and 2007, the Company recognized no interest and penalties.

The Company files federal and various state and local tax returns. With few exceptions, the Company is no longer subject to U.S. Federal or state/local tax examinations by tax authorities for years before 2005.

NOTE 11 - BENEFIT PLANS

Deferred Compensation Plan - The Company has entered into deferred compensation agreements with certain of its officers. The agreements provide for additional retirement benefits payable over a 12 to 20 year period following retirement. In connection with these agreements, the Company has acquired life insurance policies on the individual officers covered by the deferred compensation agreements. At March 31, 2008 and 2007, the cash surrender values of these policies included in other assets aggregated $2.1 million and $1.9 million, respectively.

The Company performs a present value calculation using an appropriate discount rate on an annual basis to ensure that deferred compensation plan obligations are adequately estimated in the accompanying financial statements. The discount rate was 3.30%, 2.67%, and 2.72% in 2008, 2007 and 2006, respectively. Deferred compensation expense amounted to $213,000, and $137,500 for the years ended March 31, 2007 and 2006, respectively. No deferred compensation expense was recognized in 2008.

Employee Incentive Plan - The Company has an incentive plan with employees meeting certain performance requirements. Payments made to employees pursuant to the plan are based upon earnings, growth in deposits, and loans and attainment of certain corporate objectives. Costs of the plan were $1.0 million, $2.3 million, and $2.1 million for the years ended March 31, 2008, 2007 and 2006, respectively.

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

In April 1996, the Company issued a loan to the ESOP in the amount of $500,000, to purchase 40,000 shares of the Company's common stock in the open market. The loan was to be repaid over a period of ten years, with annual ayments including interest due on March 31 of each year. The ESOP shares initially were pledged as collateral for this debt. As the obligation was reduced, shares were released from collateral and allocated to the participants' accounts at a rate of 10% a year. In May 1997, the Company issued a 15% stock dividend which added an additional 5,400 shares to the unallocated ESOP shares. In May 1999, the Company made an additional loan to the ESOP in the amount of $154,725, to purchase 12,500 shares of common stock in the open market. The loan was to be repaid over seven years with annual payments including interest due March 31. In April 2001, the Company issued a 15% stock dividend which added an additional 4,789 shares to the unallocated ESOP shares. In July 2002, the Company issued a 25% stock split which added an additional 7,342 shares to the unallocated ESOP shares. In October 2006, the Company issued a 5-for-4 stock split paid in the form of a 25% stock dividend which added an additional 21,023 shares to the allocated ESOP shares. As of March 31, 2006, all loans secured by ESOP shares were paid off, and the remaining shares released. Shares released for allocation were 9,175 for the year ended March 31, 2006. Shares outstanding for the years ended March 31, 2008, 2007 and 2006 were 266,565, 263,262 and 229,411, respectively.

Dividends paid on shares of stock are reinvested and the new shares purchased are allocated to the participants. Compensation expense for the ESOP plan was $15,000, $10,000, and $105,000 for the years ended March 31, 2008, 2007 and
2006, respectively.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 11 - BENEFIT PLANS (Continued)

401(k) Plan - Effective January 1, 1993, the Company adopted a defined contribution 401(k) retirement and savings plan (the "Plan") covering substantially all employees. The Company contributes three percent of participating employees' eligible salary to the Plan and a discretionary amount determined annually by the Board of Directors. Total Company contributions to the Plan which were recorded as employee benefits expense amounted to $525,000, $490,000, and $500,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

Stock Option and Restricted Stock Award Plans - In 2005, Shareholders approved an Incentive Stock Plan (the "Plan") to promote the best interest of the Company, our subsidiaries and our shareholders, by providing an incentive to those key employees who contribute to our success. The Plan allows for incentive stock options and restricted stock grants to be awarded. The maximum number of shares that may be issued under the Plan is 937,500 common shares. At March 31, 2008, 795,903 common shares were available for grant. Shares issued and outstanding are adjusted to reflect common stock dividends and splits. Options and awards are granted at fair market value and may or may not vest immediately upon issuance based on the terms established by the Board of Directors. Options and awards are generally exercisable within one to five years from date of grant and expire after ten years. Dividends are paid on restricted stock grants and are not paid on incentive stock options. Certain options provide for accelerated vesting if there is a change in control.

The Company measures the fair value of each stock option grant at the date of grant, using the Black Scholes option pricing model. The expected term of the options is developed by considering the historical share option exercise experience, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Expected volatility is estimated using daily historical volatility. We believe that historical volatility is currently the best estimate of expected volatility. The dividend yield is the annualized yield on our common stock on the date of grant. The risk free interest rate is the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option. The weighted average fair value of options granted during the twelve months ended March 31, 2008, 2007 and 2006 was $4.75, $4.18, and $3.81 per share, as adjusted, respectively. The following assumptions were used in arriving at the fair value of options granted during the twelve months ended March 31:

                                                2008       2007      2006
                                               ------     ------    ------
Risk-free interest rate                        4.213%      5.27%     4.17%
Dividend yield rate                            2.702%     2.417%    2.613%
Price volatility                               31.06%     24.77%    25.27%
Weighted average expected life of options      4.45 yr.   3.78 yr   5.50 yr.

The following tables summarize option activity under the Plan as of March 31, 2008 and 2007 and changes during the year then ended:

                                            Weighted    Weighted
                                             Average     Average    Aggregate
                                  Number    Exercise    Remaining   Intrinsic
                               Outstanding  Price per  Contractual  Value (in
Stock Options                   Under Plan    Share       Total       2007
-----------------------------  -----------  ---------  -----------  ---------

Balance, March 31, 2007          184,475      10.05       4.84        2,184
  Granted                         39,362      19.95
  Exercised                      (28,531)      6.81
  Forfeited, expired or
   cancelled                      (2,085)     19.26
                                 -------     ------       ----       ------
Balance, March 31, 2008          193,221     $12.45       5.40       $  761
                                 =======     ======       ====       ======
Exercisable, March 31, 2008      128,256     $ 8.91       3.66       $  761
                                 =======     ======       ====       ======

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 11 - BENEFIT PLANS (Continued)

The weighted average grant date fair value of options granted during the twelve months ended March 31, 2008, 2007 and 2006 was $4.75, $4.18, and $3.81
per share, as adjusted, respectively. The total intrinsic value, the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date, of options exercised for the years ended March 31, 2008, 2007 and 2006 was $215,000, $364,000, and $1.4 million, respectively.

                  Options Outstanding                 Options Exercisable
 -------------------------------------------------  ----------------------
                           Weighted
                           Average       Weighted
 Range of                  Remaining     Average                  Average
 Exercise    Number        Contractual   Exercise   Number        Exercise
 Prices      Outstanding   Life          Price      Exercisable   Price
 ---------   -----------  ------------   --------   -----------   --------

$5 to $10       97,727      2.67 years    $ 6.78       97,727      $ 6.78
$10 to $15       8,126      5.07 years    $11.87        7,813      $11.77
$15 to $20      63,400      8.21 years    $17.65       22,716      $17.09
$20 to $25      23,968      9.24 years    $21.97            -      $    -

The following table summarizes restricted stock award activity under the Plan as of March 31, 2008 and 2007 and changes during the years then ended:

                                                    Weighted      Weighted
                                                     Average     Aggregate
                                                      Grant      Remaining
                                       Outstanding  Price per   Contractual
Restricted Stock Awards                 Under Plan    Share    Term (in Years)
-----------------------------------    -----------  ---------  --------------
Balance, March 31, 2007                   31,682     $18.91         1.86
  Granted                                 30,500      21.88
  Vested                                  (8,751)     18.73
  Forfeited, expired or cancelled         (1,670)     20.01
                                          ------     ------         ----
Balance, March 31, 2008                   51,761     $20.66         0.91
                                          ======     ======         ====

The total intrinsic value of restricted stock vested for the years ended March 31, 2008 and 2007 was $173,000 and $76,000, respectively. No restricted stock vested for the year ended March 31, 2006.

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

Quantitative measures are established by regulation to ensure capital adequacy, require maintenance of minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets as illustrated in the following table. Management believes, as of March 31, 2008, that each entity meets all capital adequacy requirements to which they are subject. Additionally, as of March 31, 2008, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 12 - STOCKHOLDERS' EQUITY (Continued)

                                                                To Be Well
                                                               Capitalized
                                                               Under Prompt
                                              For Capital       Corrective
                                               Adequacy           Action
                             Actual            Purposes         Provisions
                         --------------     --------------    --------------
                         Amount    Ratio    Amount   Ratio    Amount   Ratio
                         ------    -----    ------   -----    ------   -----
As of March 31, 2008
 (in thousands)
Total Capital
  (to Risk Weighted
   Assets)
    Consolidated        $142,881   11.08%  $103,198  >8.00%     N/A
    Horizon Bank        $142,118   11.02%  $103,157  >8.00%  $128,947  >10.00%
Tier I Capital
  (to Risk Weighted
   Assets)
    Consolidated        $125,815    9.75%  $ 51,599  >4.00%     N/A
    Horizon Bank        $125,058    9.70%  $ 51,579  >4.00%  $ 77,368  > 6.00%
Tier I Capital
  (to Average Assets)
    Consolidated        $125,815    9.10%  $ 55,300  >4.00%     N/A
    Horizon Bank        $125,058    9.05%  $ 55,300  >4.00%  $ 69,125  > 5.00%

                                                                To Be Well
                                                               Capitalized
                                                               Under Prompt
                                              For Capital       Corrective
                                               Adequacy           Action
                             Actual            Purposes         Provisions
                         --------------     --------------    --------------
                         Amount    Ratio    Amount   Ratio    Amount   Ratio
                         ------    -----    ------   -----    ------   -----
As of March 31, 2007
 (in thousands)
Total Capital
  (to Risk Weighted
   Assets)
    Consolidated        $136,606   12.03%  $ 90,870  >8.00%     N/A
    Horizon Bank        $136,337   12.00%  $ 90,862  >8.00%  $113,578  >10.00%

Tier I Capital
  (to Risk Weighted
   Assets)
    Consolidated        $119,942   10.56%  $ 45,435  >4.00%     N/A
    Horizon Bank        $119,674   10.54%  $ 45,431  >4.00%  $ 68,147  > 6.00%
Tier I Capital
  (to Average Assets)
    Consolidated        $119,942    9.64%  $ 49,751  >4.00%     N/A
    Horizon Bank        $119,674    9.63%  $ 49,728  >4.00%  $ 62,160  > 5.00%

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

Stock Repurchase Plans - The Company has conducted various stock buy-back programs since August 1996. In March 2005, the Company announced a plan to repurchase up to 1,250,000 shares, or approximately 10% of the Company's outstanding common stock. During fiscal 2006, 266,065 shares were repurchased and subsequently retired at a cost of $4.4 million. In March 2006, the Company announced a plan to repurchase up to 625,000 shares, or approximately 5% of the Company's outstanding common stock. During fiscal 2007, 144,580 shares were repurchased and subsequently retired at a cost of $2.9 million. In March 2007, the Company announced a plan to repurchase up to 600,000 shares, or approximately 5% of the Company's outstanding common stock. During fiscal 2008, 399,700 shares were repurchased and subsequently retired at a cost of $7.1 million. Share information related to stock repurchases has been restated to reflect stock splits and dividends.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

Stock Split - The Company's Board of Directors, at its September 26, 2006 Board meeting, announced a 5 for 4 stock split paid in the form of a 25% stock dividend to be issued October 23, 2006 for shareholders of record October 6, 2006.

NOTE 13 - EARNINGS PER SHARE

The numerators and denominators, adjusted for stock splits and dividends, of basic and diluted earnings per share are as follows:

                                          (Dollars in Thousands)
                                  -------------------------------------
                                      2008         2007         2006
                                  -----------  -----------  -----------
Net income (numerator)            $    18,413  $    19,028  $    15,655
Shares used in the calculation
(denominators)
  Basic earnings per weighted
   average share outstanding       12,097,615   12,287,805   12,422,000
  Effect of dilutive stock
   options                             99,168      121,287      120,845
                                  -----------  -----------  -----------
  Diluted shares                   12,196,783   12,409,092   12,542,845
                                  ===========  ===========  ===========
Basic earnings per share          $      1.52  $      1.55  $      1.26
                                  ===========  ===========  ===========
Diluted earnings per share        $      1.51  $      1.53  $      1.25
                                  ===========  ===========  ===========

Anti-dilutive shares outstanding
 related to options to acquire
 the Company's common stock            40,593            -            -
                                  ===========  ===========  ===========

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

Long-Term Lease Commitments - The Company has entered into lease agreements for certain parcels of land and branch offices. Future noncancelable lease payments under these agreements are as follows for the years ending March 31:

                                                (Dollars in
                                                 Thousands)
                                                 ----------
                   2009                            $  419
                   2010                               429
                   2011                               440
                   2012                               443
                   2013                               240
                Thereafter                             80
                                                   ------
                                                   $2,051
                                                   ======

Rent expense charged to operations was $410,000, $293,000, and $294,000 for the years ended March 31, 2008, 2007 and 2006, respectively.

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

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 15 - RELATED PARTY TRANSACTIONS (Continued)

The aggregate balances and activity during the years ended March 31, 2008 and 2007, are as follows and were within regulatory limitations:

                                            (Dollars in Thousands)
                                             -------------------
                                               2008        2007
                                             -------     -------
Balance, beginning of year                   $13,505     $15,528
New loans or advances                          8,355       5,155
Repayments                                    (8,135)     (7,178)
                                             -------     -------
Balance, end of year                         $13,725     $13,505
                                             =======     =======
Interest earned on loans                     $   948     $ 1,130
                                             =======     =======

Deposits from related parties totaled approximately $3.9 million and $3.8 million at March 31, 2008 and 2007, respectively.

The Company leases office space from a limited partnership in which one of the Company's directors is a part owner. Lease expense for this office space was $156,000, $151,000 and $123,000 for the fiscal years ended March 31, 2008,
2007 and 2006, respectively. The future commitments related to this lease are included in the totals disclosed in Note 14 regarding Long-Term Lease Commitments.

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

NOTE 17 - FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance-sheet risk (loan commitments) in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. Loan commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of those commitments reflect the extent of the Bank's exposure to credit loss from these commitments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

Unfunded commitments under commercial lines-of-credit, revolving credit lines and overdraft protection agreements are commitments for possible future extensions of credit to existing customers. These lines-of-credit are uncollateralized and usually do not contain a specified maturity date and may be drawn upon to the total extent to which the Company is committed.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------


NOTE 17 - FINANCIAL INSTRUMENTS (Continued)

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to 100% of the commitment amount at March 31, 2008.

The Bank has not been required to perform on any financial guarantees and has not incurred any losses on its commitments for the years ended March 31, 2008, 2007 and 2006.

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding at March 31:

                                           (Dollars in Thousands)
                                            --------------------
                                              2008        2007
                                            -------     --------
Commitments to extend credit                $361,763    $379,549
Credit card arrangements                      10,510      10,105
Standby letters of credit                      2,047       3,056

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

Federal Home Loan Bank Stock - FHLB Stock is carried at $100 par value. This investment is considered restricted, as a minimum, the investment must be maintained in order to obtain borrowing commitments from FHLB. The Company may redeem its investment only at par value, which is used as the estimated market value.

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

Accrued Interest Income and Expense Accounts - Due to the short-term nature of these amounts, recorded book value is believed to approximate fair value.

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

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 18 - DISCLOSURES ABOUT FAIN VALUE OF FINANCIAL INSTRUMENTS (Continued)

The carrying amounts and estimated fair values of the Bank's financial instruments at March 31, are as follows:

                                            (Dollars in Thousands)
                                 --------------------------------------------
                                          2008                  2007
                                 ---------------------  ---------------------
                                 Carrying               Carrying
                                  Amount    Fair Value   Amount    Fair Value
                                 --------   ----------  --------   ----------
Financial Assets
  Cash and cash equivalents    $   22,412  $   22,412  $   40,833  $   40,833
  Interest-bearing deposits         2,912       2,912       5,379       5,379
  Investment securities            41,241      41,241      53,235      53,237
  Mortgage-backed securities       39,130      39,135      26,381      26,390
  Federal Home Loan Bank stock      8,867       8,867       7,247       7,247
  Loans held-for-sale               2,644       2,644       4,493       4,493
  Loans receivable              1,191,478   1,190,418   1,054,870   1,049,670
  Investment in real estate in
   a joint venture                 17,567      17,567      17,169      17,169
  Accrued interest and dividends
   receivable                       7,916       7,916       6,626       6,626

Financial Liabilities
  Demand and savings deposits     343,868     343,868     379,537     379,537
  Time deposits                   694,924     677,364     595,758     590,370
  Accrued interest payable          1,566       1,566       3,450       3,450
  Other borrowed funds            192,343     193,003     138,715     138,009

  Borrowing related to investment
   in real estate in a joint
   venture                         22,448      22,448      20,243      20,243

NOTE 19 - PARENT COMPANY (ONLY) FINANCIAL INFORMATION

Condensed balance sheet at March 31:

                                                (Dollars in Thousands)
                                                 --------------------
                                                   2008        2007
                                                 --------    --------
    Cash                                         $    216    $    138
    Investment in Bank                            127,560     123,586
    Investment Securities - available for sale        235           -
    Other assets                                    1,912       1,663
                                                 --------    --------
                                                 $129,923    $125,387
                                                 ========    ========

    Other liabilities                            $  1,606    $  1,532
    Stockholders' equity                          128,317     123,855
                                                 --------    --------
                                                 $129,923    $125,387
                                                 ========    ========

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 19 - PARENT COMPANY (ONLY) FINANCIAL INFORMATION (Continued)

Condensed statement of income for the years ended March 31, 2008, 2007 and 2006:

                                                 (Dollars in Thousands)
                                              ---------------------------
                                                2008      2007      2006
                                              -------   -------   -------
Income
  Cash dividends from Bank subsidiary         $13,961   $ 9,149   $ 9,981
  Interest                                          -         -         2
                                              -------   -------   -------
     Total income                              13,961     9,149     9,983
                                              -------   -------   -------

Expenses
  Compensation                                    851       426       164
  Other                                           221       372       346
                                              -------   -------   -------
     Total expenses                             1,072       798       510
                                              -------   -------   -------
Income before undistributed income of
 subsidiary and benefit equivalent to income
 taxes                                         12,889     8,351     9,473
Benefit equivalent to income taxes                141       279       178
                                              -------   -------   -------
Income before undistributed income of
 subsidiary                                    13,030     8,630     9,651
Undistributed income of subsidiary              5,383    10,398     6,004
                                              -------   -------   -------
     Net income                               $18,413   $19,028   $15,655
                                              =======   =======   =======


                                                 (Dollars in Thousands)
                                              ---------------------------
                                                2008      2007      2006
                                              -------   -------   -------
Cash flows from operating activities

  Net income                                 $ 18,413  $ 19,028   $15,655
Adjustments to reconcile net income to net
 cash flows from operating activities
   Equity in undistributed income of
    subsidiary                                 (5,383)  (10,398)   (6,004)
   Other operating activities                     478       127       (66)
                                             --------  --------   -------
     Net cash flows from operating
      activities                               13,508     8,757     9,585
                                             --------  --------   -------
Cash flows from investing activities
  Other investing activities                     (250)        -        22
                                             --------  --------   -------
     Net cash flows from investing
      activities                                 (250)        -        22
                                             --------  --------   -------
Cash flows from financing activities
  Sale of common stock                            194       149       464
  Dividends paid                               (6,312)   (5,977)   (5,572)
  Treasury stock purchased                     (7,062)   (2,942)   (4,378)
                                             --------  --------   -------
     Net cash flows from financing
      activities                              (13,180)   (8,770)   (9,486)
                                             --------  --------   -------
Net change in cash                                 78       (13)      121
Cash, beginning of year                           138       151        30
                                             --------  --------   -------
Cash, end of year                            $    216  $    138   $   151
                                             ========  ========   =======

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2008, 2007 AND 2006
------------------------------------------------------------------------------

NOTE 20 - SELECTED QUARTERLY FINANCIAL DATA (IN THOUSANDS) (UNAUDITED)

                                         (Dollars in Thousands)
                            --------------------------------------------------
                                        Year Ended March 31, 2008
                            --------------------------------------------------
                            1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                            -----------  -----------  -----------  -----------

Interest income               $24,899      $25,892      $25,909      $23,543
Interest expense               11,458       11,949       12,109       11,129
Net interest income            13,441       13,943       13,800       12,414
Provision for loan losses         400          800          900        2,000
Noninterest income              1,703        1,612        1,516        2,213
Noninterest expense             7,255        7,452        7,422        7,051
                              -------      -------      -------      -------
Income before provision for
 income tax                     7,489        7,303        6,994        5,576
Provision for income tax        2,473        2,390        2,282        1,804
                              -------      -------      -------      -------
     Net income               $ 5,016      $ 4,913      $ 4,712      $ 3,772
                              =======      =======      =======      =======
Basic earnings per share
 (adjusted for stock splits
 and dividends)               $  0.41      $  0.40      $  0.39      $  0.32
                              =======      =======      =======      =======
Diluted earnings per share
 (adjusted for stock splits
 and dividends)               $  0.41      $  0.40      $  0.39      $  0.31
                              =======      =======      =======      =======

                                         (Dollars in Thousands)
                            --------------------------------------------------
                                        Year Ended March 31, 2007
                            --------------------------------------------------
                            1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                            -----------  -----------  -----------  -----------

Interest income               $21,183      $22,993      $24,299      $24,125
Interest expense                8,501        9,860       10,877       10,895
Net interest income            12,682       13,133       13,422       13,230
Provision for loan losses         700          700          450            -
Noninterest income              1,474        1,437        1,419        1,508
Noninterest expense             6,550        6,876        7,054        7,381
                              -------      -------      -------      -------
Income before provision for
 income tax                     6,906        6,994        7,337        7,357
Provision for income tax        2,324        2,344        2,454        2,444
                              -------      -------      -------      -------
     Net income               $ 4,582      $ 4,650      $ 4,883      $ 4,913
                              =======      =======      =======      =======
Basic earnings per share
 (adjusted for stock splits
 and dividends)               $  0.37      $  0.38      $  0.40      $  0.40
                              =======      =======      =======      =======
Diluted earnings per share
 (adjusted for stock splits
 and dividends)               $  0.37      $  0.37      $  0.39      $  0.40
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

     (b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2008, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Corporation continued, however, to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls. The Corporation does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

     (c) Management's Annual Report on Internal Control over Financial Reporting. Management's report and the independent registered public accounting firm's attestation report are included in Item 8 of this Annual Report on Form 10-K for the year ended March 31, 2008 under the captions entitled "Management's Annual Report on Internal Control over Financial Reporting" and " Report of Independent Registered Public Accounting Firm."

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

Item 9B.  Other Information
---------------------------

     There was no information to be disclosed by the Corporation in a current report on Form 8-K during the fourth quarter of fiscal 2008 that was not so disclosed.

                                PART III

Item 10.  Directors, Executive Officers and Corporate Governance
----------------------------------------------------------------

Directors and Executive Officers

     The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

     For information regarding the executive officers of the Corporation and the Bank, see the information contained herein under the section captioned "Item 1. Business - Personnel - Executive Officers of the Registrant."

Audit Committee Financial Expert

     The Audit Committee of the Corporation is composed of Directors James A. Strengholt (Chairman) and Robert C. Tauscher. Each member of the Audit Committee is "independent" as defined in the NASDAQ Stock Market listing standards. The Corporation's Board of Directors has determined that there is no "audit committee financial expert," as defined in the SEC's Regulation S-K. The Board believes that the current members of the Audit Committee are qualified to serve based on their experience and background.

Code of Ethics

     The Board of Directors have adopted Officer and Director Codes of Ethics. The Codes are applicable to each of the Corporation's directors and officers, including the principal executive officer and senior financial officers, and requires individuals to maintain the highest standards of professional
conduct.   A copy of the Code of Ethics applicable to the principal executive officer and senior financial officers was filed as an exhibit to the Corporation's Annual Report on Form 10-K for the fiscal year ended March 31, 2007. The Corporation has not made the Codes of Ethics available on its website. The Corporation will provide a copy of the Codes of Ethics free of charge upon request.

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

     (d)  Equity Compensation Plan Information

     The following table summarizes share and exercise price information about the Corporation's equity compensation plans as of March 31, 2008.


                                                                 Number of
                                                                securities
                                                                 remaining
                                                               available for
                          Number of                           future issuance
                         securities                            under equity
                        to be issued      Weighted-average     compensation
                       upon exercise of   exercise price     plans (excluding
                         outstanding      of outstanding        securities
                      options, warrants  options, warrants     reflected in
Plan category             and rights        and rights          column (a))
--------------------  -----------------  -----------------  ------------------
                             (a)                (b)                 (c)
Equity compensation
 plans approved by
 security holders:
  1995 Stock Option
  and Incentive
  Plan...............       115,228             7.88                   --
  2005 Incentive
  Stock Plan.........        77,993            19.19              795,903

Equity compensation
 plans not approved
 by security holders.            --               --
    Total............       193,221           $12.45              795,903


Item 13.  Certain Relationships and Related Transactions, and Director
----------------------------------------------------------------------
          Independence
          ------------

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

       10.3 1986 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
       10.4   1995 Stock Option Plan (incorporated by reference to Exhibit
              99.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
       10.5 Bank of Bellingham 1993 Employee Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 33-88571))
       10.6 Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002)
       10.7 Severance Agreement with Richard P. Jacobson, as amended (incorporated by reference to the Registrant's Current Report on Form 8-K dated January 23, 2008)
       10.8 Severance Agreement with Steve Hoekstra (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
       10.9 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 333-127178))
       10.10 Form of Incentive Stock Option Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
       10.11 Form of Non-qualified Stock Option Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit
              99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
       10.12 Form of Restricted Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
       10.13 Transition Agreement with V. Lawrence Evans (incorporated by reference to the Registrant's Current Report on Form 8-K dated March 25, 2008)
       14 Code of Ethics (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2007)
       21 Subsidiaries of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2007)
       23     Consent of Moss Adams LLP, Independent Registered Public
              Accounting Firm
       31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
       32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)    Financial Statement Schedules

       The Consolidated Financial Statements and Notes thereto are included in
Item 8 of this Form 10-K.

                            SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HORIZON FINANCIAL CORP.


Date:  June 11, 2008              By:  /s/Richard P. Jacobson
                                       --------------------------------------
                                       Richard P. Jacobson
                                       Chief Executive Officer, President and
                                       Chief Financial Officer
                                       (Duly Authorized Representative)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/Richard P. Jacobson       By:  /s/Robert C. Diehl
     ----------------------------      --------------------------------------
     Richard P. Jacobson               Robert C. Diehl
     Chief Executive Officer,          Director
     President and Chief
     Financial Officer
     (Principal Executive and
     Financial Officer)

Date:   June 11, 2008             Date:   June 11, 2008


By:  /s/V. Lawrence Evans         By:  /s/James A. Strengholt
     ----------------------------      --------------------------------------
     V. Lawrence Evans                 James A. Strengholt
     Chairman of the Board             Director

Date:   June 11, 2008             Date:   June 11, 2008


By:  /s/Dennis C. Joines          By:  /s/Robert C. Tauscher
     ----------------------------      --------------------------------------
     Dennis C. Joines                  Robert C. Tauscher
     President, Chief Operating        Director
     Officer and Director of
     Horizon Bank, and Executive
     Vice President and Director
     of Horizon Financial Corp.

Date:   June 11, 2008             Date:   June 11, 2008


By:  /s/Kelli J. Holz             By:  /s/Gary E. Goodman
     ----------------------------      --------------------------------------
     Kelli J. Holz                     Gary E. Goodman
     Principal Accounting Officer      Director

Date:   June 11, 2008             Date:   June 11, 2008

By:  /s/Richard R. Haggen
--------------------------------
Richard R. Haggen
Director

Date: June 11, 2008

                          EXHIBIT INDEX


Exhibit 23 Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

Exhibit 31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

                                Exhibit 23

         Consent of Independent Registered Public Accounting Firm

           CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Horizon Financial Corp. and Subsidiary

We consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 33-99780 and No. 333-127178) of our report dated June 11, 2008 relating to the consolidated statement of financial position of Horizon Financial Corp. and Subsidiary as of March 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended March 31, 2008, and in our same report, with respect to Horizon Financial Corp. and Subsidiary's internal control over financial reporting as of March 31, 2008, appearing in this Annual Report on Form 10-K of Horizon Financial Corp. and Subsidiary, for the year ended March 31, 2008 and 2007.

/s/Moss Adams LLP

Bellingham, Washington
June 11, 2008

                               Exhibit 31

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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




Date: June 11, 2008

                                        /s/Richard P. Jacobson
                                        -----------------------------------
                                        Richard P. Jacobson
                                        Chief Executive Officer, President and
                                        Chief Financial Officer

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


/s/Richard P. Jacobson
---------------------------------
Richard P. Jacobson
Chief Executive Officer and Chief
Financial Officer

Dated: June 11, 2008