Form 10-Q
period 2008-06-30
HORIZON FINANCIAL CORP
filed 2008-08-11
CIK 1002682

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                                  (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                           EXCHANGE ACT of 1934

                For the quarterly period ended June 30, 2008
                                               -------------
                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                           EXCHANGE ACT of 1934

            For the transition period from ________ to ____________

                        Commission file number 0-27062

                            Horizon Financial Corp.
                            -----------------------
            (Exact name of registrant as specified in its charter)

                                  Washington
                                  ----------
        (State or other jurisdiction of incorporation or organization)

                                  91-1695422
                                  ----------
                     (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

    Large accelerated filer           Accelerated filer              X
                             -----                                 -----
    Non-accelerated filer             Smaller reporting company
                             -----                                 -----

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act).
                                  YES       NO   X
                                      -----    -----

As of August 1, 2008, 11,917,113 common shares, $1.00 par value, were outstanding.

                               HORIZON FINANCIAL CORP.

INDEX                                                                   PAGE
-----                                                                   ----

PART 1   FINANCIAL INFORMATION

Item 1   Financial Statements

         Consolidated Statements of Financial Position                    2

         Consolidated Statements of Income                                3

         Consolidated Statements of Stockholders' Equity                  4

         Consolidated Statements of Cash Flows                            5

         Selected Notes to Consolidated Financial Statements             6-10

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          11-22

Item 3   Quantitative and Qualitative Disclosures About
           Market Risk                                                   22

Item 4   Controls and Procedures                                         22


PART II  OTHER INFORMATION

Item 1   Legal Proceedings                                               23

Item 1A  Risk Factors                                                   23-25

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds     25

Item 3   Defaults Upon Senior Securities                                 25

Item 4   Submission of Matters to a Vote of Security Holders             25

Item 5   Other Information                                               25

Item 6   Exhibits                                                       25-26

         SIGNATURES                                                      27

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)

                             HORIZON FINANCIAL CORP.
            Consolidated Statements of Financial Position (unaudited)

                                   ASSETS
                                                  June 30,       March 31,
(In thousands, except share data)                   2008           2008
                                                ----------     ----------

Cash and cash equivalents                       $   24,095     $   22,412
Interest-bearing deposits                            2,831          2,912
Investment securities
  Available-for-sale                                39,050         41,241
Mortgage-backed securities
  Available-for-sale                                38,116         39,100
  Held-to-maturity                                      15             30
Federal Home Loan Bank stock                        10,015          8,867
Loans held for sale                                  2,314          2,644
Loans receivable, net of allowance for loan
  losses of $19,149 at June 30, 2008 and
  $19,114 at March 31, 2008                      1,245,591      1,191,478
Investment in real estate in a joint venture        17,704         17,567
Accrued interest and dividends receivable            7,179          7,916
Bank premises and equipment, net                    27,351         27,778
Deferred income tax receivable                       7,012          6,253
Real estate owned                                    2,764            655
Other assets                                        23,614         23,325
                                                ----------     ----------
TOTAL ASSETS                                    $1,447,651     $1,392,178
                                                ==========     ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                        $1,096,754     $1,038,792
Accounts payable and other liabilities               5,020          5,746
Borrowed funds                                     192,987        192,343
Borrowing related to investment in real
  estate in a joint venture                         22,983         22,448
Advances by borrowers for taxes and insurance          186            414
Income tax currently payable                           374          2,174
Deferred compensation                                1,917          1,944
                                                ----------     ----------
     Total liabilities                           1,320,221      1,263,861
                                                ----------     ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value,
    10,000,000 shares, authorized; none
    issued or outstanding                                -              -
  Common stock, $1 par value, 30,000,000
    shares authorized; 11,917,113 and
    11,892,208 issued and outstanding at June
    30, 2008 and March 31, 2008, respectively       11,917         11,892
  Additional paid-in capital                        50,706         50,597
  Retained earnings                                 64,318         63,906
  Accumulated other comprehensive income,
    net of tax                                         489          1,922
                                                ----------     ----------
     Total stockholders' equity                    127,430        128,317
                                                ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $1,447,651     $1,392,178
                                                ==========     ==========

               (See Notes to Consolidated Financial Statements)

                               HORIZON FINANCIAL CORP.
                    Consolidated Statements of Income (unaudited)

                                                        Three months ended
                                                              June 30,
(In thousands, except share data)                     2008             2007

INTEREST INCOME
  Interest on loans                                 $   20,446     $  23,884
  Interest on investments and mortgage-backed
    securities                                             961         1,014
                                                    ----------     ---------
     Total interest income                              21,407        24,898
INTEREST EXPENSE
  Interest on deposits                                   8,587         9,466
  Interest on borrowed funds                             1,593         1,991
                                                    ----------     ---------
     Total interest expense                             10,180        11,457
                                                    ----------     ---------
     Net interest income                                11,227        13,441
PROVISION FOR LOAN LOSSES                                3,000           400
                                                    ----------     ---------
     Net interest income after provision for
       loan losses                                       8,227        13,041
                                                    ----------     ---------
NONINTEREST INCOME
  Service fees                                             960           881
  Net gain on sales of loans - servicing released          204           314
  Net gain on sales of loans - servicing retained            -            13
  Net gain on sale of investment securities                579             -
  Other                                                    516           495
                                                    ----------     ---------

     Total noninterest income                            2,259         1,703
                                                    ----------     ---------
NONINTEREST EXPENSE
  Compensation and employee benefits                     4,503         4,132
  Building occupancy                                     1,126         1,084
  Data processing                                          244           241
  Advertising                                              219           205
  Other expenses                                         1,493         1,593
                                                    ----------     ---------

     Total noninterest expense                           7,585         7,255
                                                    ----------     ---------

NET INCOME BEFORE PROVISION FOR INCOME TAX               2,901         7,489
PROVISION FOR INCOME TAX                                   881         2,473
                                                    ----------     ---------
NET INCOME                                          $    2,020     $   5,016
                                                    ==========     =========
BASIC EARNINGS PER SHARE                               $ 0.17        $ 0.41
                                                       ======        ======
DILUTED EARNINGS PER SHARE                             $ 0.17        $ 0.41
                                                       ======        ======

             (See Notes to Consolidated Financial Statements)


                                     HORIZON FINANCIAL CORP.
                         Consolidated Statements of Stockholders' Equity
                            Three Months Ended June 30, 2008 and 2007
                                           (unaudited)

                                  Common Stock                                  Accumulated
                             ----------------------    Additional                  Other         Treasury
(In thousands,               Number of                  Paid-In      Retained   Comprehensive     Stock
except share data)            Shares       At Par       Capital      Earnings      Shares        at Cost
                             ---------  -----------   -----------   -----------  ---------    -------------

BALANCE, March 31, 2007        12,254      $ 12,254     $  51,489     $  56,770    $  3,342    $         -
Comprehensive income
 Net income                         -             -             -         5,016           -              -
 Other comprehensive income
  Change in unrealized losses
  on available-for-sale
  securities, net tax benefit
  of $14                            -             -             -             -         (26)             -
  Total other comprehensive
  income
Comprehensive income
Cash dividends on common
 stock at $.13/sh                   -             -             -        (1,583)          -              -
Stock options exercised             6             6            30             -           -              -
Stock award plan                    6             6            87             -           -              -
Tax benefit associated with
 stock options                      -             -            34             -           -              -
Treasury stock purchased            -             -             -             -           -         (1,790)
Retirement of treasury stock      (80)          (80)         (357)       (1,353)          -          1,790
                               ------       -------       -------       -------      ------        -------
BALANCE, June 30, 2007         12,186       $12,186       $51,283       $58,850      $3,316        $     -
                               ======       =======       =======       =======      ======        =======

BALANCE, March 31, 2008        11,892       $11,892       $50,597       $63,906      $1,922        $     -
Comprehensive income
 Net income                         -             -             -         2,020           -              -
 Other comprehensive income
  Reclassification for gains
  realized in income,
  net taxes of $203                 -             -             -             -        (376)             -
  Change in unrealized gains
  on available-for-sale
  securities, net tax benefit
  of $569                         -             -             -             -      (1,057)             -
  Total other comprehensive
  income
Comprehensive income
Cash dividends on common stock
 at $.135/sh                        -             -             -        (1,608)          -              -
Stock options exercised             5             5            22             -           -              -
Stock award plan                   20            20            87             -           -              -
Tax benefit associated with
 stock options                      -             -             -             -           -              -
                               ------       -------       -------       -------      ------        -------
BALANCE, June 30, 2008         11,917       $11,917       $50,706       $64,318     $   489         $    -
                               ======       =======       =======       =======      ======        =======

                                                      Total
                                  Stockholders'    Comprehensive
                                    Equity            Income
                                    ------            ------
BALANCE, March 31, 2007           $ 123,855
Comprehensive income
 Net income                           5,016         $  5,016
 Other comprehensive income
  Change in unrealized losses
  on available-for-sale
  securities, net tax benefit
  of $14                                (26)             (26)
  Total other comprehensive                         --------
  income                                                 (26)
                                                    --------
Comprehensive income                                $  4,990
Cash dividends on common                            ========
 stock at $.13/sh                    (1,583)
Stock options exercised                  36
Stock award plan                         93
Tax benefit associated with
 stock options                           34
Treasury stock purchased             (1,790)
Retirement of treasury stock              -
                                   --------
BALANCE, June 30, 2007             $125,635
                                   ========
BALANCE, March 31, 2008            $128,317
Comprehensive income
 Net income                           2,020         $  2,020
 Other comprehensive income
  Reclassification for losses
  (gains) realized in income,
  net taxes of $203                    (376)            (376)
  Change in unrealized gains
  on available-for-sale
  securities, net tax benefit
  of $1,962                          (1,057)          (1,057)
  Total other comprehensive                         --------
  income                                              (1,433)
                                                    --------
Comprehensive income                                $    587
Cash dividends on common stock                      ========
 at $.135/sh                         (1,608)
Stock options exercised                  27
Stock award plan                        107
Tax benefit associated with
 stock options                            -
                                   --------
BALANCE, June 30, 2008             $127,430
                                   ========

        (See Notes to Consolidated Financial Statements)

                       HORIZON FINANCIAL CORP.
          Consolidated Statements of Cash Flows (unaudited)

                                                       Three Months Ended
(In thousands, except share data)                            June 30,
                                                       2008           2007
                                                    ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                         $    2,020     $   5,016
Adjustments to reconcile net income to net
cash provided by operating activities
 Depreciation and amortization                             630           132
 Stock award plan compensation                             107            93
 Provision for deferred income tax                          75            12
 Provision for loan losses                               3,000           400
 Excess tax benefits from the exercise of stock options      -           (34)
 Net gain on mortgage loans held for sale                 (204)         (314)
 Proceeds from sales of mortgage loans held for sale    16,269        26,762
 Origination of mortgage loans held for sale           (15,735)      (25,195)
Changes in assets and liabilities
 Accrued interest and dividends receivable                 737          (508)
 Interest payable                                         (122)         (462)
 Federal income tax payable                             (1,799)        2,391
 Other assets                                             (289)         (329)
 Other liabilities                                        (863)       (1,787)
                                                    ----------     ---------
   Net cash flows from operating activities              3,826         6,177
                                                    ----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in interest-bearing deposits, net               81        (3,286)
 Purchases of investment securities - available-
   for-sale                                             (3,000)       (5,655)
 Proceeds from sales and maturities of
   investment securities - available-for-sale            3,333         4,874
 Purchases of mortgage-backed securities -
   available-for-sale                                   (1,000)       (6,050)
 Proceeds from maturities of mortgage-backed
   securities - available-for-sale                       1,575         1,473
 Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                            15            30
 Purchases of Federal Home Loan Bank Stock              (1,148)
 Net change in loans                                   (59,321)      (29,730)
 Purchases of bank premises and equipment                 (104)       (1,522)
 Net change in investment in real estate in a
   joint venture                                          (137)         (133)
                                                    ----------     ---------
   Net cash flows from investing activities            (59,706)      (39,999)
                                                    ----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits                                 57,962        12,409
Advances from other borrowed funds                     121,644       107,885
Repayments of other borrowed funds                    (121,000)      (89,500)
Advances on borrowing related to investment in
  real estate in a joint venture                           535           446
 Common stock issued, net                                   27            36
 Tax benefit associated with stock options                   -            34
 Cash dividends paid                                    (1,605)       (1,531)
Treasury stock purchased                                     -        (1,790)
                                                    ----------     ---------
   Net cash flows from financing activities             57,563        27,989
                                                    ----------     ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                  1,683        (5,833)
CASH AND CASH EQUIVALENTS, beginning of period          22,412        40,833
                                                    ----------     ---------
CASH AND CASH EQUIVALENTS, end of period            $   24,095     $  35,000
                                                    ==========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for interest           $   10,302     $  11,919
                                                    ==========     =========
 Cash paid during the period for income tax         $    2,700     $      30
                                                    ==========     =========
 Transfer of loans to other real estate owned       $    2,109     $       -
                                                    ==========     =========

           (See Notes to Consolidated Financial Statements)
5

                            HORIZON FINANCIAL CORP.
              SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED JUNE 30, 2008 AND 2007
                                  (unaudited)

NOTE 1 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation
---------------------

     The consolidated financial statements as of and for the three months ended June 30, 2008 and 2007, include the accounts of Horizon Financial Corp. ("Horizon Financial" or the "Corporation"), and its wholly-owned subsidiary Horizon Bank ("Horizon Bank" or the "Bank"), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has not engaged in any significant activity other than holding the stock of the Bank.

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the three month periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. Annual Report on Form 10-K for the year ended March 31, 2008.

Consolidation of Real Estate Joint Venture
------------------------------------------

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46R, Consolidation of Variable Interest Entities. FIN 46R explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies to variable interest entities in which an enterprise holds a variable interest. In October 2004, the Bank's wholly owned subsidiary, Westward Financial Services, Inc. ("Westward Financial"), entered into a real estate development joint venture with Greenbriar Northwest LLC ("GBNW"), an established residential land development company headquartered in Bellingham, Washington. The Corporation believes that GBNW is a variable interest entity with the Corporation as the primary beneficiary. Under FIN 46R GBNW is consolidated in the Corporation's consolidated balance sheet. The Corporation also accounts for the portion not owned by Westward Financial, as a minority interest. The investment in real estate is recorded as an asset and the related debt is recorded as the Corporation's liability. The real estate joint venture has a carrying amount of approximately $17.7 million, with a related borrowing of approximately $23.0 million. No income is currently being recognized in the Corporation's financial statements; however, in accordance with FIN 46R, the related funding expense is included in the Corporation's interest on other borrowings expense which amounts to approximately $69,000 and $145,000 for the three months ended June 30, 2008 and 2007 respectively.

Reclassification
----------------

     Certain reclassifications have been made to prior financial statements to conform with the current presentation. Such reclassifications have no effect on net income, equity, or earnings per share.

NOTE 2 - Stockholders' Equity

Earnings Per Share
------------------

     The following table illustrates the reconciliation of weighted average shares, as adjusted, used for earnings per share for the noted periods:

                                                       Three months ended
                                                             June 30,
                                                     ------------------------
                                                         2008         2007
                                                     ----------    ----------
 Basic weighted average shares outstanding           11,893,813    12,227,372

 Incremental shares from unexercised stock options
    and unvested restricted stock awards                 71,965       112,480
                                                     ----------    ----------
 Diluted weighted average shares outstanding         11,965,778    12,339,852
                                                     ==========    ==========

 Ant-dilutive shares outstanding related to options
   to acquire the Corporation's common stock             94,863             -
                                                     ==========    ==========

Cash Dividend Declared
----------------------

     On June 24, 2008, the Corporation announced a quarterly cash dividend of
13.5 cents per share payable on August 1, 2008 to stockholders of record on July 11, 2008.

NOTE 3 - Share Based Payment and Stock Option and Restricted Stock Award Plans

Share Based Payment
-------------------

     The Corporation adopted Statement of Financial Accounting Standard ("SFAS" or "Statement") No. 123R, Share-Based Payment, on April 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after March 31, 2006 are measured and accounted for in accordance with Statement No. 123R. Also under this method, expense is recognized for unvested awards that were granted prior to April 1, 2006 based upon the fair value determined at the grant date under Statement No. 123, Accounting for Stock-based Compensation. For the three months ended June 30, 2008, the Corporation recognized $107,000 in stock option and restricted stock award compensation expense, net of tax, as a component of salaries and
benefits, compared to $93,000 for the three months ended June 30, 2007.   As
of June 30, 2008 and 2007, there was approximately $395,000 and $1.1 million, respectively, of total unrecognized compensation cost related to nonvested options and restricted stock awards which is scheduled to amortize over the next three years. The Corporation measures the fair value of each stock option grant at the date of grant, using the Black Scholes option pricing model. The Corporation did not grant any options or restricted stock awards during the three months ended June 30, 2008.

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

NOTE 3 - Share Based Payment and Stock Option and Restricted Stock Award Plans (continued)

     The following tables summarize stock option and award activity for the three months ended June 30, 2008 under both the 1995 and 2005 stock plans:

                                                        Weighted
                                            Weighted     average
                                  Out-       average    remaining   Aggregate
                                standing    exercise   contractual  intrinsic
                                 under        price       term      value (in
Stock Options                    plan       per share  (in years)   thousands)
-------------                   -------     ---------  ----------   ---------

Balance,  March 31, 2008        193,076     $   12.44
  Granted                           -               -
  Exercised                      (5,246)         5.25
Forfeited, expired or
  cancelled                        (758)        20.27
                                -------     ---------  ----------   ---------

Balance,  June 30, 2008         187,072     $   12.61     5.21      $      49
                                =======     =========  ==========   =========
Exercisable, June 30, 2008      140,121     $   10.57     4.09      $      49
                                =======     =========  ==========   =========

     The total intrinsic value, the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date, of options exercised for the three months ended June 30, 2008 and 2007 was $6,500 and $100,000, respectively.

                                                        Weighted
                                            Weighted     average
                                  Out-       average    remaining
                                standing      grant    contractual
                                 under        price       term
Restricted Stock Awards          plan       per share  (in years)
-------------                   -------     ---------  ----------

Balance,  March 31, 2008         51,414     $   20.66
  Granted                             -             -
  Vested                        (19,659)        21.34
Forfeited, expired or cancelled     (82)        21.97
                                -------     ---------
Balance,  June 30, 2008          31,673     $   20.23        1.20
                                =======     =========  ==========
NOTE 4 - Fair Value Measurements

     Effective April 1, 2008, the Corporation partially adopted FASB Statement No. 157, Fair Value Measurements, for all financial instruments accounted for at fair value on a recurring basis. The Corporation elected the deferral reporting on non-financial instruments as permitted in FASB Staff Position 157-2 until fiscal years beginning after November 15, 2008. Statement No. 157 establishes a new framework for measuring fair value and expands related disclosures. Statement No. 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Statement No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

     Level 1: Quoted prices for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
     Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.
     Level 3: Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

     The following is a description of the valuation methodologies used to measure and disclose fair value of financial assets and liabilities on a recurring or nonrecurring basis:

     Investments in debt and equity securities: Securities available for sale are recorded at fair value on a recurring basis. Fair value is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1) or through the use of alternative approaches, such as matrix or mode pricing, when market quotes are not readily available (Level 2).

     Loans held for sale: Mortgage loans originated and designated as held for sale are carried at the lower of cost or estimated fair value, as determined by quoted market prices, where applicable, or the prices for other mortgage loans with similar characteristics, in aggregate, and are measured on a nonrecurring basis. At June 30, 2008, loans held for sale were carried at cost.

     Impaired loans: A loan is considered impaired when, based upon currently known information, it is deemed probable that the Corporation will be unable to collect all amounts due as scheduled according to the original terms of the agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, based on the loan's observable market price or the fair value of the collateral, if the loan is collateral dependent. Impaired loans, which are collateral dependent, are included in the nonrecurring basis table below.

     The following table presents the Corporation's financial assets measured at fair value on a recurring basis at June 30, 2008 (in thousands):

                                  Level 1    Level 2    Level 3      Total
                                  -------   --------   --------    --------
        Assets
        Investment securities     $ 1,855   $ 75,311   $      -    $ 77,166
                                  -------   --------   --------    --------
        Total                     $ 1,855   $ 75,311   $      -    $ 77,166
                                  =======   ========   ========    ========

     The following table presents the Corporation's assets measured at fair value on a nonrecurring basis at June 30, 2008 (in thousands):

                                  Level 1    Level 2    Level 3      Total
                                  -------   --------   --------    --------
           Assets
           Impaired loans         $     -   $      -   $ 65,724    $ 65,724
                                  -------   --------   --------    --------
           Total                  $     -   $      -   $ 65,724    $ 65,724
                                  =======   ========   ========    ========

     In accordance with FASB Statement 114, Accounting by Creditors for Impairment of a Loan, impaired loans, with carrying amounts of $65.7 million had specific valuation allowances totaling $968,000, which were included in the allowance for loan losses.

NOTE 5 - Impact of New Accounting Pronouncements

     In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under FAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Corporation acquired after the effective date.

     In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). FAS No. 162 will become effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Corporation does not expect the adoption of FAS No. 162 to have a material effect on its results of operations or financial position.

In June 2008, the FASB issued FASB Staff Position ("FSP") No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that instruments granted in share-based payment transactions can be participating securities prior to the requisite service having been rendered. A basic principle of the FSP is that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of EPS pursuant to the two-class method. The provisions of this FSP are effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented (including interim financial statements, summaries of earnings, and selected financial data) are required to be adjusted retrospectively to conform with the provisions of the FSP. The adoption of this FSP is not expected to have a material effect on the Corporation's results of operations or financial position.

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

Forward Looking Statements
--------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations and this Form 10-Q contain certain forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Corporation. Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of the safe harbor with respect to all
forward-looking statements in this Form 10-Q.    These forward-looking
statements are generally identified by use of the word "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. The Corporation's ability to predict results of the actual effect of future plans or strategies is uncertain. Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve and our savings bank subsidiary by the Federal Deposit Insurance Corporation, the Washington Department of Financial Institutions or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses or to write-down assets; our ability to control operating costs and expenses; our ability to implement our branch expansion strategy; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission, including the
Annual Report on Form 10-K for the fiscal year ended March 31, 2008.   The
Corporation undertakes no responsibility to update or revise any forward-looking statements. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

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

     The Bank's operations are conducted through 19 full-service office facilities, four commercial loan centers and four real estate loan centers, located in Whatcom, Skagit, Snohomish, and Pierce counties in Northwest Washington. In April 2005, the Bank opened a full service office in Lakewood, Washington, located in Pierce County, just south of Tacoma. The Bank opened a full service regional facility in June 2006, which replaced the Bank's existing office and commercial banking center in south Everett. During the quarter ended June 30, 2007, the Bank opened a full service retail office and a real estate loan center in Puyallup, Washington to expand its presence in Pierce County.

     The Corporation's results of operations depend primarily on revenue generated as a result of its net interest income and noninterest income. Net interest income is the difference between the interest income the Corporation earns on its interest-earning assets (consisting primarily of loans and investments securities) and the interest the Corporation pays on its interest-bearing liabilities (consisting primarily of customer savings and money market accounts, time deposits and borrowings). Noninterest income consists primarily of service charges on deposit and loan accounts, gains on the sale of loans and investments, and loan servicing fees. The Corporation's results of operations are also affected by its provisions for loan losses and other expenses. Other expenses consist primarily of noninterest expense, including compensation and benefits, occupancy, equipment, data processing, marketing, automated teller machine costs and, when applicable, deposit insurance premiums. The Corporation's results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities, as well as other factors identified under the caption "Forward Looking Statements" above.

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

     The Corporation's profitability depends primarily on its net interest income, which is the difference between the income it receives on the Bank's loan and investment portfolio and the Bank's cost of funds, which consists of interest paid on deposits and borrowings. The Bank reviews its opportunities with respect to both assets and liabilities. In the past two fiscal years, for example, the Bank chose to concentrate its commercial lending efforts on growing its Prime based loan portfolio, at a time when many lenders were offering fixed rate real estate loans at sub-Prime rates. In this regard, the Bank's loan portfolio growth is heavily concentrated in the real estate development and construction markets in the Puget Sound region. Through its relationships with established real estate developers and builders, the Bank's loan officers were successful at growing this portion of the Bank's portfolio, which is primarily Prime based business. This was beneficial in previous years, with the Federal Reserve's Open Market Committee's ("FOMC") efforts to increase short terms interest rates, which have in turn increased the Prime lending rate. With the FOMC's 325 basis point reduction from June 2007 through June 2008, the Corporation is experiencing a decline in its net interest margin. This rapid pace of easing monetary policy by the FOMC will contribute to further declines in the Corporation's net interest margin. On the liability side of the balance sheet, these changing rates also impact the Bank's earnings. Management acknowledges that there is a lag effect in this regard, in both increasing and decreasing rate environments as the rates on the Bank's certificate of deposit liabilities do not adjust instantly, rather the impact occurs more gradually as the certificates of deposit mature and reprice in a changing interest rate environment.

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

     Finally, the Corporation's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, conditions in the financial services industry, government legislation, regulation, and monetary and fiscal policies.

Financial Condition
-------------------

     Total consolidated assets for the Corporation at June 30, 2008, increased to $1.45 billion or 3.9% from $1.39 billion at March 31, 2008. This increase in assets was primarily a result of the growth in net loans receivable, which increased $54.1 million or 4.5% to $1.25 billion at June 30, 2008 from $1.19 billion at March 31, 2008. The growth in net loans receivable was partially attributable to a $26.6 million increase in commercial construction totals. Commercial construction includes commercial speculative 1-4 family (large one to four family developments), multi family and commercial buildings as shown in the construction and land development table later in this section. Contributing to this increase is a slowing pace of loan paydowns in this category, as the sales activity has slowed compared to previous periods. This has resulted in loan balances remaining on the Corporation's balance sheet longer than in more active periods for real estate sales. Also increasing during the period is the commercial loan category, which increased $23.7 million as the Bank continues to focus on increasing its commercial lines of credit balances to diversify its loan portfolio and expand its relationships
with businesses in its markets.    One-to-four family mortgage loans, net of
participations sold, increased 5.0% to $154.2 million at June 30, 2008 from $146.9 million at March 31, 2008. The Bank sold $16.1 million of real estate loans during the three months ended June 30, 2008, compared to $27.7 million during the three months ended June 30, 2007 as a result of activity from the Bank's single family mortgage division.

     The following is an analysis of the loan portfolio by major type of loans:

                                         June 30,         March 31,
(In thousands)                            2008              2008
                                       ----------        ----------
 1-4 mortgage loans
   1-4 family                          $  167,788        $  165,824
   1-4 family custom construction          37,719            35,303
 Less participations sold                 (51,330)          (54,269)
                                       ----------        ----------
     Net 1-4 family mortgage loans        154,177           146,858
 Commercial  land development             171,316           178,726
 Commercial  construction                 334,380           307,809
 Multi family residential                  44,890            45,049
Commercial real estate                    296,682           300,109
 Commercial loans                         201,381           177,685
 Home equity secured                       53,110            47,351
 Other consumer loans                       8,804             7,005
                                       ----------        ----------
Subtotal                                1,110,563         1,063,734
                                       ----------        ----------
Total loans receivable                  1,264,740         1,210,592
                                       ----------        ----------

Less:

Allowance for loan losses                 (19,149)          (19,114)
                                       ----------        ----------
Net loans receivable                   $1,245,591        $1,191,478
                                       ==========        ==========

 Net residential loans                 $  152,880   12%  $  145,565     12%
 Net commercial loans                     197,676   16      174,263     15
 Net commercial real estate loans (1)     834,142   67      818,215     69
 Net consumer loans (2)                    60,893    5       53,435      4
                                       ----------  ---   ----------    ---
                                       $1,245,591  100%  $1,191,478    100%
                                       ==========  ===   ==========    ===

(1) Includes construction and development, multi-family and commercial real estate loans.
(2) Includes home equity and other consumer loans.

     As reflected in the table above, approximately 67% of our total loan portfolio consists of commercial real estate and construction and land development loans. These types of loans afford the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family residential lending. These loans, however, also typically are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than single family residential mortgage loans. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to between 75% and 85% and carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

     Construction and land development lending generally involves a higher degree of risk than permanent financing for a finished residence or commercial building, because of the inherent difficulty in estimating both the estimated cost of the project and the property's value at completion. If the estimated cost of construction proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to complete the project. To address this risk, and because of the level of construction loans in the Bank's portfolio, the Bank has personnel dedicated specifically to monitoring the progress of its construction projects, and making on-site inspections of the properties. The Bank also utilizes the services of experienced inspectors to monitor the progress and draw process in the more complex construction projects. In addition, in an effort to monitor the available inventory in its markets, the Bank also regularly reviews the overall building and development activity in its markets. Also, to mitigate the risks related to construction lending, the Bank primarily deals with experienced builders, with acceptable credit histories, sound financial statements, and a proven track record in the industry. The Bank also has an experienced appraisal staff, and members of senior management with related appraisal education and experience, who regularly review the appraisals utilized by the Bank in analyzing prospective construction projects. Finally, members of the Bank's senior management and loan committees also have a significant amount of experience in the areas of construction lending, appraisals, and loan underwriting, further mitigating the Bank's risk in this area. However, even with strong underwriting, changing economic conditions can have an adverse impact on the Bank's borrowers and on the Bank's loan portfolio. See the "Asset Quality" section below for details on the Bank's non-performing assets and comments regarding identified potential weaknesses in its loan portfolio.

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

     The following table is provided to show additional details on the Corporation's construction and land development loan portfolio:

                                          June 30, 2008       March 31, 2008
                                        -----------------   -----------------
(Dollars in thousands)                   Amount   Percent    Amount   Percent
                                        --------  -------   --------  -------

Speculative construction 1-4 family     $ 29,709     5.5%   $ 27,206     5.2%
Custom construction 1-4 family             8,010     1.5       8,097     1.6
                                        --------   -----    --------   -----
   Total 1-4 family construction          37,719     7.0      35,303     6.8

Commercial speculative construction
  1-4 family                             240,337    44.2     236,536    45.3
 Commercial construction multi family     10,094     1.9      11,732     2.2
 Commercial construction                  83,949    15.4      59,541    11.4
 Commercial residential land development 171,316    31.5     178,726    34.3
                                        --------   -----    --------   -----
    Total construction and
      land development                   505,696    93.0     486,535    93.2

    Total construction loans            $543,415   100.0%   $521,838   100.0%
                                        ========   =====    ========   =====

     The tables below display the characteristics of the available for sale ("AFS") and held-to-maturity ("HTM") portfolios as of June 30, 2008:

                                                           Net      Estimated
                                            Amortized  Unrealized      Fair
(In thousands)                                 Cost    Gain/(Loss)    Value
                                             --------   --------    --------
AFS Securities
 State and political subdivisions and U.S.
   government agency securities              $ 32,780   $    (72)   $ 32,708
 Marketable equity securities                     562      1,293       1,855
 Mutual funds                                   5,000       (513)      4,487
 Mortage-backed securities and
   Collateralized mortgage
     obligations (CMOs)                        38,071         45      38,116
                                             --------   --------    --------

   Total available-for-sale securities         76,413        753      77,166
                                             --------   --------    --------
HTM Securities
 Mortgage-backed securities and
   CMOs                                            15          4          19
                                             --------   --------    --------
   Total held-to-maturity securities               15          4          19
                                             --------   --------    --------
 Total securities                            $ 76,428   $    757    $ 77,185
                                             ========   ========    ========

                                        Maturity Schedule of Securities
                                               at June 30, 2008
                                ----------------------------------------------
                                 Available-For-Sale       Held-To-Maturity
                                ---------------------   ----------------------
                                Amortized  Estimated    Amortized  Estimated
(In thousands)                     Cost    Fair Value      Cost    Fair Value
                                ---------  ----------    ---------  ----------

Maturities:
 Less than one year             $   5,350  $   5,375    $       5  $       5
 One to five years                  9,932     10,104            1          1
 Over five to ten years            23,913     23,813            2          4
 Over ten years                    31,656     31,532            7          9
                                ---------  ---------    ---------  ---------
                                   70,851     70,824           15         19
                                ---------  ---------    ---------  ---------
Mutual funds and marketable
 equity securities                  5,562      6,342            -          -
                                ---------  ---------    ---------  ---------
Total investment securities     $  76,413  $  77,166    $      15  $      19
                                =========  =========    =========  =========

     Total liabilities increased 4.5% to $1.32 billion at June 30, 2008, from $1.26 billion at March 31, 2008. This increase in liabilities was primarily the result of growth in deposits, which increased 5.6% to $1.1 billion at June 30, 2008 from $1.0 billion at March 31, 2008. The following is an analysis of the deposit portfolio by major type of deposit at June 30, 2008 and March 31, 2008:

(In thousands)                               June 30, 2008    March 31, 2008
                                             -------------    --------------
Demand deposits
  Savings                                     $   17,660        $   17,933
  Checking                                        71,382            72,434
  Checking (noninterest-bearing)                  78,981            70,438
  Money Market                                   184,925           183,063
                                              ----------        ----------
                                                 352,948           343,868
                                              ----------        ----------
Time certificates of deposit
  Less than $100,000                             289,183           286,657
  Greater than or equal to $100,000              300,801           287,281
  Brokered certificates of deposit               153,822           120,986
                                              ----------        ----------
                                                 743,806           694,924
                                              ----------        ----------
  Total deposits                              $1,096,754        $1,038,792
                                              ==========        ==========

     The June 30, 2008 balance sheet also includes an investment in real estate of a joint venture and the corresponding borrowing. During the fiscal year ended March 31, 2005, Westward Financial, as a 50% partner in GBNW (Greenbriar Northwest LLC), purchased an 85 acre parcel of land in Bellingham for future development. GBNW intends to develop the property in future years
into a neighborhood community to be known as Fairhaven Highlands.   The $17.7
million reflected on the Corporation's Consolidated Statements of Financial Position as an asset at June 30, 2008 represents the current level of the investment in real estate joint ventures, including the Fairhaven Highlands
joint venture.   This amount also includes the remaining net investment in a residential development joint venture that has since been completed and closed. The $23.0 million shown in the liability section of the Consolidated Statements of Financial Position represents the corresponding wholesale borrowing used to fund the investment in the Fairhaven Highlands joint venture. At this time, the partnership is in the process of meeting with the appropriate public and private entities in connection with its planning efforts relating to the future development of the property.

     Stockholders' equity at June 30, 2008 decreased slightly to $127.4 million from $128.3 million at March 31, 2008. This decrease was the result of a $1.4 million decline in the unrealized gain on AFS securities and $1.6 million paid in cash dividends, partially offset by $2.0 million in net income for the three months ended June 30, 2008. The decrease in the unrealized gain on AFS securities was partially due to management's decision to selected equity securities from the Bank's investment portfolio. Also contributing to the decline was the overall decline in the financial sector, as many of the securities with unrealized gains are equities in financial related companies. The Corporation's capital position remains strong, with a stockholder equity-to-assets ratio of 8.8% at June 30, 2008, compared to 9.2% at March 31, 2008.

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

     The following table summarizes the allowance for loan losses, charge-offs, and loan recoveries:

                                                 For the quarter ended
                                            June 30,    March 31,    June 30,
                                              2008        2008         2007
                                            --------    ---------    --------
(Dollars in thousands)

Allowance at  beginning of period           $19,114     $17,891       $15,889
Provision for loan losses                     3,000       2,000           400
Charge offs, net of recoveries               (2,965)       (777)          (27)
                                            -------     -------       -------
Allowance at  end of period                 $19,149     $19,114       $16,262
                                            =======     =======       =======

Allowance for loan losses as a percentage
 of net loans receivable at the end of
 the period                                    1.54%       1.60%         1.50%

Allowance for loan losses as a percentage
 of nonperforming loans at the end of the
 period                                        53.5%      164.7%     10,363.8%

Net charge-offs as a percentage of average
 loans outstanding during the period           0.24%       0.07%        0.003%

     The allowance for loan losses is established as losses are estimated to have occurred through the provision for loan losses charged to earnings. Loan losses are charges against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The provision for loan losses was $3.0 million for the quarter ended June 30, 2008 compared to $400,000 for the three months ended June 30, 2007. These provisions reflect management's ongoing analysis of changes in loan portfolio composition by collateral categories, balances outstanding, overall credit quality of the portfolio, peer group analysis, historical industry loss experience, and current economic conditions. The allowance for loan losses was $19.1 million, or 1.54% of net loans receivable at June 30, 2008, compared to $19.1 million, or 1.6% of net loans receivable at March 31, 2008 and $16.3 million, or 1.50% at June 30, 2007. The increased allowance level was a result of a combination of factors, including a higher level of nonperforming loans at June 30, 2008 of $35.8 million compared to $11.6 million at March 31, 2008 and $157,000 at June 30, 2007 and continued loan portfolio growth in the higher-risk lending categories of construction and land development, commercial real estate, and commercial business loans during the period, which amounted to $1.03 billion at June 30, 2008, compared to $992,000 at March 31, 2008 and $912.4 million at June 30, 2007.

     The majority of the Corporation's loan portfolio consists of commercial loans and single-family residential loans secured by real estate in the
Whatcom, Skagit, Snohomish, and Pierce County areas of Washington.   Regional
economic conditions are softening, particularly in Snohomish County, where housing inventories are increasing and the overall sales activity is slowing. For example, at June 30, 2008, data indicates that the Snohomish County market has over 14.5 months of available housing inventory (using June 2008 actual sales versus available inventory). As a comparison, housing inventory was shown at 11.4 months at March 31, 2008 and 4.7 months at June 30, 2007. Inventory levels in King County are also worth noting, as low levels and the higher price of homes helped support the activity in Snohomish and Pierce counties in recent years, as buyers migrated to the more affordable and more available options in these counties, as compared to King County. At June 30, 2008, housing inventory levels in King County were 8.7 months, compared to 8.0 months at March 31, 2008 and 3.4 months at June 30, 2007.

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

     Non-Performing Assets. As of June 30, 2008, there were no loans in the loan portfolio over 90 days delinquent and accruing interest and 17 loan relationships on nonaccrual status. At June 30, 2008, total non-performing loans were $35.8 million compared to $11.6 million at March 31, 2008 and $157,000 at June 30, 2007. The Bank had three properties in the real estate owned category totaling $2.8 million at June 30, 2008. Total non-performing assets represented $38.6 million, or

2.67% of total assets at June 30, 2008 compared to $12.2 million or 0.88% of total assets at March 31, 2008 and $882,000 or 0.07% of total assets at June 30, 2007.

     The following tables summarize the Bank's non-performing assets:

                                                        As of June 30,
                                                      -----------------
Nonperforming Assets                                   2008       2007
                                                      ------     ------
(Dollars in thousands)

Accruing loans - 90 days past due                     $     -     $    -
Non-accrual loans                                      35,819        157
Total non-performing loans                             35,819        157
Real estate owned                                       2,764        725
                                                      -------     ------
Total non-performing assets                           $38,583     $  882
                                                      =======     ======
Total non-performing loans/net loans                     2.88%      0.01%
Total non-performing assets/total assets                 2.67%      0.07%


     The majority of the Bank's nonperforming assets are for construction projects in Snohomish County. The following table summarizes the Bank's total nonperforming assets at June 30, 2008 by market and by category:

                                                                          % of
Nonperforming Assets by     Whatcom  Skagit  Snohomish  Pierce    Total  Total
Category                    County   County    County   County     NPA    NPA
                            -------  ------  ---------  ------    -----  -----
(dollars in thousands)

1-4 Family residential       $   -   $ 655    $ 1,174    $   -   $ 1,829    5%
1-4 Family construction          -       -          -       373      373    1%
                             ------  -----    -------    ------  -------  ---
Subtotal                         -     655      1,174       373    2,202    6%

Commercial land development   8,922      -      2,109         -   11,031   29%
Commercial construction (1)       -      -     17,353     7,811   25,164   65%
Multi family residential          -      -          -         -        -    -
Commercial real estate            -      -          -         -        -    -
Commercial loans                  -      -         81         -       81    -
Home equity secured             100      -          -         -      100    -
Other consumer loans              -      5          -         -        5    -
Subtotal                      9,022      5     19,543     7,811   36,381   94
                             ------  -----    -------    ------  -------  ---

Total nonperforming assets   $9,022  $ 660    $20,717    $8,184  $38,583  100%
                             ======  =====    =======    ======  =======  ===


   (1) The commercial construction totals include $7.8 million in a condo construction project, with the majority of the remaining balance consisting of various commercial speculative 1-4 family construction projects.

     Construction and land development, commercial real estate and multi-family real estate loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. Further, while the Bank believes that the loss potential for its non-performing assets is properly reserved currently, the Bank is closely watching its construction and land development loan portfolio, and believes there is a potential for significant additions to non-performing loans, charge-offs, provisions for loan and lease losses, and/or real estate owned in the future if the market does not improve.

     The Bank has added personnel and redirected the duties of certain lending staff members to address the needs of these special credits. Our Chief Credit Officer is actively managing the Bank's work-out problem credits, with attention to marketing existing non-performing assets, working with borrowers, and working to obtain control of properties, where necessary. In addition, the Bank is working with certain borrowers to enhance their marketing efforts by providing attractive financing programs to buyers of homes currently financed by the Bank.

     Other Real Estate Owned. Other real estate owned is carried at the lesser of book value or market value less selling costs. The costs related to maintenance and repair or other costs of such properties, are generally expensed with any gains or shortfalls from the ultimate sale of OREO being shown in other income or expense.

     During the quarter ended June 30, 2008, the Bank acquired property in two projects through deed in lieu transactions with a carrying amount of $2.1 million. Both projects were considered nonperforming assets at March 31, 2008.

     Management continually evaluates loans in nonaccrual status for the possibility of foreclosure or deed in lieu, at which point these loans would then become OREO. Management views this as an ordinary part of the collection process and efforts are continually maintained to reduce and minimize such nonperforming assets.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and
----------------------------------------------------------------------------
June 30, 2007
-------------

     General. Net income decreased 59.7% to $2.0 million for the three months ended June 30, 2008 from $5.0 million for the three months ended June 30, 2007. Diluted earnings per share for the three months ended June 30, 2008 was $0.17 on weighted average diluted shares outstanding of 11,965,778, compared to diluted earnings per share of $0.41 on weighted average diluted shares of 12,339,852 for the three months ended June 30, 2007.

     Net Interest Income. Net interest income before provision for loan losses for the three months ended June 30, 2008 decreased $2.2 million or 16.5% to $11.2 million from $13.4 million for the comparable period in 2007. Interest on loans for the quarter ended June 30, 2008 decreased 14.4% to $20.4 million, from $23.9 million for the comparable quarter a year ago. This decrease was a result of a combination of factors, including 325 basis points in Prime rate decreases from the prior year. The Bank's loan portfolio includes over $500 million in Prime based loans, and each quarter point decrease in the Prime lending rate equates to an annualized decrease in interest income on those types of loans of over $1.0 million. Also contributing to the decline was the reversal of approximately $750,000 in interest income due to nonaccrual loans during the quarter ended June 30, 2008 compared to no interest reversals during the three months ended June 30, 2007.

     Also included in interest income for the period ended June 30, 2008 and 2007 were approximately $1.1 million and $1.3 million, respectively, of deferred fee income recognition. Most of these fees were related to the Bank's commercial real estate loan portfolio. Real estate development loans typically are shorter term in nature so the deferred fee recognition during the effective life of the loan is greater than what would be recognized for a comparable loan fee on a longer amortizing loan. However, due to current economic conditions, the effective life of these loans has increased similar to that of longer amortizing loans, therefore contributing to the decrease in deferred loan fee income. The table below presents an analysis of deferred fee recognition for the three months ended June 30, 2008 and 2007:

                                                For the quarter ended June 30,
                                                       2008       2007
                                                      ------     ------
(In thousands)

Commercial loan defeed fees                          $  970      $1,147
One-to-four real estate mortgage loan deferred fees     177         196
                                                     ------      ------
     Total                                           $1,147      $1,343
                                                     ======      ======

     Interest on investments and mortgage-backed securities for the three months ended June 30, 2008 remained relatively unchanged at $1.0 million. Total interest income decreased 14.0% to $21.4 million at June 30, 2008 from $24.9 million in the comparable period one year ago as a result of the factors discussed above.

     Total interest paid on deposits decreased 9.3% to $8.6 million for the quarter ended June 30, 2008 from $9.5 million for the quarter ended June 30, 2007. Contributing to the decrease was an overall lower level of interest rates compared to the previous period. At June 30, 2008, approximately 68% of the Bank's deposits were in the form of certificates of deposit, including $153.8 million in brokered certificates of deposit. While management continues its efforts to increase core deposits as a funding source, the competitive marketplace for core deposit dollars has limited success in this regard. The Bank's average cost of funds decreased 87 basis points to 3.18% for the three months ended June 30, 2008 from 4.05% for the same three months in 2007.

     Interest on borrowings decreased 20.0% to $1.6 million during the quarter ended June 30, 2008, compared to $2.0 million for the comparable period one year ago. The decreased expense in the current year was also a result of an overall lower level of interest rates during of the period. The Bank continues to utilize wholesale borrowings as an alternative liquidity source and to better manage its interest rate risk profile.

     Average Balances, Interest and Average Yields/Costs. The following table presents at the date and for the periods indicated, the total dollar amount of interest income and interest expense, as well as the resulting yields earned and rates paid. For the purposes of this table, loans receivable average
balances include nonaccrual loans.   Interest income recognized on nonaccrual
loans prior to classification as nonaccrual has been included. The yield on investment securities is calculated using historical cost basis.

                                  For the three months ended June 30,
                          ----------------------------------------------------
                                     2008                       2007
                          -------------------------  -------------------------
                                            Average                    Average
                          Average            Yield/  Average            Yield/
(Dollars in thousands)    Balance  Interest  Cost    Balance  Interest   Cost
                          -------  --------  ------  -------  --------  ------
Interest-earning assets:
  Loans receivable      $1,231,791  $20,446  6.64% $1,076,239  $23,884   8.88%
  Investment securities     49,828      465  3.73      61,316      640   4.17
  Mortgage-backed
   securities               39,192      496  5.06      29,688      374   5.04
                        ----------  -------  ----  ----------  -------  -----
   Total interest-earning
    assets               1,320,811   21,407  6.48   1,167,243   24,898   8.53

Interest-bearing
 liabilities:
  Deposits               1,056,157    8,587  3.25     970,704    9,466   3.90
  Borrowings               222,470    1,593  2.86     160,819    1,991   4.95
                        ----------  -------  ----  ----------  -------  -----
   Total interest-bearing
    liabilities          1,278,627   10,180  3.18   1,131,523   11,457   4.05
                                    -------                    -------

Net interest income                 $11,227                    $13,441
                                    =======                    =======

Interest rate spread                         3.30%                       4.48%
Net interest margin                          3.40%                       4.61%

Ratio of average
 interest-earning assets
 to average interest-
 bearing liabilities                       103.30%                     103.13%

     Noninterest Income. Noninterest income for the three months ended June 30, 2008 increased 32.6% to $2.3 million compared to $1.7 million for the same period a year ago. Service fee income increased 9.0% to $960,000 for the quarter ended June 30, 2008 from $881,000 for the same quarter in the prior period due in large part to increased loan fee income, including letter of credit fees, late fees and prepayment penalty income. The net gain on the sale of loans servicing released decreased 35.1% to $204,000 for the quarter ended June 30, 2008 from $314,000 in the comparable period one year ago as the Bank continued its practice of selling most of its single-family long term fixed rate loan production into the secondary market.

     There was a net gain on sales of investment securities of $579,000 for the three months ended June 30, 2008 compared to no gain for the three months ended June 30, 2007. The gain in the current period was primarily attributable to management's decision to sell selected equity securities from the Bank's investment portfolio. Other noninterest income for the quarter increased 4.1% to $516,000 for the quarter ended June 30, 2008 from $495,000 for the three months ended June 30, 2007.

     Noninterest Expense. Noninterest expense for the three months ended June 30, 2008 increased 4.6% to $7.6 million from $7.3 million for the comparable quarter one year ago. Compensation and employee benefits increased 9.0% to $4.5 million for the quarter ended June 30, 2008 compared to $4.1 million for the quarter ended June 30, 2007. Building occupancy for the quarter ended June 30, 2008 increased 3.9% to $1.1 million from $1.1 million for the quarter ended June 30, 2007. Increases in compensation and employee benefits and building and occupancy expenses resulted from the overall growth of the Bank, including the opening of a full service retail facility and mortgage loan center in Puyallup, Washington in June 2007. Other noninterest expense decreased 6.3% to $1.5 million for the quarter ended June 30, 2008 from $1.6 million in the quarter ended June 30, 2007. The primary reason for the decrease in other noninterest expense was increased expenses in the year ago period including expenses related to the opening of our Puyallup retail office and loan center in June 2007 and increased real estate owned expenses.

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

                                           Three months ended June 30,
                                                   2008 vs. 2007
                                             Increase (Decrease) Due to
                                     ---------------------------------------
                                                          Rate/
   (In thousands)                    Volume     Rate     Volume      Total
                                     -------  --------   -------   ---------
Interest income:
  Interest and fees on loans         $ 3,452  $ (6,020)  $  (870)  $  (3,438)
  Investment securities and other
    interest-bearing securities          (22)      (32)        1         (53)
                                     -------  --------   -------   ---------
Total interest-earning assets        $ 3,430  $ (6,052)  $  (869)  $  (3,491)
                                     =======  ========   =======   =========
Interest expense:
  Deposit accounts                   $   833  $ (1,573)  $  (139)  $    (879)
  Borrowings                             763      (839)     (322)       (398)
                                     -------  --------   -------   ---------
Total interest-bearing liabilities   $ 1,596  $ (2,412)  $  (461)  $  (1,277)
                                     =======  ========   =======   =========

Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At June 30, 2008, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with an amortized cost of $37.8 million. In addition, the Bank has established lines of credit with the FHLB and other correspondent banks. The amounts available under these lines are in excess of $120 million at June 30, 2008.

     As of June 30, 2008, the total amortized cost of investments and mortgage-backed securities was $76.4 million compared to a market value of $77.2 million with a net unrealized gain of $800,000. As of March 31, 2008, the total amortized cost of investments and mortgage-backed securities was $77.4 million, compared to a market value of $80.4 million with a net unrealized gain of $3.0 million. The primary reasons for this change relate to management's decision to sell selected equity securities from the Corporation's available for sale investment portfolio during the period as well as declining values in the Corporation's portfolio of equities, which are heavily concentrated in the financial sector. The Bank does not foresee any factors that would impair its ability to hold debt securities to maturity.

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

     Stockholders' equity as of June 30, 2008 was $127.4 million, or 8.8% of assets, compared to $128.3 million, or 9.2% of assets at March 31, 2008. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well-capitalized. The Bank's total risk-adjusted capital ratio as of June 30, 2008 was 10.6%, compared to 11.0% as of March 31, 2008. These figures remain above the well-capitalized minimum of 10% set by the FDIC.

     The Corporation has conducted various stock buy-back programs since August 1996. In March 2008, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2009 fiscal year, allowing the Corporation to repurchase up to 2.5% of total shares outstanding, or approximately 300,000 shares. This marked the Corporation's tenth stock repurchase plan. During the three months ended June 30, 2008, the Corporation did not repurchase any shares.

     At this time, management does not intend to repurchase shares under the current plan in the near term, because of the current housing problems in its
lending markets and the resulting focus on preserving capital.   When the
Corporation is repurchasing shares, the number of shares of stock to be repurchased and the price to be paid is the result of many factors, several of which are outside of the control of the Corporation. The primary factors, however, are market and economic factors such as the price at which the stock is trading in the market, the number of shares available in the market; the attractiveness of other investment alternatives in terms of the rate of return and risk involved in the investment; the ability to increase the value and/or earnings per share of the remaining outstanding shares; the Corporation's liquidity and capital needs; and regulatory requirements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At June 30, 2008, the Corporation had no significant off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At June 30, 2008, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2008.

Item 4. Controls and Procedures

     An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer, and several other members of the Corporation's senior management as of the end of the period preceding the filing date of this quarterly report. The Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, the Corporation's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

     In the quarter ended June 30, 2008, the Corporation did not make any changes in its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting. While the Corporation believes the present designs of its disclosure controls and procedures and internal control over financial reporting are effective to achieve their goals, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures and/or internal control over financial reporting.

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

Item 1A. Risk Factors

     The following risk factors inherent to our business are in addition to the risk factors previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended March 31, 2008. You should carefully consider the risks and uncertainties described below and in the Form 10-K for the year ended March 31, 2008.

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

* Changes in economic conditions, particularly a further economic slowdown in our local markets, including Whatcom, Skagit, Snohomish, King and Pierce Counties, could hurt our business.

     Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008. Further deterioration in economic conditions, in particular within our primary market area in the Whatcom Skagit, Snohomish, King and Pierce County real estate markets, could result in the following consequences, among others, any of which could hurt our business materially:

        *    loan delinquencies may increase;
        *    problem assets and foreclosures may increase;
        *    demand for our products and services may decline; and
        * collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer's borrowing power and reducing the value of assets and collateral securing our loans.

* Downturns in the real estate markets in our primary market area could hurt our business.

     Our business activities and credit exposure are primarily concentrated in Whatcom, Skagit, Snohomish, King and Pierce Counties. Our construction and land loan portfolios, our commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market. We anticipate that further declines in the real estate markets in our primary market area will hurt our business. As of June 30, 2008, a significant portion of our loan portfolio consisted of loans secured by real estate located in our local market areas. If real estate values continue to decline the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

* We may suffer losses in our loan portfolio despite our underwriting practices.

     We seek to mitigate the risks inherent in our loan portfolio by adhering
to specific underwriting practices.   Although we believe that our
underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

     Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with substantially increased oil prices and other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008. Many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction and land development loans, multifamily loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial and multifamily and other commercial loans and home mortgages have declined and may continue to decline. Bank and holding company stock prices have been negatively affected, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders. Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

     For the quarter ended June 30, 2008 we recorded a provision for loan losses of $3.0 million compared to $400,000 for the quarter ended June 30, 2007, which reduced our results of operations for the first quarter of 2008. We also recorded net loan charge-offs of $3.0 million for the quarter ended June 30, 2008 compared to $27,000 for the quarter ended June 30, 2007. We are experiencing increasing loan delinquencies and credit losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the Pacific Northwest. In addition, slowing housing and developed lot sales have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies. At June 30, 2008 our total non-performing loans had increased to $35.8 million compared to $157,000 at June 30, 2007. In that regard, our portfolio is concentrated in construction and land loans and commercial and multi-family loans, all of which have a higher risk of loss than residential
mortgage loans.   While construction and land development loans represented
67% of our total loan portfolio at June 30, 2008 they represented 94% of our non-performing assets at that date. If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses. Moreover, if a recession occurs we expect that it would negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses. An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

     Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities or the terms of which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

If external funds were not available, this could adversely impact our growth and prospects.

     We rely on retail deposits, brokered deposits, and advances from the Federal Home Loan Bank ("FHLB") of Seattle and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB of Seattle or market conditions were to change. In addition, if we fall below the FDIC's thresholds to be considered "well capitalized" we will be unable to continue with uninterrupted access to the brokered funds markets.

     Although we consider these sources of funds adequate for our liquidity needs, there can be no assurance in this regard and we may be compelled or elect to seek additional sources of financing in the future. Likewise, we may seek additional debt in the future to achieve our long-term business objectives, in connection with future acquisitions or for other reasons.
There can be no assurance additional borrowings, if sought, would be available to us or, if available, would be on favorable terms. If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

     We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.

     Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

     In March 2008, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2009 fiscal year, allowing the Corporation to repurchase up to 2.5% of total shares outstanding, or approximately 300,000 shares. This marked the Corporation's tenth stock repurchase plan. The Corporation did not repurchase any shares during the quarter ended June 30,
2008.   Management does not intend to repurchase shares under the current plan in the near term.

Item 3. Defaults Upon Senior Securities
           None

Item 4. Submission of Matters to a Vote of Security Holders
           None

Item 5. Other Information
           None

Item 6. Exhibits

(a)     Exhibits
        --------
        (3.1) Articles of Incorporation of Horizon Financial, Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
        (3.2) Bylaws of Horizon Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
        (10.1) Amended and Restated Employment Agreement with V. Lawrence Evans (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
        (10.2) Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
        (10.3) Bank of Bellingham 1993 Employee Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 33-88571)
        (10.4) Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002)
        (10.5) Severance Agreement with Richard P. Jacobson, as amended (incorporated by reference to the Registrant's Current Report on Form 8-K dated January 23, 2008)
        (10.6) Severance Agreement with Steven L. Hoekstra (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
        (10.7) Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 333-127178))
        (10.8) Form of Incentive Stock Option Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit
                 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
        (10.9) Form of Non-qualified Stock Option Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to
                 Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)

        (10.10) Form of Restricted Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
        (10.11) Form of Salary Continuation Agreement between Horizon Bank and Executive Officers Steven L. Hoekstra, Richard P. Jacobson and Dennis C. Joines (incorporated by reference to
                 Exhibit 99.1 contained in the Registrant's current Report on Form 8-K dated June 27, 2006)
        (10.12) Amended Salary Continuation Agreement between Horizon Bank and Richard P. Jacobson (incorporated by reference to Exhibit
                 10.1 contained in the Registrant's Current Report on Form 8-K dated January 23, 2008)
        (10.13) Transition agreement with V. Lawrence Evans (incorporated by reference to the registrant's Current Report on Form 8-K dated March 25, 2008)
        (14) Code of Ethics (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2007)
        (31) Certification of Chief Executive Officer and Chief financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
        (32) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HORIZON FINANCIAL CORP.


                                         /s/Richard P. Jacobson
                                     By: ------------------------------------
                                         Richard P. Jacobson
                                         President, Chief Executive Officer &
                                         Chief Financial Officer (Interim)


                                     Dated:          August 8, 2008
                                             --------------------------------

                                 Exhibit Index

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

Date:  August 8, 2008


                                      /s/Richard P. Jacobson
                                      ----------------------------------------
                                      Richard P. Jacobson
                                      President, Chief Executive Officer &
                                      Chief Financial Officer (Interim)

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


/s/Richard P. Jacobson
--------------------------------------
Richard P. Jacobson
President, Chief Executive Officer &
Chief Financial Officer (Interim)

Dated:  August 8, 2008