Form 10-Q
period 2008-09-30
HORIZON FINANCIAL CORP
filed 2008-11-10
CIK 1002682

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2008
                                              ------------------

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

        Large accelerated filer         Accelerated filer             X
                                -----                               -----
        Non-accelerated filer           Smaller reporting company
                                -----                               -----

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act).

                                  YES       NO   X
                                      -----    -----

     As of November 3, 2008, 11,960,371 common shares, $1.00 par value, were outstanding.

                               HORIZON FINANCIAL CORP.

INDEX                                                                    PAGE
-----                                                                    ----

PART 1        FINANCIAL INFORMATION

Item 1        Financial Statements (Unaudited)

              Consolidated Financial Statements (Unaudited)

              Consolidated Statements of Financial Position               2

              Consolidated Statements of Operations                      3-4

              Consolidated Statements of Stockholders' Equity             5

              Consolidated Statements of Cash Flows                       6

              Selected Notes to Consolidated Financial Statements        7-11

Item 2        Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     12-26

Item 3        Quantitative and Qualitative Disclosures About
                Market Risk                                              26

Item 4        Controls and Procedures                                    26

PART II       OTHER INFORMATION

Item 1        Legal Proceedings                                          27

Item 1A       Risk Factors                                              27-31

Item 2        Unregistered Sales of Equity Securities and
                Use of Proceeds                                          31

Item 3        Defaults Upon Senior Securities                            31

Item 4        Submission of Matters to a Vote of Security Holders        31

Item 5        Other Information                                          31

Item 6        Exhibits                                                  31-32

              SIGNATURES                                                 33

              Exhibit Index                                              34

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements (unaudited)

                          HORIZON FINANCIAL CORP.
         Consolidated Statements of Financial Position (unaudited)

                                   ASSETS

                                                September 30,   March 31,
(In thousands, except share data)                   2008           2008
                                                ----------     ----------
Cash and cash equivalents                       $   22,117     $   22,412
Interest-bearing deposits                           18,816          2,912
Investment securities
 Available-for-sale                                 32,183         41,241
Mortgage-backed securities
 Available-for-sale                                 39,503         39,100
 Held-to-maturity                                       10             30
Federal Home Loan Bank stock                         8,580          8,867
Loans held for sale                                  1,496          2,644
Loans receivable, net of allowance for loan
 losses of $25,579 at September 30, 2008 and
 $19,114 at March 31, 2008                       1,239,696      1,191,478
Investment in real estate in a joint venture        17,742         17,567
Accrued interest and dividends receivable            6,942          7,916
Bank premises and equipment, net                    27,142         27,778
Deferred tax benefit                                 7,304          6,253
Income tax receivable                                4,111              -
Bank owned life insurance                           19,788         19,884
Real estate owned                                    1,859            655
Other assets                                         4,010          3,441
                                                ----------     ----------
TOTAL ASSETS                                    $1,451,299     $1,392,178
                                                ==========     ==========

                    LIABILITIES AND STOCKHOLDERS' EQUITY


Deposits                                        $1,147,278     $1,038,792
Accounts payable and other liabilities               4,618          5,746
Borrowed funds                                     151,571        192,343
Borrowing related to investment in real
 estate in a joint venture                          23,404         22,448
Advances by borrowers for taxes and insurance          372            414
Income tax currently payable                             -          2,174
Deferred compensation                                1,905          1,944
                                                ----------     ----------
     Total liabilities                           1,329,148      1,263,861
                                                ----------     ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
 Serial preferred stock, $1 par value,
   10,000,000 shares, authorized; none
   issued or outstanding                                 -              -
 Common stock, $1 par value, 30,000,000
   shares authorized; 11,960,371 and
   11,892,208 issued and outstanding at
   September 30, 2008 and March 31, 2008,
   respectively                                     11,960         11,892
 Additional paid-in capital                         51,086         50,597
 Retained earnings                                  59,115         63,906
 Accumulated other comprehensive income (loss)         (10)         1,922
                                                ----------     ----------
   Total stockholders' equity                      122,151        128,317
                                                ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $1,451,299     $1,392,178
                                                ==========     ==========

                (See Notes to Consolidated Financial Statements)
2

                                   HORIZON FINANCIAL CORP.
                      Consolidated Statements of Operations (unaudited)

                                                    Three months ended
                                                        September 30,
(In thousands, except share data)                  2008             2007
                                                ----------     ----------
INTEREST INCOME
 Interest on loans                              $   19,808     $   24,881
 Interest on investments and mortgage-
   backed securities                                   949          1,011
                                                ----------     ----------
   Total interest income                            20,757         25,892
                                                ----------     ----------
INTEREST EXPENSE
 Interest on deposits                                8,500          9,818
 Interest on borrowed funds                          1,334          2,131
                                                ----------     ----------
   Total interest expense                            9,834         11,949
                                                ----------     ----------
   Net interest income                              10,923         13,943

PROVISION FOR LOAN LOSSES                           12,000            800
                                                ----------     ----------
   Net interest income (loss) after provision
     for loan losses                                (1,077)        13,143
                                                ----------     ----------
NONINTEREST INCOME
 Service fees                                          819            918
 Net gain on sales of loans - servicing released       146            173
 Net gain (loss) on sales of loans - servicing
   retained                                             (2)             5
 Net loss on sale of investment securities            (777)             -
 Other                                               1,291            516
                                                ----------     ----------
   Total noninterest income                          1,477          1,612
                                                ----------     ----------
NONINTEREST EXPENSE
 Compensation and employee benefits                  4,337          4,296
 Building occupancy                                  1,175          1,177
 Data processing                                       241            238
 Advertising                                           219            209
 Other expenses                                      2,142          1,532
                                                ----------     ----------
   Total noninterest expense                         8,114          7,452
                                                ----------     ----------
NET INCOME (LOSS) BEFORE PROVISION (BENEFIT)
 FOR INCOME TAX                                     (7,714)         7,303
PROVISION (BENEFIT) FOR INCOME TAX                  (3,109)         2,390
                                                ----------     ----------
NET INCOME (LOSS)                               $   (4,605)    $    4,913
                                                ==========     ==========

BASIC EARNINGS (LOSS) PER SHARE                   $ (0.39)      $ 0.40
                                                  =======       ======
DILUTED EARNINGS (LOSS) PER SHARE                 $ (0.39)      $ 0.40
                                                  =======       ======

             (See Notes to Consolidated Financial Statements)

                              HORIZON FINANCIAL CORP.
                 Consolidated Statements of Operations (unaudited)

                                                   Six months ended
                                                      September 30,
(In thousands, except share data)                  2008           2007
                                                ----------     ----------
INTEREST INCOME
 Interest on loans                              $   40,254     $   48,765
 Investment and mortgage-backed securities           1,910          2,026
                                                ----------     ----------
   Total interest income                            42,164         50,791
                                                ----------     ----------
INTEREST EXPENSE
 Interest on deposits                               17,087         19,285
 Interest on other borrowings                        2,927          4,122
                                                ----------     ----------
   Total interest expense                           20,014         23,407
                                                ----------     ----------
   Net interest income                              22,150         27,384

PROVISION FOR LOAN LOSSES                           15,000          1,200
                                                ----------     ----------
   Net interest income after provision for
     loan losses                                     7,150         26,184
                                                ----------     ----------
NONINTEREST INCOME
 Service fees                                        1,779          1,799
 Net gain on sales of loans - servicing released       350            487
 Net gain (loss) on sales of loans - servicing
   retained                                             (2)            17
 Net loss on sale of investment securities            (198)             -
 Other noninterest income                            1,807          1,012
                                                ----------     ----------
   Total noninterest income                          3,736          3,315
                                                ----------     ----------
NONINTEREST EXPENSE
 Compensation and employee benefits                  8,840          8,427
 Building occupancy                                  2,301          2,262
 Data processing                                       485            479
 Advertising                                           438            415
 Other expenses                                      3,635          3,124
                                                ----------     ----------
 Total noninterest expense                          15,699         14,707
                                                ----------     ----------
NET INCOME (LOSS) BEFORE PROVISION (BENEFIT)
FOR INCOME TAX                                      (4,813)        14,792

PROVISION (BENEFIT) FOR INCOME TAX                  (2,228)         4,863
                                                ----------     ----------
NET INCOME (LOSS)                               $   (2,585)    $    9,929
                                                ==========     ==========

BASIC EARNINGS (LOSS) PER SHARE                   $(0.22)         $ 0.81
                                                  ======          ======
DILUTED EARNINGS (LOSS) PER SHARE                 $(0.22)         $ 0.81
                                                  ======          ======

              (See Notes to Consolidated Financial Statements)


                                     HORIZON FINANCIAL CORP.
                         Consolidated Statements of Stockholders' Equity
                           Six Months Ended September 30, 2008 and 2007
                                           (unaudited)

                                  Common Stock                                  Accumulated
                             ----------------------    Additional                  Other         Treasury
(In thousands,               Number of                  Paid-In      Retained   Comprehensive     Stock
except share data)            Shares       At Par       Capital      Earnings   Income (Loss)    at Cost
                             ---------  -----------   -----------    ---------  -------------  -------------
BALANCE, March 31, 2007        12,254      $ 12,254     $  51,489     $  56,770    $  3,342    $         -
Comprehensive income
 Net income                         -             -             -         9,929           -              -
 Other comprehensive income
  Change in unrealized
   losses on available-for-
   sale securities, net tax
   benefit of $104                  -             -             -             -         193              -
  Total other comprehensive
   income
Comprehensive income
Cash dividends on common
  stock at $.26/sh                  -             -             -        (3,160)          -              -
Stock options exercised            11            11            54             -           -              -
Stock award plan                    6             6           274             -           -              -
Tax benefit associated
 with stock options                 -             -            35             -           -              -
Treasury stock purchased            -             -             -             -           -         (3,132)
Retirement of treasury stock     (147)         (147)         (653)       (2,332)          -          3,132
                               ------       -------       -------       -------      ------        -------
BALANCE, September 30, 2007    12,124       $12,124       $51,199       $61,207      $3,535        $     -
                               ======       =======       =======       =======      ======        =======

BALANCE, March 31, 2008        11,892       $11,892       $50,597       $63,906      $1,922        $     -
Comprehensive income
 Net income (loss)                  -             -             -        (2,585)          -              -
 Other comprehensive income
  Reclassification for net
   losses realized in income,
   net tax benefit of $69           -             -             -             -         129              -
  Change in unrealized losses
   on available-for-sale
   securities, net tax benefit
   of $1,109                        -             -             -             -      (2,061)             -
  Total other comprehensive income
Comprehensive income (loss)
Cash dividends on common stock
 at $.185/sh                        -             -             -        (2,206)          -              -
Dividend reinvestment plan         27            27           200             -           -              -
Stock options exercised            20            20           114             -           -              -
Stock award plan                   21            21           171             -           -              -
Tax benefit associated with
 stock options                      -             -             4             -           -              -
                               ------       -------       -------       -------      ------        -------
BALANCE, September 30, 2008    11,960       $11,960       $51,086       $59,115     $   (10)         $   -
                               ======       =======       =======       =======      ======        =======

                                                     Total
                                  Stockholders'  Comprehensive
                                    Equity       Income (Loss)
                                    ------       -------------
BALANCE, March 31, 2007            $ 123,855
Comprehensive income
 Net income                            9,929       $ 9,929
 Other comprehensive income
  Change in unrealized
   losses on available-for-
   sale securities, net tax
   benefit of $104                       193           193
  Total other comprehensive                        -------
   income                                              193
                                                   -------
Comprehensive income                               $10,122
Cash dividends on common                           =======
  stock at $.26/sh                    (3,160)
Stock options exercised                   65
Stock award plan                         280
Tax benefit associated
 with stock options                       35
Treasury stock purchased              (3,132)
Retirement of treasury stock               -
                                    --------
BALANCE, September 30, 2007         $128,065
                                    ========

BALANCE, March 31, 2008             $128,317
Comprehensive income
 Net income (loss)                    (2,585)      $(2,585)
 Other comprehensive income
  Reclassification for net
   losses realized in income,
   net tax benefit of $69                129           129
  Change in unrealized losses
   on available-for-sale
   securities, net tax benefit
   of $1,109                          (2,061)       (2,061)
                                                   -------
  Total other comprehensive income                  (1,932)
                                                   -------
Comprehensive income (loss)                        $(4,517)
Cash dividends on common stock                     =======
 at $.185/sh                          (2,206)
Dividend reinvestment plan               227
Stock options exercised                  134
Stock award plan                         192
Tax benefit associated with
 stock options                             4
                                    --------
BALANCE, September 30, 2008         $122,151
                                    ========

        (See Notes to Consolidated Financial Statements)

                           HORIZON FINANCIAL CORP.
              Consolidated Statements of Cash Flows (unaudited)

                                                        Six Months Ended
(In thousands, except share data)                          September 30,
                                                         2008         2007
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                    $  (2,585)   $   9,929
Adjustments to reconcile net income to net
cash provided by operating activities:
 Depreciation and amortization                            1,670          910
 Stock award plan compensation                              192          280
 Provision for deferred income tax                           52          (54)
 Provision for loan losses                               15,000        1,200
 Loss on sale of investment securities                      198            -
 Loss on sale of real estate owned                          335            -
 Excess tax benefits from the exercise of stock options      (4)         (35)
 Net gain on mortgage loans held for sale                  (350)        (487)
 Proceeds from sales of mortgage loans held for sale     28,980       44,544
 Origination of mortgage loans held for sale            (27,482)     (41,136)
Changes in assets and liabilities:
 Accrued interest and dividends receivable                  974       (1,065)
 Interest payable                                            91         (900)
 Federal income tax payable                              (6,285)      (1,031)
 Other assets                                              (470)        (752)
 Other liabilities                                         (292)      (1,772)
                                                      ---------    ---------
   Net cash flows from operating activities              10,023        9,631
                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in interest-bearing deposits, net           (15,904)      (1,457)
 Purchases of investment securities - available-
   for-sale                                              (6,000)     (11,245)
 Proceeds from sales and maturities of
   investment securities - available-for-sale             9,524       12,768
 Purchases of mortgage-backed securities - available-
   for-sale                                              (1,584)      (8,714)
 Proceeds from maturities of mortgage-backed
   securities - available-for-sale                        3,483        3,070
 Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                             20           70
 Redemption of Federal Home Loan Bank Stock                 287            -
 Net change in loans                                    (65,873)     (92,624)
 Proceeds from the sale of other real estate owned          511            -
 Purchases of bank premises and equipment                  (429)      (1,949)
 Net change in investment in real estate in a
  joint venture                                            (175)        (237)
                                                      ---------    ---------
   Net cash flows from investing activities             (76,140)    (100,318)
                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits                                 108,486       22,260
 Advances from other borrowed funds                     187,044      266,523
 Repayments of other borrowed funds                    (227,816)    (215,500)
 Advances on borrowing related to investment in
  real estate in a joint venture                            956        1,176
 Common stock issued, net                                   134           65
 Tax benefit associated with stock options                    4           35
 Cash dividends paid                                     (2,987)      (3,116)
Treasury stock purchased                                      -       (3,132)
                                                      ---------    ---------
   Net cash flows from financing activities              65,821       68,311
                                                      ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                    (295)     (22,376)
CASH AND CASH EQUIVALENTS, beginning of period           22,412       40,833
                                                      ---------    ---------
CASH AND CASH EQUIVALENTS, end of period              $  22,117    $  18,457
                                                      =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for interest             $  19,924    $  24,307
                                                      =========    =========
 Cash paid during the period for income tax           $   4,100    $   5,908
                                                      =========    =========
 Transfer of loans to other real estate owned         $   2,413    $       -
                                                      =========    =========
 Bank financed sale of other real estate owned        $     364    $       -
                                                      =========    =========
 In-kind distribution for mutual funds                $   3,278    $       -
                                                      =========    =========
           (See Notes to Consolidated Financial Statements)

                           HORIZON FINANCIAL CORP.
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
                                (unaudited)

NOTE 1 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation
---------------------

     The consolidated financial statements as of and for the three and six months ended September 30, 2008 and 2007, include the accounts of Horizon Financial Corp. ("Horizon Financial" or the "Corporation"), and its wholly-owned subsidiary Horizon Bank ("Horizon Bank" or the "Bank"), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has not engaged in any significant activity other than holding the stock of the Bank.

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the three and six month periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. Annual Report on Form 10-K for the year ended March 31, 2008.

Consolidation of Real Estate Joint Venture
------------------------------------------

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46R, Consolidation of Variable Interest Entities. FIN 46R explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies to variable interest entities in which an enterprise holds a variable interest. In October 2004, the Bank's wholly-owned subsidiary, Westward Financial Services, Inc. ("Westward Financial"), entered into a real estate development joint venture with Greenbriar Northwest LLC ("GBNW"), an established residential land development company headquartered in Bellingham, Washington. The Corporation believes that GBNW is a variable interest entity with the Corporation as the primary beneficiary. Under FIN 46R, GBNW is consolidated in the Corporation's consolidated balance sheet.
The Corporation also accounts for the portion not owned by Westward Financial, as a minority interest, which is included in other liabilities. The investment in real estate is recorded as an asset and the related debt is recorded as the Corporation's liability. As of September 30, 2008, the real estate joint venture had a carrying amount of approximately $17.7 million, with a related borrowing of approximately $23.4 million. No income is currently being recognized in the Corporation's financial statements; however, in accordance with FIN 46R, the related funding expense is included in the Corporation's interest on other borrowings expense which amounts to approximately $69,000 and $147,000 for the three months ended September 30, 2008 and 2007, respectively, and $139,000 and $291,000 for the six months ended September 30, 2007, respectively.

Reclassification
----------------

     Certain reclassifications have been made to prior financial statements to conform with the current presentation. Such reclassifications have no effect on operations, equity, or earnings (loss) per share.

NOTE 2 - Stockholders' Equity

Earnings (Loss) Per Share
-------------------------

     The following table illustrates the reconciliation of weighted average shares, as adjusted, used for earnings (loss) per share for the noted periods:

                             Three months ended          Six months ended
                                September 30,             September 30,
                           -----------------------   ------------------------
                              2008         2007         2008          2007
                           ----------   ----------   ----------    ----------
   Basic weighted average
     shares outstanding    11,940,064   12,155,532   11,917,065    12,191,256

   Dilutive shares                  -      101,265            -       108,149
   Diluted weighted        ----------   ----------   ----------    ----------
     average shares
     outstanding           11,940,064   12,256,797   11,917,065    12,299,405
                           ==========   ==========   ==========    ==========

   Ant-dilutive shares
      outstanding related
      to options to
      acquire the
      Corporation's
      common stock            126,784       24,047       95,822        12,630
                           ==========   ==========   ==========    ==========

Cash Dividend Declared
----------------------

     On September 30, 2008, the Corporation announced a quarterly cash dividend of $0.05 cents per share payable on November 7, 2008 to shareholders of record on October 17, 2008.

NOTE 3 - Share Based Payment and Stock Option and Restricted Stock Award Plans

Share Based Payment
-------------------

     The Corporation adopted Statement of Financial Accounting Standard ("SFAS" or "Statement") No. 123R, Share-Based Payment, on April 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after March 31, 2006 are measured and accounted for in accordance with Statement No. 123R. Also under this method, expense is recognized for unvested awards that were granted prior to April 1, 2006 based upon the fair value determined at the grant date under Statement No. 123, Accounting for Stock-based Compensation. For the three and six months ended September 30, 2008, the Corporation recognized $85,000 and $192,000 in stock option and restricted stock award compensation expense, net of tax, as a component of salaries and benefits, compared to $188,000 and $275,000 for the
three and six months ended September 30, 2007.   As of September 30, 2008 and
2007, there was approximately $308,000 and $870,000, respectively, of total unrecognized compensation cost related to nonvested options and restricted stock awards which is scheduled to amortize over the next three years. The Corporation measures the fair value of each stock option grant at the date of grant, using the Black Scholes option pricing model. The Corporation did not grant any options or restricted stock awards during the three and six months ended September 30, 2008.

     The Corporation may grant options and/or awards for a maximum of 937,500 shares, as adjusted, of authorized common stock to certain officers and key employees under the 2005 Incentive Stock Plan. Options and awards are granted at fair market value and may or may not vest immediately upon issuance based on the terms established by the Board of Directors. Options and awards are generally exercisable within one to five years from the date of grant and expire after ten years. Dividends are paid on restricted stock grants and are not paid on incentive stock options.

NOTE 3 - Share Based Payment and Stock Option and Restricted Stock Award Plans (continued)

     The following table summarizes the stock option activity for the six months ended September 30, 2008 under both the 1995 and 2005 stock plans:

                                                        Weighted
                                            Weighted     average
                                  Out-       average    remaining   Aggregate
                                standing    exercise   contractual  intrinsic
                                 under        price       term      value (in
Stock Options                    plan       per share  (in years)   thousands)
-------------                   -------     ---------  ----------   ---------

Balance,  March 31, 2008        193,076     $   12.44
  Granted                             -             -
  Exercised                     (20,161)         6.64
  Forfeited, expired
    or cancelled                 (4,132)        12.60
                                -------     ---------   ---------   ---------
Balance, September 30, 2008     168,783     $   13.13        5.43   $     189
                                =======     =========   =========   =========
Exercisable, September
  30, 2008                      124,130     $   11.09        4.37   $     189
                                =======     =========   =========   =========

     The total intrinsic value, the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date, of options exercised for the six months ended September 30, 2008 and 2007 was $54,000 and $143,000, respectively.

     The following table summarizes the award activity for the six months ended September 30, 2008 under the 2005 stock plan:

                                                        Weighted
                                            Weighted     average
                                  Out-       average    remaining
                                standing    exercise   contractual
                                 under        price       term
Restricted Stock Awards          plan       per share  (in years)
-----------------------         -------     ---------  ----------

Balance, March 31, 2008          51,414     $   20.66
  Granted                           -              -
  Released                      (20,659)        21.31
  Forfeited, expired or
    cancelled                      (502)        20.34
                                -------     ---------  ----------
Balance, September 30, 2008      30,253     $   20.22        0.98
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

     Level 1: Quoted prices for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
     Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.
     Level 3: Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.
9

     The following is a description of the valuation methodologies used to measure and disclose fair value of financial assets and liabilities on a recurring or nonrecurring basis:

     Investments in debt and equity securities: Securities available for sale are recorded at fair value on a recurring basis. Fair value is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1) or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily available (Level 2).

     Loans held for sale: Mortgage loans originated and designated as held for sale are carried at the lower of cost or estimated fair value, as determined by quoted market prices, where applicable, or the prices for other mortgage loans with similar characteristics, in aggregate, and are measured on a nonrecurring basis. At September 30, 2008, loans held for sale were carried at cost.

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

     The following table presents the Corporation's financial assets measured at fair value on a recurring basis at September 30, 2008 (in thousands):

                                     Level 1    Level 2    Level 3     Total
                                     -------    -------    -------    -------
        Assets
        Investment securities        $ 1,349    $70,337    $     -    $71,686
                                     -------    -------    -------    -------
        Total                        $ 1,349    $70,337    $     -    $71,686
                                     =======    =======    =======    =======

     The following table presents the Corporation's assets measured at fair value on a nonrecurring basis at September 30, 2008 (in thousands):

                                     Level 1    Level 2    Level 3     Total
                                     -------    -------    -------    -------
        Assets
        Impaired loans               $     -    $     -    $44,766    $44,766
                                     -------    -------    -------    -------
        Total                        $     -    $     -    $44,766    $44,766
                                     =======    =======    =======    =======

     In accordance with FASB Statement 114, Accounting by Creditors for Impairment of a Loan, impaired loans, with carrying amounts of $44.8 million had specific valuation allowances totaling $7.6 million, which were included in the allowance for loan losses. The Corporation did not recognize any interest income on impaired loans for the three and six months ended September 30, 2008 and 2007.

NOTE 5 - Impact of New Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, this Statement does not require any new fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Corporation implemented of this Statement April 1, 2008, and it did not have a material impact on the Corporation's consolidated financial statements.

     In February 2007, the Financial Accounting Standards Board released Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. The Corporation implemented of this Statement April 1, 2008, and it did not have a material impact on the Corporation's consolidated financial statements.

     In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for The Asset Is Not Active ("FSP 157-3). FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The FSP is intended to address the following application issues: (a) how the reporting entity's own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value; (b) how available observable inputs in a market that is not active should be considered when measuring fair value; and
(c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. FSP 157-3 is effective on issuance, including prior periods for which financial statements have not been issued. The Corporation adopted FSP 157-3 for the quarter ended September 30, 2008 and the effect of adoption on the consolidated financial statements was not material.

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

Business Strategy
-----------------

     The Bank's business strategy is to operate as a well-capitalized, profitable and independent community bank, dedicated to commercial lending, home mortgage lending, consumer lending, small business lending and providing quality financial services to local personal and business customers. The Bank has sought to implement this strategy by: (i) focusing on commercial banking opportunities; (ii) continuing efforts towards the origination of residential mortgage loans, focusing on loans eligible for sale in the secondary market;
(iii) providing high quality, personalized financial services to individuals and business customers and communities served by its branch network; (iv) selling many of its fixed rate mortgages to the secondary market; (v) focusing on asset quality; (vi) containing operating expenses; and (vii) maintaining capital in excess of regulatory requirements combined with prudent growth. Prior year's strategies included a focus on residential construction and development lending, however growth in that area is not part of the future strategy of the Bank, as the focus is instead on diversifying the balance sheet by decreasing its concentration in this area.

     As a result of the downturn in the economy and the net losses realized for the three and six months ended September 30, 2008, our efforts are focused primarily on improving asset quality, capital preservation, expense reduction and core deposit growth. During the quarter ended September 30, 2008, we expanded our special assets team by shifting personnel within the Corporation, in order to focus on reducing our nonperforming assets. We will continue to focus on core deposit growth to enhance our liquidity position. In addition, the Bank has undergone an extensive review of potential expense reductions.
In evaluating the controllable expenses, the Bank determined the need to make several strategic staffing reductions. As of November 4, 2008, the Bank completed a reduction in force of 27 full-time positions, and also identified several areas where responsibilities will be shifted to accommodate the revised staffing levels. In the weeks leading up to the November 4, 2008 strategic staffing reduction, other positions were not filled when vacated by the employees previously occupying these positions These reductions in personnel, along with strategic reductions in other noninterest expense areas are expected to result in over $3 million in expense savings on an annual basis. In connection with the reduction in personnel, the Company expects to incur approximately $135,000 in severance related expenses during the quarter ended December 31, 2008.

Operating Strategy
------------------

     The Corporation serves as a holding company for the Bank, providing strategic oversight, management, access to capital and other resources and activities typically performed by bank holding companies. The Bank currently has two offices in Pierce County (south of King County), with the remaining offices all located north of King County. Management has further indicated that the market areas just outside King County (including, but not necessarily limited to Snohomish, Pierce, Kitsap and Thurston counties) are logical areas for potential future expansion, as these markets have characteristics most similar to those in which the Bank has experienced previous success. However, there are no specific acquisitions or new business formations planned at this time.

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

     The Corporation's profitability depends primarily on its net interest income, which is the difference between the income it receives on the Bank's loan and investment portfolio and the Bank's cost of funds, which consists of interest paid on deposits and borrowings. The Bank reviews its opportunities with respect to both assets and liabilities. In recent years, for example, the Bank chose to concentrate its commercial lending efforts on growing its Prime-based loan portfolio, at a time when many lenders were offering fixed rate real estate loans at sub-Prime rates. In this regard, the Bank's loan portfolio growth is heavily concentrated in the real estate development and construction markets in the Puget Sound region. Through its relationships with established real estate developers and builders, the Bank's loan officers increased this portion of the Bank's portfolio, which is primarily Prime-based business. This was beneficial in previous years, with the Federal Reserve's Open Market Committee's ("FOMC") efforts to increase short terms interest rates, which have in turn increased the Prime lending rate. Starting with the FOMC's 275 basis point reduction from September 2007 through September 2008, as well as the 50 basis point reductions on October 8, 2008 and October 29, 2008, the Corporation is experiencing a decline in its net interest margin. This rapid pace of easing monetary policy by the FOMC will contribute to further declines in the

Corporation's net interest margin. On the liability side of the balance sheet, these changing rates also impact the Bank's earnings. Management acknowledges that there is a lag effect in this regard, in both increasing and decreasing rate environments as the rates on the Bank's certificate of deposit liabilities do not adjust instantly, rather the impact occurs more gradually than the impact on its assets, as certificates of deposit mature and reprice in a changing interest rate environment.

     Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. When interest-earning assets equal or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The Corporation's profitability is also affected by the level of the Bank's other income and expenses. Other noninterest income includes income associated with the origination and sale of mortgage loans, loan servicing fees, deposit account related fees, and net gains and losses on sales of interest-earning assets. This portion of the Bank's income is heavily dependent on the Bank's success at originating and selling one-to-four family mortgage loans into the secondary market. Recently the Bank's mortgage banking activity has declined commensurate with the slowdown in the housing industry. In addition, the Bank's ability to generate fee income on its deposit accounts impacts this portion of the Bank's income stream.

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

Financial Condition
-------------------

     Total consolidated assets for the Corporation at September 30, 2008, increased to $1.45 billion or 4.3% from $1.39 billion at March 31, 2008. This increase in assets was primarily a result of the growth in net loans receivable, which increased $48.2 million or 4.0% to $1.24 billion at September 30, 2008 from $1.19 billion at March 31, 2008. The growth in net loans receivable was partially attributable to a $31.9 million increase in commercial construction loans as prior loan commitments continue to be funded. Commercial construction includes commercial speculative one-to-four family (large one-to-four family developments and condominium projects), multifamily and commercial buildings as shown in the construction and land development table later in this section. Contributing to this increase is a slowing pace of loan paydowns primarily in one-to-four family construction, as housing sales activity has slowed compared to previous periods. This has resulted in loan balances remaining on the Corporation's balance sheet longer than in more active periods for real estate sales. Also increasing during the period is the commercial business loan category, which increased $29.7 million as the Bank continues to focus on increasing its commercial lines of credit balances to diversify its loan portfolio and expand its relationships with businesses in its markets. One-to-four family mortgage loans, net of participations sold, decreased 1.1% to $145.2 million at September 30, 2008 from $146.9 million at March 31, 2008. The Bank sold $28.9 million of real estate loans during the six months ended September 30, 2008, compared to $46.3 million during the six months ended September 30, 2007 as a result of diminished activity from the Bank's single family mortgage division.

The following is an analysis of the loan portfolio by major type of loans:

                               September 30,   % of      March 31,    % of
(Dollars in thousands)             2008      Portfolio     2008     Portfolio
                               ------------  ---------   --------   ---------
One-to-four family mortgage
 loans
  One-to-four family           $  157,502      12.5%   $  165,824     13.7%

  One-to-four family
   construction                   37,877        3.0        35,303      2.9
  Less participations sold       (50,198)      (4.0)      (54,269)    (4.5)
                              ----------      -----    ----------    -----
    Net one-to-four family
     mortgage loans              145,181       11.5       146,858     12.1
Commercial land development      177,600       14.0       178,726     14.8
Commercial Construction (1)      339,774       26.9       307,809     25.4
Multifamily residential           44,522        3.5        45,049      3.7
Commercial real estate           286,728       22.7       300,109     24.8
Commercial business loans        207,348       16.4       177,685     14.7
Home equity secured               56,047        4.4        47,351      3.9
Other consumer loans               8,075         .6         7,005       .6
                              ----------      -----    ----------    -----
    Subtotal                   1,120,094       88.5     1,063,734     87.9
                              ----------      -----    ----------    -----
Total loans receivable         1,265,275      100.0%    1,210,592    100.0%
                              ----------      -----    ----------    -----
Less:

  Allowance for loan losses      (25,579)                 (19,114)
                              ----------               ----------
  Net loans receivable        $1,239,696               $1,191,478
                              ==========               ==========

Net residential loans         $  143,555       11.6%   $  145,565     12.2%
Net commercial business loans    202,271       16.3       174,263     14.6
Net commercial real estate
 loans (2)                       831,123       67.0       818,215     68.7
Net consumer loans (3)            62,747        5.1        53,435      4.5
                              ----------      -----    ----------    -----
                              $1,239,696      100.0%   $1,191,478      100%
                              ==========      =====    ==========    =====

(1) Includes $56.1 and $56.9 million in condominium construction projects at September 30, 2008 and 2007, respectively.
(2) Includes construction and development, multi-family and commercial real estate loans.
(3) Includes home equity and other consumer loans.

     As reflected in the table above, approximately 67.1% of our total net loan portfolio consists of commercial and multifamily real estate and construction and land development loans. These types of loans afford the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family residential lending. These loans, however, also typically are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than single family residential mortgage loans. Because payments on loans secured by commercial and multifamily real estate often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to between 75% and 85% and carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

     Construction and land development lending generally involves a higher degree of risk than permanent financing for a finished residence or commercial building, because of the inherent difficulty in estimating the cost of the project, the property's value at completion, and the future market demand to purchase the product upon completion. If the estimated cost of construction proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to complete the project. To address this risk, and because of the level of construction loans in the Bank's portfolio, the Bank has personnel dedicated specifically to monitoring the progress of its construction projects, and making on-site inspections of the properties. The Bank also utilizes the services of experienced inspectors to monitor the progress and draw process in the more complex construction projects. In addition, in an effort to monitor the available inventory in its markets, the Bank also regularly reviews the overall building and development activity in its markets. Also, to mitigate the risks related to construction lending, the Bank primarily deals with experienced builders, with acceptable credit histories, sound financial statements, and a proven track record in the industry. The Bank also has an experienced appraisal staff, and members of senior management with related appraisal education and experience, who regularly review the appraisals utilized by the Bank in analyzing prospective construction projects. Finally, members of the Bank's senior management and loan committees also have a significant amount of experience in the areas of construction lending, appraisals, and loan underwriting, further mitigating the Bank's risk in this area. Changing economic conditions have had a materially adverse impact on the Bank's borrowers and on the Bank's loan portfolio. See the "Asset Quality" section below for details on the Bank's non-performing assets and comments regarding identified potential weaknesses in its loan portfolio.

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

     The following table is provided to show additional details on the Corporation's construction and land development loan portfolio:

                                        September 30, 2008    March 31, 2008
                                        ------------------   ----------------
(Dollars in thousands)                   Amount   Percent    Amount   Percent
                                         ------   -------    ------   -------
Speculative construction one-to-
 four family                            $ 29,373    5.3%    $ 27,206     5.2%
Custom construction one-to-four family     8,504    1.5        8,097     1.6
                                        --------  -----     --------   -----
  Total one-to-four family construction   37,877    6.8       35,303     6.8

Commercial speculative construction
 one-to-four family                      229,616   41.4      236,536    45.3
Commercial construction multi family      11,244    2.0       11,732     2.2
Commercial construction                   98,914   17.8       59,541    11.4
Commercial residential land development  177,600   32.0      178,726    34.3
                                        --------  -----     --------   -----
  Total commercial construction and
   land development                      517,375   93.2      486,535    93.2
                                        --------  -----     --------   -----
  Total construction loans              $555,251  100.0%    $521,838   100.0%
                                        ========  =====     ========   =====

     The tables below sets forth the characteristics of the available for sale ("AFS") and held-to-maturity ("HTM") investment and mortgage-backed securities portfolios as of September 30, 2008:

                                               Gross       Gross
                                            Unrealized   Unrealized
                                   Gross       Losses      Losses    Estimated
                      Amortized  Unrealized  12 Months  Greater Than   Fair
(In thousands)           Cost      Gains      or Less     12 Months    Value
                      ---------  ----------  ---------  ------------ ---------
AFS Securities
 State and political
  subdivisions and
  U.S. government
  agency securities    $31,114    $  251       $    -      $   531    $30,834
 Marketable equity
  securities               562       787            -            -      1,349
 Mortage-backed
  securities and
  Collateralized
  mortgage obligations
  (CMOs)               40,024        394            -         (915)    39,503
                      -------     ------       ------      -------    -------
  Total available-for-
   sale securities     71,700      1,432            -       (1,446)    71,686
                      -------     ------       ------      -------    -------
HTM Securities
 Mortgage-backed
  securities and
  CMOs                     10          3            -            -         13
                      -------     ------       ------      -------    -------
  Total held-to-
   maturity
   securities              10          3            -            -         13
                      -------     ------       ------      -------    -------
 Total securities     $71,710     $1,435       $    -      $(1,446)   $71,699
                      =======     ======       ======      =======    =======

                                      Maturity Schedule of Securities
                                          at September 30, 2008
                              -----------------------------------------------
                                Available-For-Sale        Held-To-Maturity
                              ----------------------   ----------------------
                              Amortized   Estimated    Amortized    Estimated
(In thousands)                   Cost     Fair Value      Cost     Fair Value
                              ---------   ----------   ---------   ----------
Maturities:
 Less than one year           $ 2,825      $ 2,839       $    1      $    1
 One to five years             10,631       10,812            1           1
 Over five to ten years        25,695       25,391            8          11
 Over ten years                31,987       31,295            -           -
                              -------      -------       ------      ------
                               71,138       70,337           10          13
                              -------      -------       ------      ------
Mutual funds and marketable
 equity securities                562        1,349            -           -
                              -------      -------       ------      ------
Total investment securities   $71,700      $71,686       $   10      $   13
                              =======      =======       ======      ======

     Total liabilities increased 5.2% to $1.33 billion at September 30, 2008, from $1.26 billion at March 31, 2008. This increase in liabilities was primarily the result of growth in deposits, which increased 10.4% to $1.15 billion at September 30, 2008 from $1.04 billion at March 31, 2008 as brokered certificates of deposit were utilized to fund loan growth and repay other borrowed funds, including FHLB advances. Many of these brokered CDs have call options in the Bank's favor. At September 30, 2008, approximately 38% of the Bank's brokered CDs had such a call feature. As the Bank receives funds from other sources (i.e. its retail deposit base, loan paydowns, etc.) the Bank will be able to exercise these options and return the Brokered CDs prior to maturity, if it is deemed appropriate at that time.

     The Bank has an agreement with Promontory Interfinancial Network that makes it possible to offer FDIC insurance on deposits in excess of the current deposit limits. The Certificate of Deposit Account Registry Service ("CDARS") uses a deposit matching program to match CDARS deposits in other participating banks, dollar for dollar. Included in the brokered CD totals were approximately $26 million in CDARS deposits, which shifted from the Bank's retail deposit products as certain customers sought the FDIC insurance coverage that the CDARs product offers.

     The following is an analysis of the deposit portfolio by major type of deposit at September 30, 2008 and March 31, 2008:

                                                  September 30,     March 31,
(In thousands)                                         2008           2008
                                                  ------------     ----------

Demand deposits
  Savings                                          $   18,135     $   17,933
  Checking                                             75,633         72,434
  Checking (noninterest-bearing)                       65,365         70,438
  Money Market                                        179,714        183,063
                                                   ----------     ----------
                                                      338,847        343,868
                                                   ----------     ----------
Time certificates of deposit
  Less than $100,000                                  289,945        286,657
  Greater than or equal to $100,000                   283,015        287,281
  Brokered certificates of deposit                    235,471        120,986
                                                   ----------     ----------
                                                      808,431        694,924
                                                   ----------     ----------
  Total deposits                                   $1,147,278     $1,038,792
                                                   ==========     ==========

     The September 30, 2008 balance sheet also includes an investment in real estate of a joint venture and the corresponding borrowing. During the fiscal year ended March 31, 2005, Westward Financial, as a 50% partner in GBNW (Greenbriar Northwest LLC), purchased an 85 acre parcel of land in Bellingham, Washington for future development. GBNW intends to develop the property in future years into a neighborhood community to be known as Fairhaven Highlands. The $17.7 million is reflected on the Corporation's Consolidated Statements of Financial Position as an asset at September 30, 2008 represents the current level of the investment in real estate joint ventures, including the Fairhaven
Highlands joint venture.   This amount also includes the remaining net
investment in a residential development joint venture that has since been completed and closed. The $23.4 million shown in the liability section of the Consolidated Statements of Financial Position represents the corresponding wholesale borrowing used to fund the investment in the Fairhaven Highlands joint venture. At this time, the partnership is in the process of meeting with the appropriate public and private entities in connection with its planning efforts relating to the future development of the property. Presently, an Environment Impact Statement ("EIS") is being prepared utilizing consultants hired by the City of Bellingham. According to city officials, a preliminary draft of the EIS is expected to be available for review prior to January 31, 2009.

     Stockholders' equity at September 30, 2008 decreased 4.8% to $122.2 million from $128.3 million at March 31, 2008. This decrease was the result of a $1.9 million decline in the unrealized gain on AFS securities and $2.2 million paid in cash dividends, as well as a $2.6 million net loss for the six months ended September 30, 2008. Contributing to the decline in the unrealized gain on AFS securities was the overall decline in the financial sector, as many of the securities with unrealized gains are equities in financial related companies. The Corporation's stockholder equity-to-assets ratio was 8.4% at September 30, 2008, compared to 9.2% at March 31, 2008.

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

     The following table summarizes the allowance for loan losses, charge-offs, and loan recoveries:

                              For the quarter ended   For the six months ended
                                   September 30,            September 30,
                                 2008        2007         2008        2007
                                ------      ------       ------      ------
(Dollars in thousands)
Allowance at  beginning of
 period                        $19,149     $16,262      $19,114     $15,889
Provision for loan losses       12,000         800       15,000       1,200
Charge offs (net of
 recoveries)                    (5,570)        (39)      (8,535)        (66)
                               -------     -------      -------     -------
Allowance at  end of period    $25,579     $17,023      $25,579     $17,023
                               =======     =======      =======     =======

Allowance for loan losses as
 a percentage of gross loans
 receivable at the end of the
 period                           2.02%       1.46%        2.02%       1.46%

Allowance for loan losses as
 a percentage of net loans
 receivable at the end of the
 period                           2.06%       1.48%        2.06%       1.48%

Net charge-offs as a percentage
 of average loans outstanding
 during the period                0.45%       0.00%        0.69%       0.01%

     The allowance for loan losses is established as losses are estimated to have occurred through the provision for loan losses charged to earnings. Loan losses are charges against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The provision for loan losses was $12.0 million for the quarter ended September 30, 2008 and $15.0 million for the six months ended September 30, 2008 compared to $800,000 and $1.2 million for the three and six months ended September 30, 2007, respectively. These provisions reflect management's ongoing analysis of changes in loan portfolio composition by collateral categories, balances outstanding, overall credit quality of the portfolio, historical industry loss experience, and current economic conditions. The allowance for loan losses was $25.6 million, or 2.06% of net loans receivable at September 30, 2008, compared to $19.1 million, or 1.60% of net loans receivable at March 31, 2008 and $17.0 million, or 1.48% at September 30, 2007. The increased allowance level was a result of a combination of factors, including a higher level of nonperforming loans at September 30, 2008 of $78.4 million compared to $11.6 million at March 31, 2008 and $6,000 at September 30, 2007 and continued loan portfolio growth in the higher-risk lending categories of construction and land development, commercial real estate, and commercial business loans during the period, which amounted to $1.03 billion at September 30, 2008, compared to $992.5 million at March 31, 2008 and $952.3 million million at September 30, 2007. Also contributing the increased provision was the increase in delinquencies on performing loans, with those 30 to 89 days past due at September 30, 2008 totaling approximately $46.0 million, compared to $13.4 million at June 30, 2008 and from $7.0 million at September 30, 2007.

     Contributing the increased provision was the increase in delinquencies on performing loans, with those 30 to 89 days past due at September 30, 2008 totaling approximately $46.0 million, compared to $13.4 million at June 30, 2008 and from $7.0 million at September 30, 2007. In addition, at September 30, 2008 the Bank identified approximately $41.0 million of potential problem loans, primarily single family construction and land development loans located in Snohomish and Pierce counties. Potential problem loans are loans that do not yet meet the criteria for placement on non-accrual status, but where known information about the possible credit problems of the borrowers causes management to have serious concerns as to the ability of the borrower to comply with present loan repayment terms, and may result in the future inclusion of such loans in the non-accrual category. If we don't see improvement in the single family housing sector, these numbers could grow materially.

     The majority of the Corporation's loan portfolio consists of commercial loans and single-family residential loans secured by real estate in the Whatcom, Skagit, Snohomish, King and Pierce County areas of Washington. Regional economic conditions are softening, particularly in Snohomish County, where housing inventories are increasing and the overall sales activity is slowing. For example, at September 30, 2008, data indicates that the Snohomish County market has 15.6 months of available housing inventory (using September 2008 actual sales versus available inventory) according to RealEstats, Inc. As a comparison, housing inventory was shown at 11.4 months at March 31, 2008 and 8.5 months at September 30, 2007. In Pierce County, housing inventory at September 30, 2008 was shown at
11.1 months, compared to 12.4 months in March 2008 and 10.0 months in September 2007. Inventory levels in King County are also worth noting, as low levels and the higher price of homes helped support the activity in Snohomish and Pierce counties in recent years, as buyers migrated to the more affordable and more available options in these counties, as compared to King County. At September 30, 2008, housing inventory levels in King County were 8.6 months, compared to 8.0 months at March 31, 2008 and 6.1 months at September 30, 2007. Additional details on the geographic distribution of the Bank's non-performing assets ("NPAs") are presented in the tables below.

     The allowance for loan losses at September 30, 2008 represents management of the Bank's best estimate of losses inherent in the loan portfolio, given the changing portfolio mix and the current economic environment. While the Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase or decrease its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document. Any material increase in the allowance for loan losses would adversely affect the Bank's financial condition and results of operations.

     Non-Performing Assets. As of September 30, 2008, there were three loans in the loan portfolio over 90 days delinquent and accruing interest and 23 loan relationships on nonaccrual status. At September 30, 2008, total non-performing loans were $78.4 million compared to $11.6 million at March 31, 2008 and $6,000 at September 30, 2007. The Bank had two properties in the real estate owned category totaling $1.9 million at September 30, 2008. Total non-performing assets represented $80.2 million, or 5.53% of total assets at September 30, 2008 compared to $12.2 million or 0.88% of total assets at March 31, 2008 and $731,000 or .05% of total assets at September 30, 2007.

     The following tables summarize the Bank's non-performing assets:

                                                         As of September 30,
                                                         -------------------
     Non-performing assets                                 2008      2007
                                                          ------    ------
     (Dollars in thousands)

     Accruing loans - 90 days past due                   $   589    $   -
     Non-accrual loans                                    77,781        6
                                                         -------    -----
     Total non-performing loans                           78,370        6
     Real estate owned                                     1,859      725
                                                         -------    -----
     Total non-performing assets                         $80,229    $ 731
                                                         =======    =====
     Total non-performing loans/gross loans                 6.19%    0.00%
     Total non-performing assets/total assets               5.53%    0.05%
     Total non-performing assets/total capital
       plus reserves                                       54.31%    0.50%
19

     The majority of the Bank's non-performing assets are for construction projects in Snohomish County. The following table summarizes the Bank's total (NPAs at September 30, 2008 by county and by type of loan :

Non-performing                                                           % of
 Assets by         Whatcom  Skagit  Snohomish   King    Pierce   Total  Total
Type of Loan        County  County    County   County   County    NPAs   NPAs
                   -------  ------  ---------  ------   ------   -----  ------
(dollars in
 thousands)

One-to-four family
 residential      $   26     $547    $ 1,169  $     -   $     -  $ 1,742    2%
One-to-four family
 construction          -        -          -        -     1,417    1,417    2
                  ------     ----    -------  -------   -------  -------  ---
Subtotal              26      547      1,169        -     1,417    3,159    4
Commercial land
 development       8,862        -      6,077        -     4,540   19,479   24
Commercial
 construction (1)      -        -     18,528   22,896    15,546   56,970   71
Multi family
 residential           -        -          -        -         -        -    -
Commercial real
 estate                -        -          -        -         -        -    -
Commercial loans       -        -          -        -       500      500    1
Home equity
 secured             100       16          -        -         -      116    -
Other consumer
 loans                 5        -          -        -         -        5    -
Subtotal           8,967       16     24,605   22,896    20,586   77,070   96
                  ------     ----    -------  -------   -------  -------  ---
Total non-
 performing
 assets           $8,993     $563    $25,774  $22,896   $22,003  $80,229  100%
                  ======     ====    =======  =======   =======  =======  ===

(1) The commercial construction totals include $29.4 million in condominium construction projects, with the majority of the remaining balance consisting of various commercial speculative one-to-four family construction projects.

     Construction and land development, commercial real estate and multi-family real estate loans have larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. Further, while the Bank believes that the loss potential for its non-performing assets is properly reserved currently, the Bank is closely watching its construction and land development loan portfolio, and believes there is a potential for significant additions to non-performing loans, charge-offs, provisions for loan and lease losses, and/or real estate owned in the future if the housing market conditions do not improve.

     The Bank has added personnel and redirected the duties of certain lending staff members to address the needs of these special credits. Our Chief Credit Officer and Chief Lending Officer are actively managing the Bank's work-out problem credits, with attention to marketing existing non-performing assets, working with borrowers, and working to obtain control of properties, where necessary. In addition, the Bank is working with certain borrowers to enhance their marketing efforts by providing attractive financing programs to buyers of homes currently financed by the Bank.

     Other Real Estate Owned. Other real estate owned ("OREO") is carried at the lesser of book value or market value less selling costs. The costs related to maintenance and repair or other costs of such properties, are generally expensed with any gains or shortfalls from the ultimate sale of OREO being shown in other noninterest income or expense.

     The following table summarizes changes in the OREO portfolio during the three and six months ended September 30, 2008 and 2007:

                         For the three months ended  For the six months ended
                                 September 30,             September 30,
                              2008          2007        2008          2007
                             ------        ------      ------        ------
(Dollars in thousands)

Balance at beginning of
 period                     $ 2,764         $725      $   655         $725
Additions to OREO               304            -        2,413            -
Valuation adjustments          (160)           -         (160)           -
Disposition of OREO          (1,049)           -       (1,049)           -
                            -------         ----      -------         ----
Balance at end of period    $ 1,859         $725      $ 1,859         $725
                            =======         ====      =======         ====

     The Corporation recognized $175,000 in losses related to the disposition of four properties during the three and six months ended September 30, 2008. At September 30, 2008 there were two properties held in OREO, both located in Snohomish County, totaling $1.9 million and were considered non-performing assets.

     Management of the Bank continually evaluates loans in nonaccrual status for the possibility of foreclosure or deed in lieu, at which point these loans would then become OREO. Management views this as an ordinary part of the collection process and efforts are continually maintained to reduce and minimize such nonperforming assets.

Comparison of Operating Results for the Three Months Ended September 30, 2008
-----------------------------------------------------------------------------
and September 30, 2007
----------------------

     General. The Corporation recognized a net loss of $4.6 million for the three months ended September 30, 2008 compared to net income of $4.9 million for the three months ended September 30, 2007. Diluted loss per share for the three months ended September 30, 2008 was $(0.39) on weighted average diluted shares outstanding of 11,940,064, compared to diluted earnings per share of $0.40 on weighted average diluted shares of 12,256,797 for the three months ended September 30, 2007.

     Net Interest Income. Net interest income before provision for loan losses for the three months ended September 30, 2008 decreased $3.0 million or 21.7% to $10.9 million from $13.9 million for the comparable period in 2007. Interest on loans for the quarter ended September 30, 2008 decreased 20.4% to $19.8 million, from $24.9 million for the comparable quarter a year ago. This decrease was a result of a combination of factors, including 275 basis points in Prime rate decreases from the prior year. The Bank's loan portfolio includes over $500 million in Prime based loans, or approximately 40% of gross loans outstanding, and each quarter point decrease in the Prime lending rate equates to an annualized decrease in interest income on those types of loans of over $1.0 million. Also contributing to the decline was the reversal of approximately $1.6 million in interest income due to nonaccrual loans during the quarter ended September 30, 2008 compared to no interest reversals during the three months ended September 30, 2007.

     Also included in interest income for the three months ended September 30, 2008 and 2007 were approximately $1.0 million and $1.2 million, respectively, of deferred fee income recognition. Most of these fees were related to the Bank's commercial real estate and land development loan portfolio. Real estate development loans typically are shorter term in nature so the deferred fee recognition during the effective life of the loan is greater than what would be recognized for a comparable loan fee on a longer amortizing term loan. However, due to current economic conditions, the effective life of these loans has increased similar to that of longer amortizing loans, therefore contributing to the decrease in deferred loan fee income. The table below presents an analysis of deferred fee recognition for the three months ended September 30, 2008 and 2007:

                                                   For the quarter
                                                  ended September 30,
                                                  2008          2007
                                                 ------        ------
(In thousands)

Commercial loan deferred fees                     $826         $1,070
One-to-four real estate mortgage loan
 deferred fees                                     158            162
                                                  ----         ------
   Total                                          $984         $1,232
                                                  ====         ======

     Interest on investments and mortgage-backed securities for the three months ended September 30, 2008 remained relatively unchanged at $1.0 million. Total interest income decreased 19.8% to $20.8 million at September 30, 2008 from $25.9 million in the comparable period one year ago as a result of the factors discussed above.

     Total interest paid on deposits decreased 13.4% to $8.5 million for the quarter ended September 30, 2008 from $9.8 million for the quarter ended September 30, 2007. Contributing to the decrease was an overall lower level of interest rates compared to the previous period. At September 30, 2008, approximately 70% of the Bank's deposits were in the form of certificates of deposit, including $235.5 million in brokered certificates of deposit. While management continues its efforts to increase core deposits as a funding source, the competitive marketplace for core deposit dollars has limited success in this regard. The Bank's average cost of deposits decreased 92 basis points to 3.04% for the three months ended September 30, 2008 from 3.96% for the same three months in 2007.

     Interest on borrowings decreased 37.4% to $1.3 million during the quarter ended September 30, 2008, compared to $2.1 million for the comparable period one year ago. The decreased expense in the current year was also a result of an overall lower level of interest rates during of the period. The Bank continues to utilize wholesale borrowings as an alternative liquidity source and to better manage its interest rate risk profile. The Bank's average cost of borrowings decreased 213 basis points to 2.80% for the three months ended September 30, 2008 from 4.93% for the same three months in 2007. The Bank's average cost of funds decreased 110 basis points to 3.00% for the three months ended September 30, 2008 from 4.10% for the same three months in 2007.

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

                                 For the three months ended September 30,
                         -----------------------------------------------------
                                     2008                       2007
                         -------------------------- --------------------------
                                            Average                    Average
                         Average             Yield/ Average             Yield/
                         Balance   Interest   Cost  Balance   Interest   Cost
(Dollars in thousands)   -------   --------  ------ -------   --------  ------

Interest-earning assets:
 Loans receivable      $1,246,410  $19,808   6.36% $1,114,386  $24,881   8.90%
 Investment securities     55,505      451   3.25      59,765    1,237   4.17
 Mortgage-backed
  securities               38,252      498   5.21      30,971      789   5.04
                       ----------  -------   ----  ----------  -------   ----
   Total interest-
    earning assets      1,340,167   20,757   6.20   1,186,049   50,791   8.56

Interest-bearing
 liabilities:
 Deposits               1,118,799    8,499   3.04     981,617   19,285   3.93
 Borrowings               190,443    1,334   2.80     166,779    4,122   4.94
                       ----------  -------   ----  ----------  -------   ----
   Total interest-
    bearing
    liabilities         1,309,242    9,833   3.00   1,148,396   23,407   4.08
                                   -------                     -------

Net interest income                $10,924                     $27,384
                                   =======                     =======

Interest rate spread                         3.19%                       4.49%
Net interest margin                          3.26%                       4.62%

Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                               102.36%                     103.28%

     Noninterest Income. Noninterest income for the three months ended September 30, 2008 decreased 8.3% to $1.5 million compared to $1.6 million for the same period a year ago. Service fee income decreased 10.8% to $819,000 for the quarter ended September 30, 2008 from $918,000 for the same quarter in the prior period due in large part to the decrease in loan origination and related fees. The Bank originated $72.2 million in loans during the quarter ended September 30, 2008 compared to $173.1 million for the quarter ended September 30, 2007. The net gain on the sale of loans servicing released decreased 15.3% to $146,000 for the quarter ended September 30, 2008 from $173,000 in the comparable period one year ago due primarily to the slowing housing market resulting in a reduction in the Corporation's mortgage banking activity. The Bank continued its practice of selling most of its single-family long term fixed rate loan production into the secondary market.

     There was a net loss on sales of investment securities of $777,000 for the three months ended September 30, 2008 compared to no gain or loss for the three months ended September 30, 2007. The loss resulted from the Bank electing to take a redemption in-kind distribution for its $5.0 million investment in the AMF family of mutual funds, due to the continuing decline in the net asset value precipitated by the unprecedented disruption in the mortgage backed securities markets. Other noninterest income for the quarter increased 150.0% to $1.3 million for the quarter ended September 30, 2008 from $516,000 for the three months ended September 30, 2007. During the quarter ended September 30, 2008, the Bank realized $767,000 in death benefits from the settlement of a bank owned life insurance policy.

     Noninterest Expense. Noninterest expense for the three months ended September 30, 2008 increased 8.9% to $8.1 million from $7.5 million for the comparable quarter one year ago. Compensation and employee benefits remained relatively unchanged at $4.3 million for the quarters ended September 30, 2008 and the same period last year. Building occupancy for the quarter ended September 30, 2008 was also unchanged at $1.2 million as compared to the quarter ended September 30, 2007. Other noninterest expense increased 39.8% to $2.1 million for the quarter ended September 30, 2008 from $1.5 million in the quarter ended September 30, 2007 as a result of increased FDIC insurance premiums of approximately $185,000 over the prior period as a result of approximately $214,000 in FDIC deposit insurance assessments in the quarter ended September 30, 2008. The Federal Deposit insurance Reform Act of 2005 provided banks with a one-time assessment credit to be used against future premiums. For Horizon, that amounted to a credit of approximately $649,000. This credit was utilized beginning April 1, 2007 and was fully depleted at
June 30, 2008, accounting for the difference between these periods.    Also
contributing to the increase over the prior period was losses realized on the sale of OREO of $335,000 as well as additional expenses related to non-performing assets, including legal, appraisal and related expenses.

Comparison of Operating Results for the Six Months Ended September 30, 2008
---------------------------------------------------------------------------
and September 30, 2007
----------------------

     General. The Corporation realized a net loss of $2.6 million for the six months ended September 30, 2008 compared to net income of $9.9 million for the six months ended September 30, 2007. Diluted loss per share for the six months ended September 30, 2008 was $(0.22) on weighted average diluted shares outstanding of 11,917,065, compared to diluted earnings per share of $0.81 on weighted average diluted shares of 12,299,405 for the six months ended September 30, 2007.

     Net Interest Income. Net interest income before provision for loan losses for the six months ended September 30, 2008 decreased 19.1% to $22.2 million from $27.4 million for the comparable period in 2007. Interest on loans for the six months ended September 30, 2008 decreased 17.5% to $40.3 million, from $48.8 million for the comparable period a year ago. This decrease was a result of a combination of factors, including 275 basis point reductions in the prime lending rate from September 2007 to September 2008. Each 25 basis point decline in the rate equates to more than $1.0 million in interest on an annual basis. Also contributing to this decline was approximately $2.3 million in non-accrual interest related to the increase in non-accrual loans during the six months ended September 30, 2008 compared to no interest reversals for the six months ended September 30, 2007.

     Also included in interest income for the six months ended September 30, 2008 and 2007 were $2.1 million and $2.6 million, respectively, of deferred fee income recognition. Most of these fees were related to the Bank's commercial real estate and land development loan portfolio for the six months ended September 30, 2008 and 2007. These development loans typically are shorter term in nature, so the deferred fee recognition during the life of the loan is greater than what would be recognized for a comparable loan fee on a longer amortizing loan. However, because of current economic conditions, the effective life of these loans has increased similar to that of longer amortizing loans, therefore contributing to the decrease in deferred loan fee income. The table below presents an analysis of deferred fee recognition for the six months ended September 30, 2008 and 2007:

                                                   For the six months
                                                   ended September 30,
                                                  2008             2007
(In thousands)                                   ------           ------

Commercial loan deferred fees                    $1,796           $2,216
One-to-four real estate mortgage loan
 deferred fees                                      336              359
                                                 ------           ------
   Total                                         $2,132           $2,575
                                                 ======           ======

     Interest on investments and mortgage-backed securities decreased 5.7% to $1.9 million for the six months ended September 30, 2008 from $2.0 million for the comparable period a year ago. Total interest income decreased 17.0% to $42.2 million at September 30, 2008 from $50.8 million in the comparable period one year ago as a result of the factors discussed above.

     Total interest paid on deposits decreased 11.4% to $17.1 million for the six months ended September 30, 2008 from $19.3 million for the six months ended September 30, 2007, as a result of overall lower interest rates during the six months ended September 30, 2008 compared to the previous period. At September 30, 2008, approximately 70% of the Bank's deposits were in the form of certificates of deposit, including $235.5 million in brokered certificates of deposit. While management continues its efforts to increase core deposits as a funding source, the competitive marketplace for core deposit dollars has resulted in only moderate success in this regard. The Bank's average cost of deposits decreased 79 basis points to 3.14% for the six months ended September 30, 2008 from 3.93% for the same six months in 2007.

     Interest on borrowings decreased 29.0% to $2.9 million during the six months ended September 30, 2008, compared to $4.1 million for the comparable period one year ago. The decreased expense in the current year was a result of a declining interest rate environment during most of the period. The Bank continues to carry wholesale borrowings as an alternative liquidity source and to better manage its interest rate risk profile. The Bank's average cost of borrowings decreased 210 basis points to 2.84% for the six months ended September 30, 2008 from 4.94% for the same six months in 2007. The Bank's average cost of funds decreased 99 basis points to 3.09% for the six months ended September 30, 2008 from 4.08% for the same six months in 2007.

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

                                 For the six months ended September 30,
                         -----------------------------------------------------
                                     2008                       2007
                         -------------------------- --------------------------
                                            Average                    Average
                         Average             Yield/ Average             Yield/
(Dollars in thousands)   Balance   Interest   Cost  Balance   Interest   Cost
                         -------   --------  ------ -------   --------  ------
Interest-earning assets:
 Loans receivable      $1,239,101  $40,254   6.50% $1,095,313  $48,765   8.90%
 Investment securities     52,891      916   3.46      59,765    1,237   4.14
 Mortgage-backed
  securities               38,497      994   5.16      30,971      789   5.10
                       ----------  -------   ----  ----------  -------   ----
   Total interest-
    earning assets      1,330,489   42,164   6.34   1,186,049   50,791   8.56

Interest-bearing
 liabilities:
 Deposits               1,087,478   17,087   3.14    981,617    19,285   3.93
 Borrowings               206,457    2,927   2.84    166,779     4,122   4.94
                       ----------  -------   ----  ----------  -------   ----
   Total interest-
    bearing
    liabilities         1,293,935   20,014   3.09  1,148,396    23,407   4.08
                                   -------                     -------

Net interest income                $22,150                     $27,384
                                   =======                     =======

Interest rate spread                         3.24%                       4.49%
Net interest margin                          3.33%                       4.62%

Ratio of average interest-earning
 assets to average interest-
 bearing liabilities                      102.83%                      103.28%

     Noninterest Income. Noninterest income for the six months ended September 30, 2008 increased 12.7% to $3.7 million as compared to $3.3 million for the same period a year ago. Service fee income was relatively unchanged at $1.8 million for the six month periods ended September 2008 and 2007. The net gain on the sale of loans servicing released decreased 28.1% to $350,000 for the six months ended September 30, 2008 from $487,000 in the comparable period one year ago primarily as a result of the slowing housing market resulting in a reduction in the Corporation's mortgage banking activity.
Other noninterest income increased 78.6% to $1.8 million for the six months ended September 30, 2008 from $1.0 million for the six months ended September 30, 2007 due primarily to the Bank realizing $767,000 in death benefits from the settlement of a Bank owned life insurance policy.

     Noninterest Expense. Noninterest expense for the six months ended September 30, 2008 increased 6.7% to $15.7 million from $14.7 million for the comparable six months in 2007. Compensation and employee benefits increased 4.9% for the six months ended September 30, 2008 to $8.8 million from $8.4 million for the comparable six months in 2007. Building occupancy for the six months ended September 30, 2008 increased slightly to $2.3 million as compared to the six months ended September 30, 2007. Increases in compensation and employee benefits and building and occupancy expenses resulted from the overall growth of the Bank, including the opening of a full service retail facility and mortgage loan center in Puyallup, Washington in June 2007. Other noninterest expense increased 16.3% to $3.6 million for the six months ended September 30, 2008 from $3.1 million in the six months ended September 30, 2007 as a result of increased FDIC insurance premiums of approximately $200,000 over the prior period as the one-time assessment credit for previous payments into the system was depleted in June 2008. Also contributing to the increase was losses realized on the sale of OREO of $335,000 and additional expenses related to non-performing assets, including legal, appraisal and related expenses.

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

                                           Six months ended September 30,
                                                   2008 vs. 2007
                                             Increase (Decrease) Due to
                                       --------------------------------------
                                                             Rate/
(In thousands)                         Volume      Rate     Volume     Total
                                       ------    -------    ------    -------
Interest income:
 Interest and fees on loans            $6,402   $(13,182)  $(1,731)  $(8,511)
 Investment securities and other
  interest-bearing securities              14       (129)       (1)     (116)
                                       ------   --------   -------   -------

Total interest-earning assets          $6,416   $(13,311)  $(1,732)  $(8,627)
                                       ======   ========    =======   =======

Interest expense:
 Deposit accounts                      $2,080   $ (3,861)  $  (417)  $(2,198)
 Borrowings                               981     (1,758)     (418)   (1,195)
                                       ------   --------   -------   -------

Total interest-bearing liabilities     $3,061   $ (5,619)  $  (835)  $(3,393)
                                       ======   ========    =======   =======

Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At September 30, 2008, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) of $44.3 million. In addition, the Bank has established lines of credit with the FHLB and other correspondent banks. The amounts available under these lines are in excess of $130 million at September 30, 2008.

     As of September 30, 2008, the total amortized cost of investments and mortgage-backed securities was $71.7 million compared to a market value of $71.7 million with a net unrealized loss of $11,000. As of March 31, 2008, the total amortized cost of investments and mortgage-backed securities was $77.4 million, compared to a market value of $80.4 million with a net unrealized gain of $3.0 million. The primary reasons for this change relate to management's decision to take a redemption in-kind distribution for its $5.0 million investment in the AMF family of mutual funds, as well as declining values in the Corporation's portfolio of equities, which are heavily
concentrated in the financial sector.   The Bank does not foresee any factors
that would impair its ability and intent to hold debt securities until recovery.

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

     Stockholders' equity as of September 30, 2008 was $122.2 million, or 8.4% of assets, compared to $128.3 million, or 9.2% of assets at March 31, 2008. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well-capitalized. The Bank's total risk-adjusted capital ratio as of September 30, 2008 was 10.4%, compared to 11.0% as of March 31, 2008. These figures remain above the well-capitalized minimum of 10% set by the FDIC. The Corporation continues to remain well-capitalized on all measures established under the regulatory guidelines.

     To support its capital preservation efforts, the Corporation recently reduced the cash dividend paid on its common stock. On September 30, 2008, the Corporation's Board of Directors declared a quarterly cash dividend of $0.05 per share, a 63% reduction from the dividend of $0.135 per share declared in the prior quarter. This resulted in a savings of approximately

$1 million in capital for the Corporation. No assurances can be made regarding the Corporation's ability to declare future dividends.

     The Corporation has conducted various stock buy-back programs since August 1996. In March 2008, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2009 fiscal year, allowing the Corporation to repurchase up to 2.5% of total shares outstanding, or approximately 300,000 shares. This marked the Corporation's tenth stock repurchase plan. During the three and six months ended September 30, 2008, the Corporation did not repurchase any shares.

     At this time, management does not intend to repurchase shares under the current plan, due to the current housing problems in its lending markets and
the resulting focus on preserving capital.   When the Corporation is
repurchasing shares, the number of shares of stock to be repurchased and the price to be paid is the result of many factors, several of which are outside of the control of the Corporation. The primary factors, however, are market and economic factors such as the price at which the stock is trading in the market, the number of shares available in the market; the attractiveness of other investment alternatives in terms of the rate of return and risk involved in the investment; the ability to increase the value and/or earnings per share of the remaining outstanding shares; the Corporation's liquidity and capital needs; and regulatory requirements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At September 30, 2008, the Corporation had no significant off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At September 30, 2008, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2008.

Item 4.   Controls and Procedures

     An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer, and several other members of the Corporation's senior management as of the end of the period preceding the filing date of this quarterly report. Based on this evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2008, the Corporation's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

     In the quarter ended September 30, 2008, the Corporation did not make any changes in its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting. While the Corporation believes the present designs of its disclosure controls and procedures and internal control over financial reporting are effective to achieve their goals, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures and/or internal control over financial reporting.

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

Difficult market conditions have adversely affected our industry.

     We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

     * We potentially face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

     * The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

     * We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

* Changes in economic conditions, particularly a further economic slowdown in our local markets, including Whatcom, Skagit, Snohomish, King and Pierce Counties, could hurt our business.

     Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2007, the housing and real estate sectors experienced an economic slowdown that has continued into 2008. Further deterioration in economic conditions, in particular within our primary market area in the Whatcom, Skagit, Snohomish, King and Pierce County real estate markets, could result in the following consequences, among others, any of which could hurt our business materially:

        o   loan delinquencies may increase;
        o   problem assets and foreclosures may increase;
        o   demand for our products and services may decline; and
        o collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer's borrowing power and reducing the value of assets and collateral securing our loans.

* Further downturns in the real estate markets in our primary market area could hurt our business.

     Our business activities and credit exposure are primarily concentrated in Whatcom, Skagit, Snohomish, King and Pierce Counties. Our construction and land loan portfolios, our commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market. We anticipate that further declines in the real estate markets in our primary market area will hurt our business. As of September 30, 2008, a significant portion of our loan portfolio consisted of loans secured by real estate located in our local market areas. If real estate values continue to decline the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

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

     Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008. Many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction and land development loans, multifamily loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial and multifamily and other commercial loans and home mortgages have declined and may continue to decline. Bank and holding company stock prices have been negatively affected, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders. Negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

     For the quarter and six months ended September 30, 2008 we recorded a provision for loan losses of $12.0 and $15.0 million, respectively, compared to $800,000 and $1.2 million for the quarter and six months ended September 30, 2007, which reduced our results of operations for the second quarter and first six months of 2008. We also recorded net loan charge-offs of $5.5 and $8.5 million for the quarter and six months ended September 30, 2008, respectively, compared to $39,000 and $66,000 for the quarter and six months ended September 30, 2007. We are experiencing increasing loan delinquencies and credit losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the Pacific Northwest. In addition, slowing housing and developed lot sales have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies. At September 30, 2008 our total non-performing loans had increased to $78.4 million compared to $6,000 at September 30, 2007. In that regard, our portfolio is concentrated in construction and land loans and commercial and multi-family loans, all of
which have a higher risk of loss than residential mortgage loans.   While
construction and land development loans represented 67% of our total loan portfolio at September 30, 2008 they represented 95% of our non-performing assets at that date. If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses. Moreover, if a recession occurs we expect that it would negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses. An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

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

     We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we be required by regulatory authorities or otherwise elect to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, wich could dilute your ownership interest in the Corporation.

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

There can be no assurance that recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies will help stabilize the U.S. financial system or improve the housing market.

     On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (the "EESA"), which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program ("TARP"). EESA gives broad authority to Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other "troubled assets." EESA includes additional provisions directed at bolstering the economy, including:

     * Authority for the Federal Reserve to pay interest on depository institution balances;

     *  Mortgage loss mitigation and homeowner protection;

     * Temporary increase in Federal Deposit Insurance Corporation ("FDIC") insurance coverage from $100,000 to $250,000 through December 31, 2009; and

     * Authority to the Securities and Exchange Commission (the "SEC") to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

     Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion (of which $250 billion is currently available) of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Shortly following the enactment of EESA, the Treasury announced the creation of specific TARP programs to purchase mortgage-backed securities and whole mortgage loans. In addition, under the TARP, the Treasury has created a capital purchase program, pursuant to which it proposes to provide access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier 1 capital.

     EESA also contains a number of significant employee benefit and executive compensation provisions, some of which apply to employee benefit plans generally, and others which impose on financial institutions that participate in the TARP program restrictions on executive compensation.

     EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the currently liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate, including a 50 basis point decrease on October 8, 2008; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

     In addition, the Internal Revenue Service has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an "ownership change" to utilize their pre-change net operating losses and net unrealized built-in losses. The relaxation of these limits may make significantly more attractive the acquisition of financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

     On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by financial institutions (such as Horizon Bank), bank holding companies and savings and loan holding companies (such as Horizon Financial). Financial institutions are automatically covered by this program for the 30-day period commencing October 14, 2008 and will continue to be covered as long as they do not affirmatively opt out of the program. Under the program, newly issued senior unsecured debt issued on or before June 30, 2009 will be insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding). The aggregate coverage for an institution may not exceed 125% of its debt outstanding on September 30, 2008 that was scheduled to mature before June 30, 2009. The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date. Many details of the program still remain to be worked out.

     There can be no assurance as to the actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

We are subject to various regulatory requirements and may be subject to future regulatory restrictions and enforcement actions.

     In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies, and adversely classified assets, we may be subject to increased regulatory scrutiny, regulatory restrictions, and potential enforcement actions. Such enforcement actions could place limitations on our business and adversely affect our ability to implement our business plans. Even though the Corporation remains well-capitalized in terms of its capital ratios, the regulatory agencies have the authority to restrict the Corporation's operations to those consistent with adequately capitalized institutions. For example, if the regulatory agencies were to implement such a restriction, we would likely have limitations on our lending activities and be limited in our ability to utilize brokered funds as a funding source, an area that has been a source of funds for the Corporation in recent years. In addition, the regulatory agencies have the power to limit the rates paid by the Corporation to attract retail deposits in its local markets. In addition, we may be required to provide notice to the FDIC regarding any additions or changes to directors or senior executive officers and we would not be able to pay certain severance and other forms of compensation without regulatory approval. If any of these or similar restrictions are placed on the Corporation, it would limit the resources currently available as a well-capitalized institution. No assurances can be made that the regulatory agencies will continue to consider the Corporation well-capitalized. In addition, Horizon expects to be subject to higher regulatory assessments and FDIC deposit insurance premiums than those prevailing in prior periods.

Current levels of market volatility are unprecedented.

     The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers' underlying financial strength. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

     In March 2008, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2009 fiscal year, allowing the Corporation to repurchase up to 2.5% of total shares outstanding, or approximately 300,000 shares. This marked the Corporation's tenth stock repurchase plan. The Corporation did not repurchase any shares during the three and six months
ended September 30, 2008.   Management does not intend to repurchase shares
under the current plan in the near term.

Item 3.     Defaults Upon Senior Securities

               None

Item 4.     Submission of Matters to a Vote of Security Holders

               None

Item 5.     Other Information

               As previously announced on October 24, 2008, Greg B. Spear has been hired to be Chief Financial Officer of the Corporation. Mr. Spear will begin employment with the Corporation on November 13, 2008.

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



                               HORIZON FINANCIAL CORP.



                                 By: /s/ Richard P. Jacobson
                                     ------------------------------------
                                     Richard P. Jacobson
                                     President, Chief Executive Officer &
                                     Chief Financial Officer (Interim)




                                 Dated:  November 7, 2008
                                       -------------------

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

Date:  November 7, 2008                /s/ Richard P. Jacobson
                                       -----------------------------------
                                       Richard P. Jacobson
                                       President, Chief Executive Officer &
                                       Chief Financial Officer (Interim)

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


/s/ Richard P. Jacobson
-------------------------------------
Richard P. Jacobson
President, Chief Executive Officer &
Chief Financial Officer (Interim)

Dated:  November 7, 2008