Form 10-Q
period 2008-12-31
HORIZON FINANCIAL CORP
filed 2009-02-09
CIK 1002682

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT of 1934

               For the quarterly period ended December 31, 2008
                                              -----------------

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

          Large accelerated filer           Accelerated filer            X
                                  ------                              ------
          Non-accelerated filer             Smaller reporting company
                                  ------                              ------

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act).

                                  YES       NO  X
                                      ----     ----

As of February 2, 2009, 11,976,669 common shares, $1.00 par value, were outstanding.

                             HORIZON FINANCIAL CORP.

INDEX                                                                  PAGE
-----                                                                  ----

PART 1     FINANCIAL INFORMATION

Item 1     Financial Statements (Unaudited)

           Consolidated Statements of Financial Position                 2

           Consolidated Statements of Operations                        3-4

           Consolidated Statements of Stockholders' Equity               5

           Consolidated Statements of Cash Flows                        6-7

           Selected Notes to Consolidated Financial Statements          8-13

Item 2     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                      14-29

Item 3     Quantitative and Qualitative Disclosures About
              Market Risk                                                30

Item 4     Controls and Procedures                                       30


PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                             31

Item 1A    Risk Factors                                                31-35

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds   35

Item 3     Defaults Upon Senior Securities                               36

Item 4     Submission of Matters to a Vote of Security Holders           36

Item 5     Other Information                                             36

Item 6     Exhibits                                                    36-37

           SIGNATURES                                                    38

           Exhibit Index                                                 39

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)

                               HORIZON FINANCIAL CORP.
          Consolidated Statements of Financial Position (unaudited)

                                     ASSETS
                                                   December 31,     March 31,
(In thousands, except share data)                      2008           2008
                                                   ------------     ---------

Cash and cash equivalents                          $   23,391      $   22,412
Interest-bearing deposits                              80,869           2,912
Investment securities
  Available-for-sale                                   28,425          41,241
Mortgage-backed securities
  Available-for-sale                                   39,954          39,100
  Held-to-maturity                                          9              30
Federal Home Loan Bank stock                            7,247           8,867
Loans held for sale                                     2,072           2,644
Loans receivable, net of allowance for loan losses
  of $25,309 at December 31, 2008 and $19,114 at
  March 31, 2008                                    1,187,170       1,191,478
Investment in real estate in a joint venture           17,879          17,567
Accrued interest and dividends receivable               6,598           7,916
Bank premises and equipment, net                       26,691          27,778
Deferred tax benefit                                    6,698           6,253
Income tax receivable                                   5,694               -
Bank owned life insurance                              19,999          20,308
Other real estate owned                                16,791             655
Other assets                                            2,825           3,017
                                                   ----------      ----------

TOTAL ASSETS                                       $1,472,312      $1,392,178
                                                   ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                           $1,195,424      $1,038,792
Accounts payable and other liabilities                  3,625           5,746
Borrowed funds                                        128,968         192,343
Borrowing related to investment in real estate
  in a joint venture                                   23,942          22,448
Advances by borrowers for taxes and insurance             195             414
Income tax currently payable                                -           2,174
Deferred compensation                                   1,837           1,944
                                                   ----------      ----------
    Total liabilities                               1,353,991       1,263,861
                                                   ----------      ----------

                            STOCKHOLDERS' EQUITY

  Serial preferred stock, $1 par value, 10,000,000
    shares, authorized; none issued or outstanding          -               -
  Common stock, $1 par value, 30,000,000 shares
    authorized; 11,976,669 and 11,892,208 issued
    and outstanding at December 31, 2008
    and March 31, 2008, respectively                   11,977          11,892
  Additional paid-in capital                           51,210          50,597
  Retained earnings53,99463,906
  Accumulated other comprehensive income                1,140           1,922
                                                   ----------      ----------
    Total stockholders' equity                        118,321         128,317
                                                   ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $1,472,312      $1,392,178
                                                   ==========      ==========

                (See Notes to Consolidated Financial Statements)

                            HORIZON FINANCIAL CORP.
             Consolidated Statements of Operations (unaudited)

                                                           Three months ended
                                                              December 31,
(In thousands, except share data)                            2008      2007
                                                           -------   -------
INTEREST INCOME
  Interest on loans                                       $ 18,363   $24,917
  Interest on investments and mortgage-backed
   securities                                                  862       992
                                                           -------   -------
    Total interest income                                   19,225    25,909
                                                           -------   -------
INTEREST EXPENSE
  Interest on deposits                                       8,927     9,573
  Interest on borrowed funds                                 1,019     2,536
                                                           -------   -------
    Total interest expense                                   9,946    12,109
                                                           -------   -------
    Net interest income                                      9,279    13,800

PROVISION FOR LOAN LOSSES                                   10,000       900
                                                           -------   -------
  Net interest income (loss) after provision for loan
   losses                                                     (721)   12,900
                                                           -------   -------
NONINTEREST INCOME
  Service fees                                                 747       893
  Net gain on sales of loans - servicing released               81       170
  Net gain on sales of loans - servicing retained                -         1
  Net gain on sales of investment securities                     7         -
  Other-than-temporary impairment on investment
   securities                                                 (309)        -
  Other income                                                 451       452
                                                           -------   -------
    Total noninterest income                                   977     1,516
                                                           -------   -------
NONINTEREST EXPENSE
  Compensation and employee benefits                         4,103     4,205
  Building occupancy                                         1,180     1,232
  Real estate owned/collection expense                         488        78
  FDIC insurance                                               228        29
  Data processing                                              243       234
  Advertising                                                  152       197
  Goodwill impairment                                          545         -
  Other expense                                              1,376     1,447
                                                           -------   -------
    Total noninterest expense                                8,315     7,422
                                                           -------   -------
NET INCOME (LOSS) BEFORE PROVISION (BENEFIT)
 FOR INCOME TAX                                             (8,059)    6,994

PROVISION (BENEFIT) FOR INCOME TAX                          (2,939)    2,282
                                                           -------   -------

NET INCOME (LOSS)                                          $(5,120)  $ 4,712
                                                           =======   =======

BASIC EARNINGS (LOSS) PER SHARE                            $ (0.43)  $  0.39

DILUTED EARNINGS (LOSS) PER SHARE                          $ (0.43)  $  0.39

                 (See Notes to Consolidated Financial Statements)

                            HORIZON FINANCIAL CORP.
               Consolidated Statements of Operations (unaudited)

                                                          Nine months ended
                                                             December 31,
(In thousands, except share data)                          2008       2007
                                                        --------    -------
INTEREST INCOME
  Interest on loans                                     $ 58,617    $73,683
  Interest on investments and mortgage-backed
   securities                                              2,772      3,017
                                                        --------    -------
    Total interest income                                 61,389     76,700
                                                        --------    -------
INTEREST EXPENSE
  Interest on deposits                                    26,013     28,858
  Interest on borrowed funds                               3,947      6,658
                                                        --------    -------
    Total interest expense                                29,960     35,516
                                                        --------    -------
    Net interest income                                   31,429     41,184
PROVISION FOR LOAN LOSSES                                 25,000      2,100
                                                        --------    -------
    Net interest income after provision for loan losses    6,429     39,084
                                                        --------    -------
NONINTEREST INCOME
  Service fees                                             2,526      2,692
  Net gain on sales of loans - servicing released            431        657
  Net gain (loss) on sales of loans - servicing retained      (2)        18
  Net loss on sales of investment securities                (191)         -
  Other-than-temporary impairment on investment
   securities                                               (309)         -
  Other income                                             2,258      1,463
                                                        --------    -------
    Total noninterest income                               4,713      4,830
                                                        --------    -------
NONINTEREST EXPENSE
  Compensation and employee benefits                      12,943     12,632
  Building occupancy                                       3,482      3,493
  REO/collection expense                                   1,133        121
  FDIC insurance expense                                     487         85
  Data processing                                            728        713
  Advertising                                                589        612
  Goodwill impairment                                        545          -
  Other expense                                            4,107      4,473
                                                        --------    -------
  Total noninterest expense                               24,014     22,129
                                                        --------    -------
NET INCOME (LOSS) BEFORE PROVISION (BENEFIT)
FOR INCOME TAX                                           (12,872)    21,785

PROVISION (BENEFIT) FOR INCOME TAX                        (5,167)     7,144
                                                        --------    -------

NET INCOME (LOSS)                                       $ (7,705)   $14,641
                                                        ========    =======

BASIC EARNINGS (LOSS) PER SHARE                         $  (0.65)   $  1.21
                                                        ========    =======

DILUTED EARNINGS (LOSS) PER SHARE                       $  (0.65)   $  1.19
                                                        ========    =======

               (See Notes to Consolidated Financial Statements)
4

                                         HORIZON FINANCIAL CORP.
                            Consolidated Statements of Stockholders' Equity
                              Nine Months Ended December 31, 2008 and 2007
                                              (unaudited)
                                                                           Accumulated
                                                                              Other                 Total
                                  Common Stock                               Compre-               Compre-
                             ---------------------  Additional               hensive    Stock-     hensive
                              Number of               Paid-In    Retained    Income     holders'   Income
(In thousands)                Shares       At Par     Capital    Earnings    (Loss)     Equity     (Loss)
                              ---------   --------   ---------   ---------  ----------  --------   -------

BALANCE, March 31, 2007        12,254      $12,254    $ 51,489    $56,770     $3,342     $123,855
Comprehensive income
 Net income                         -            -           -      14,641         -       14,641   $14,641
 Other comprehensive income
  (loss)
  Change in unrealized losses
   on available-for-sale
   securities, net tax benefit
   of $512                          -             -           -          -       (951)       (951)     (951)
                                                                                                    -------
  Total other comprehensive
   (loss)                                                                                              (951)
                                                                                                    -------
Comprehensive income                                                                                $13,690
                                                                                                    =======
Cash dividends on common
 stock at $.395/sh                  -             -           -     (4,780)         -      (4,780)
Stock options exercised            16            16          85          -          -         101
Stock award plan                    9             9         465          -          -         474
Tax benefit associated with
 stock options                      -             -          43          -          -          43
Retirement of treasury stock     (280)         (280)     (1,243)    (3,922)         -      (5,445)
                               ------       -------     -------    -------     ------    --------
BALANCE, December 31, 2007     11,999       $11,999     $50,839    $62,709     $2,391    $127,938
                               ======       =======     =======    =======     ======    ========
BALANCE, March 31, 2008        11,892       $11,892     $50,597    $63,906     $1,922    $128,317
Comprehensive income (loss)
 Net (loss)                         -             -           -     (7,705)         -      (7,705)  $(7,705)
 Other comprehensive income
  (loss)
  Reclassification for net
   losses realized in income,
   net tax benefit of $175          -             -           -          -        326         326       326
  Change in unrealized losses
   on available-for-sale
   securities, net tax
   benefit of $596                  -             -           -          -     (1,108)     (1,108)   (1,108)
                                                                                                    -------
  Total other comprehensive
   income (loss)                                                                                       (782)
                                                                                                    -------
Comprehensive (loss)                                                                                $(8,487)
                                                                                                    =======
Cash dividends on common
 stock at $.185/sh                  -             -           -     (2,207)         -      (2,207)
Dividend reinvestment plan         41            41         258          -          -         299
Stock options exercised            20            20         114          -          -         134
Stock award plan                   24            24         237          -          -         261
Tax benefit associated with
 stock options                      -             -           4          -          -           4
                               ------       -------     -------    -------     ------    --------
BALANCE, December 31, 2008     11,977       $11,977     $51,210    $53,994     $1,140    $118,321
                               ======       =======     =======    =======     ======    ========

                                 (See Notes to Consolidated Financial Statements)


                            HORIZON FINANCIAL CORP.
               Consolidated Statements of Cash Flows (unaudited)

                                                           Nine Months Ended
(In thousands)                                                December 31,
                                                           2008       2007
                                                        ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                     $  (7,705)  $  14,641
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
  Depreciation and amortization                             2,715       1,819
  Stock award plan compensation                               261         474
  Provision for deferred income tax                            39        (106)
  Provision for loan losses                                25,000       2,100
  Provision for loss - Other Real Estate Owned                             70
  Loss on sale of investment securities                       191           -
  Other-than-temporary impairment on investment
   securities available for sale                              309           -
  Loss on sale of real estate owned                           373           -
  Goodwill impairment                                         545           -
  Excess tax benefits from the exercise of stock
   options                                                     (4)        (43)
  Net gain on mortgage loans held for sale                   (431)       (657)
  Proceeds from sales of mortgage loans held for sale      37,819      59,842
  Origination of mortgage loans held for sale             (36,816)    (57,253)
Changes in assets and liabilities:
  Accrued interest and dividends receivable                 1,318      (1,255)
  Interest payable                                            290      (1,429)
  Federal income tax receivable                            (7,868)     (1,516)
  Other assets                                                (41)     (1,029)
  Other liabilities                                        (1,131)     (1,706)
                                                        ---------   ---------
    Net cash flows from operating activities               14,864      13,952
                                                        ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in interest-bearing deposits, net            (77,957)      2,594
  Purchases of investment securities -
   available-for-sale                                      (6,000)    (15,065)
  Proceeds from sales and maturities of
   investment securities - available-for-sale              14,149      18,155
  Purchases of mortgage-backed securities -
   available-for-sale                                      (2,728)    (10,176)
  Proceeds from sales and maturities of
   Investment securities - held-to-maturity                     -         370
  Proceeds from maturities of mortgage-backed
   securities - available-for-sale                          4,775       4,336
  Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                               21         101
  Redemption of Federal Home Loan Bank Stock                1,620           -
  Net change in loans                                     (39,756)   (138,118)
  Proceeds from the sale of other real estate owned         1,440           -
  Purchases of bank premises and equipment                   (512)     (2,065)
  Net change in investment in real estate in a joint
   venture                                                   (312)       (306)
                                                        ---------   ---------
    Net cash flows from investing activities             (105,260)   (140,174)
                                                        ---------   ---------

                            HORIZON FINANCIAL CORP.
               Consolidated Statements of Cash Flows (unaudited)
                                (continued)
                                                           Nine Months Ended
(In thousands)                                                December 31,
                                                           2008       2007
                                                        ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                  156,632      34,645
  Advances from borrowed funds                            186,506     586,340
  Repayments of borrowed funds                           (249,881)   (502,500)
  Advances on borrowing related to investment in
   real estate in a joint venture                           1,494       1,704
  Common stock issued, net                                    433         101
  Tax benefit associated with stock options                     4          43
  Cash dividends paid                                      (3,813)     (4,692)
  Treasury stock purchased                                      -      (5,445)
                                                        ---------   ---------
    Net cash flows from financing activities               91,375     110,196
                                                        ---------   ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                       979     (16,026)

CASH AND CASH EQUIVALENTS, beginning of period             22,412      40,833
                                                        ---------   ---------
CASH AND CASH EQUIVALENTS, end of period                $  23,391   $  24,807
                                                        =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest              $  29,670   $  36,945
                                                        =========   =========
  Cash paid during the period for income tax            $   4,100   $   8,717
                                                        =========   =========
  Transfer of loans to other real estate owned          $  18,313   $       -
                                                        =========   =========
  Bank financed sale of other real estate owned         $     364   $       -
                                                        =========   =========
  In-kind distribution for mutual funds                 $   3,278   $       -
                                                        =========   =========

                (See Notes to Consolidated Financial Statements)

                           HORIZON FINANCIAL CORP.
             SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                 (unaudited)

NOTE 1 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation
---------------------

     The consolidated financial statements as of and for the three and nine months ended December 31, 2008 and 2007, include the accounts of Horizon Financial Corp. ("Horizon Financial" or the "Corporation"), and its wholly-owned subsidiary Horizon Bank ("Horizon Bank" or the "Bank"), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has not engaged in any significant activity other than holding the stock of the Bank.

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

     Certain reclassifications have been made to prior financial statements to conform with the current presentation. These reclassifications have no effect on operations, equity, or earnings (loss) per share.

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the three and nine month periods ended December 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. Annual Report on Form 10-K for the year ended March 31, 2008.

Consolidation of Real Estate Joint Venture
------------------------------------------

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46R, Consolidation of Variable Interest Entities. FIN 46R explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies to variable interest entities in which an enterprise holds a variable interest. In October 2004, the Bank's wholly-owned subsidiary, Westward Financial Services, Inc. ("Westward Financial"), entered into a real estate development joint venture with Greenbriar Northwest LLC ("GBNW"), an established residential land development company headquartered in Bellingham, Washington. The Corporation believes that GBNW is a variable interest entity with the Corporation as the primary beneficiary. Under FIN 46R, GBNW is consolidated in the Corporation's consolidated balance sheet.
The Corporation also accounts for the portion not owned by Westward Financial, as a minority interest, which is included in other liabilities. The investment in real estate is recorded as an asset and the related debt is recorded as the Corporation's liability. As of December 31, 2008, the real estate joint venture had a carrying amount of approximately $17.9 million, with a related borrowing of approximately $23.9 million. No income is currently being recognized in the Corporation's financial statements; however, in accordance with FIN 46R, the related funding expense is included in the Corporation's interest on other borrowings expense which was approximately $34,000 and $134,000 for the three months ended December 31, 2008 and 2007, respectively, and $173,000 and $426,000 for the nine months ended December 31, 2008 and 2007, respectively.

NOTE 2 - Stockholders' Equity

Earnings (Loss) Per Share
-------------------------

     The following table illustrates the reconciliation of weighted average shares, as adjusted, used for earnings (loss) per share for the noted periods:

                                   Three Months Ended      Nine Months Ended
                                      December 31,            December 31,
                                   ------------------     -------------------
                                    2008       2007        2008        2007
                                   ------     ------      ------      ------
Basic weighted average shares
 outstanding                    11,970,478  12,064,265  11,934,934  12,148,772

Dilutive shares                          -      93,200           -     103,548
                                ----------  ----------  ----------  ----------
Diluted weighted average shares
 outstanding                    11,970,478  12,157,465  11,934,934  12,252,320
                                ==========  ==========  ==========  ==========

Ant-dilutive shares outstanding
 related to options to acquire
 the Corporation's common stock    164,144      45,998     125,802      16,506
                                ==========  ==========  ==========  ==========

Cash Dividend Declared
----------------------

     On December 22, 2008, the Corporation announced its decision to suspend the quarterly cash dividend previously paid on shares of its common stock.

NOTE 3 - Share Based Payment and Stock Option and Restricted Stock Award Plans

Share Based Payment
-------------------

     The Corporation adopted Statement of Financial Accounting Standard ("SFAS" or "Statement") No. 123R, Share-Based Payment, on April 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after March 31, 2006 are measured and accounted for in accordance with Statement No. 123R. Also under this method, expense is recognized for unvested awards that were granted prior to April 1, 2006 based upon the fair value determined at the grant date under Statement No. 123, Accounting for Stock-based Compensation. For the three and nine months ended December 31, 2008, the Corporation recognized $69,000 and $261,000 in stock option and restricted stock award compensation expense, net of tax, as a component of salaries and benefits, compared to $191,000 and $474,000 for the
three and nine months ended December 31, 2007.   As of December 31, 2008 and
2007, there was approximately $243,000 and $749,000, respectively, of total unrecognized compensation cost related to nonvested options and restricted stock awards which is scheduled to amortize over the next three years. The Corporation measures the fair value of each stock option grant at the date of grant, using the Black Scholes option pricing model. The following assumptions were used in arriving at the fair value of options granted during the nine months ended December 31, 2008:

                                       Nine Months Ended
                                       December 31, 2008
                                       -----------------

     Risk-free interest rate                 1.00%
     Dividend yield rate                     0.00%
     Price volatility                       78.14%
     Expected life of options             5.90 years

     The Corporation may grant awards, typically options and restricted stock, for a maximum of 937,500 shares, as adjusted, of authorized common stock to certain officers and key employees under the 2005 Incentive Stock Plan. These awards may or may not vest immediately upon issuance based on the terms established by the Board of Directors. All awards are generally exercisable within one to five years from the date of grant and, in the case of option awards, expire after ten years. Dividends are paid on restricted stock grants during the restricted period. All options are granted at an exercise price equal to the fair market value (average of the high and low price for the day) of the Corporation's commons stock on the date of grant. Dividends are not paid on any option awards until the option is exercised by the recipient.

NOTE 3 - Share Based Payment and Stock Option and Restricted Stock Award Plans (continued)

     The following table summarizes the stock option activity for the nine months ended December 31, 2008 under both the 1995 and 2005 stock plans:

                                                        Weighted
                                            Weighted     average
                                  Out-       average    remaining   Aggregate
                                standing    exercise   contractual  intrinsic
                                 under        price       term      value (in
Stock Options                    plan       per share  (in years)   thousands)
-------------                   -------     ---------  ----------   ---------

Balance, March 31, 2008         193,076      $  12.44
  Granted                         7,000          3.90
  Exercised                     (20,161)         6.64
  Forfeited, expired or
   cancelled                    (11,194)        14.09
                                -------      --------     ----       -------
Balance, December 31, 2008      168,721      $  12.67     5.06       $     2
                                =======      ========     ====       =======

Exercisable, December 31, 2008  126,148      $  11.39     3.88       $     -
                                =======      ========     ====       =======

     The total intrinsic value, the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date, of options exercised for the nine months ended December 31, 2008 and 2007 was $0 and $178,000, respectively.

     The following table summarizes the award activity for the nine months ended December 31, 2008 under the 2005 stock plan:

                                                        Weighted
                                            Weighted     average
                                  Out-       average    remaining
                                standing      grant   contractual
                                 under        price       term
Restricted Stock Awards          plan       per share  (in years)
-----------------------         -------     ---------  ----------

Balance, March 31, 2008         51,761       $ 20.66
  Granted                             -            -
  Released                      (23,234)       20.76
  Forfeited, expired or
   cancelled                     (4,819)       20.54
                                 ------      -------      ----
Balance, December 31, 2008       23,708      $ 20.58      0.72
                                 ======      =======      ====

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

     SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

     The following is a description of the valuation methodologies of financial assets on a recurring or nonrecurring basis:

     Investments in debt and equity securities: Securities available for sale are recorded at fair value on a recurring basis. Fair value is determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1) or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily available (Level 2).

     Impaired loans: A loan is considered impaired when, based upon currently known information, it is deemed probable that the Corporation will be unable to collect all amounts due as scheduled according to the original terms of the agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, based on the loan's observable market price or the fair value of the collateral based on an appraisal, if the loan is collateral dependent. Impaired loans, which are collateral dependent, are included in the nonrecurring basis table below.

     The following table presents the Corporation's financial assets measured at fair value on a recurring basis at December 31, 2008 (in thousands):

                                Level 1     Level 2     Level 3     Total
                                -------     -------     -------    -------
    Assets
    Investment securities       $ 1,174     $67,205     $     -    $68,379
                                -------     -------     -------    -------
    Total                       $ 1,174     $67,205     $     -    $68,379
                                =======     =======     =======    =======

     The following table presents the Corporation's assets measured at fair value on a nonrecurring basis at December 31, 2008 (in thousands):

                                Level 1     Level 2     Level 3     Total
                                -------     -------     -------    -------
    Assets
    Impaired loans              $     -     $     -     $82,451    $82,451
                                -------     -------     -------    -------
    Total                       $     -     $     -     $82,451    $82,451
                                =======     =======     =======    =======

     In accordance with FASB Statement 114, Accounting by Creditors for Impairment of a Loan, impaired loans, with carrying amounts of $82.5 million had specific valuation allowances totaling $13.3 million at December 31, 2008, which were included in the allowance for loan losses.

NOTE 5 - Goodwill
-----------------

     Goodwill generally arises from business combinations accounted for under the purchase method. Goodwill that is deemed to have an indefinite life as a result of a purchase business combination is not subject to amortization and is instead tested for impairment no less than annually.

     As a result of the Corporation's market capitalization being less than its total stockholders' equity at December 31, 2008, the Corporation performed a valuation analysis to assist us in determining whether and to what extent the goodwill asset was impaired. The accounting rules with respect to goodwill require that we compare the implied fair value of goodwill to the carrying amount of goodwill on the Corporation's balance sheet. Upon completion of the analysis, management eliminated the carrying amount of the goodwill with a charge to earnings for the entire amount. This impairment charge had no effect on the Corporation's or the Bank's cash balances, liquidity or regulatory ratios. The following table presents the changes in goodwill for the nine months ended December 31, 2008:

                                    For the nine months ended
                                       December 31, 2008
                                       -----------------
    (In thousands)

    Balance, beginning of period             $ 545
    Goodwill write-off                        (545)
                                             -----
    Balance, end of period                   $   -
                                             =====

NOTE 6 - Investments
--------------------

     The Corporation reviews investment securities on an ongoing basis for the presence of OTTI, taking into consideration current market conditions, fair value in relationship to cost, extent and nature of the change in fair value, issuer rating changes and trends, its ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors.

     During the quarter ended December 31, 2008, the Corporation recorded a $309,000 OTTI and is included in noninterest income. Charges of $309,000 related to 15 non-agency collateralized mortgage obligations in investments available for sale where the default rates, declines in investment ratings and loss severities of the underlying collateral indicate credit losses are expected to occur. These securities were valued by third party pricing services using readily available market quotes. There were no similar charges recorded during the three or nine months ended December 31, 2007.

NOTE 7 - Impact of New Accounting Pronouncements
------------------------------------------------

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

     In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for The Asset Is Not Active ("FSP 157-3). FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The FSP is intended to address the following application issues: (a) how the reporting entity's own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value; (b) how available observable inputs in a market that is not active should be considered when measuring fair value; and
(c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. FSP 157-3 is effective on issuance, including prior periods for which financial statements have not been issued. The Corporation adopted FSP 157-3 for the quarter ended December 31, 2008 and the effect of adoption on the consolidated financial statements was not material.

     In December 2008, the FASB has issued FASB Staff Position (FSP) FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. FSP 140-4 requires additional disclosures by public companies about transfers of financial assets and interests in variable interest entities. The FSP amends both FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and FASB Interpretation (FIN) No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, to require:
     * Additional disclosures about transferors' continuing involvements with transferred financial assets;
     * Additional disclosures about a public entities' (including sponsors) involvement with variable interest entities;
     * Disclosures by a public enterprise that is: (a) a sponsor of a qualifying special-purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE; and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.

     The Corporation adopted FSP 140-4 and FIN 46(R)-8 for the quarter ended December 31, 2008 and the effect of the adoption on the consolidated financial statements was not material.

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

Forward Looking Statements
--------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations and this Form 10-Q contain certain forward-looking statements which are based on assumptions and describe future plans, strategies and expectations of the Corporation. Management desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Corporation of the protections of the safe harbor with respect to all
forward-looking statements in this Form 10-Q.    These forward-looking
statements are generally identified by use of the word "believe," "expect," "intend," "anticipate," "estimate," "project," or similar words. The Corporation's ability to predict results of the actual effect of future plans or strategies is uncertain. Factors which could cause actual results to differ materially include, but are not limited to, the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; results of examinations of us by the Federal Reserve and our savings bank subsidiary by the Federal Deposit Insurance Corporation, the Washington Department of Financial Institutions or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, impose restrictions on our operations or require us to increase our reserve for loan losses or to write-down assets; our ability to control operating costs and expenses; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we have acquired or may in the future acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates and dispose of real estate we may acquire as a result of loan foreclosures; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board; war or terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks detailed in the Corporation's reports filed with the Securities and Exchange Commission, including the Annual Report
on Form 10-K for the fiscal year ended March 31, 2008.   The Corporation
undertakes no responsibility to update or revise any forward-looking statements. These risks and uncertainties should be considered in evaluating forward-looking statements and you should not rely too much on these statements.

General
-------

     Horizon Financial was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank effective October 13, 1995. At December 31, 2008, Horizon Financial had total assets of $1.47 billion, total deposits of $1.20 billion and total equity of $118.3 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

     The Bank (a subsidiary of Horizon Financial) was organized in 1922 as a Washington State chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979, the Bank converted to a Washington State chartered mutual savings bank. On August 12, 1986, the Bank converted to a state chartered stock savings bank under the name "Horizon Bank, a savings bank". The Bank became a member of the Federal Home Loan Bank ("FHLB") of Seattle in December 1998. Effective March 1, 2000, the Bank changed its name to its current name, "Horizon Bank". Effective August 1, 2005, the Bank converted from a state chartered savings bank to a state chartered commercial bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits.

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

Business Strategy
-----------------

     The Corporation's business strategy is to operate Horizon Bank as a well-capitalized, profitable and independent community bank, dedicated to a diversified base of commercial lending, home mortgage lending, consumer lending, small business lending and providing quality financial services to local personal and business customers. The Corporation has sought to implement this strategy by: (i) focusing on commercial banking opportunities;
(ii) continuing efforts towards the origination of residential mortgage loans, focusing on loans eligible for sale in the secondary market; (iii) providing high quality, personalized financial services to individuals and business customers and communities served by its branch network; (iv) selling many of its fixed rate mortgages to the secondary market; (v) focusing on asset quality; (vi) containing operating expenses; and (vii) maintaining capital in excess of regulatory requirements combined with prudent growth. In the past, this strategy included a focus on residential construction and development lending; however this is not part of the future strategy of the Corporation, as the focus now is on diversifying the balance sheet and decreasing its concentration in this area.

     As a result of the downturn in the economy and the net losses realized for the three and nine months ended December 31, 2008, the Bank's efforts are focused primarily on improving asset quality, capital preservation, expense reduction, managing liquidity and core deposit growth. Beginning with the quarter ended September 30, 2008, the Bank expanded its special assets team which is responsible for working out problem assets which have grown substantially over the past six months, by shifting personnel within the Corporation.. The Bank has continued to focus on core deposit growth to enhance its liquidity position. At December 31, 2008, the Bank's core deposits increased $24.0 million, or 3.8% to $654.5 million from $630.5 million at March 31, 2008, as shown in the table later in this document illustrating an analysis of the deposit portfolio by major type of deposit.
In addition, the Bank has performed an extensive review of potential expense reductions. In evaluating the controllable expenses, the Bank determined the need to make several strategic staffing reductions. As of November 4, 2008, the Bank completed a reduction in force of 27 full-time positions at the Bank, and also identified several areas where responsibilities will be shifted to accommodate the revised staffing levels. In the weeks leading up to the November 4, 2008 strategic staffing reduction, other positions were not filled when vacated by the employees previously occupying these positions These reductions in personnel, along with strategic reductions in other noninterest expense areas are expected to result in over $3 million in expense savings on an annual basis. In connection with the reduction in personnel, the Company incurred approximately $135,000 in severance related expenses during the quarter ended December 31, 2008.

Operating Strategy
------------------

     The Corporation serves as a holding company for the Bank, providing strategic oversight, management, access to capital and other resources and activities typically performed by bank holding companies. The Bank currently has two offices in Pierce County (south of King County), with the remaining offices all located north of King County.

     The primary business of the Bank is to acquire funds in the form of deposits gathered from our retail branches and to use the funds to make commercial, consumer, and real estate loans in its primary market area. In addition, and to a lesser extent, the Bank invests in a variety of investment grade securities including, but not necessarily limited to U.S. Government and federal agency obligations, mortgage-backed securities, corporate debt, equity securities, and municipal securities. The Bank intends to reduce its reliance on FHLB advances, brokered deposits, and other wholesale borrowings from its current levels as it focuses on deleveraging its balance sheet.

     The Corporation's profitability depends primarily on its net interest income, which is the difference between the income it receives on the Bank's loan and investment portfolio and the Bank's cost of funds, which consists of interest paid on deposits and borrowings. The Bank reviews its opportunities with respect to both assets and liabilities. In recent years, for example, the Bank chose to concentrate its commercial lending efforts on growing its Prime-based loan portfolio, at a time when some lenders were offering fixed rate real estate loans at sub-Prime rates. In this regard, the Bank's loan portfolio growth is heavily concentrated in the real estate development and construction markets in the Puget Sound region. Through its relationships with established real estate developers and builders, the Bank's loan officers increased this portion of the Bank's portfolio, which is primarily Prime-based business. With the Federal Reserve Board's Federal Open Market Committee's ("FOMC") 400 basis point reductions from December 2007 through December 2008, the Corporation is experiencing a decline in its net interest margin. This rapid pace of easing monetary policy by the FOMC will contribute to further declines in the Corporation's net interest margin. On the liability side of the balance sheet, these changing rates also impact the Bank's earnings. Management acknowledges that there is a lag effect in this regard, in both increasing and decreasing rate environments as the rates on the Bank's certificate of deposit liabilities do not adjust instantly, rather the impact occurs more gradually than the impact on its assets, as certificates of deposit mature and reprice in a changing interest rate environment.

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

     Finally, the Corporation's results of operations are also significantly affected by general economic and competitive conditions, particularly loan delinquencies, changes in market interest rates, conditions in the financial services industry, government legislation, regulation, and monetary and fiscal
policies.   In the Corporation's primary market areas, there have been an increasing number of adverse employment announcements. In late January 2008, it was reported that Boeing intends to layoff 10,000 employees, representing approximately 6% of its workforce. In addition, Microsoft announced its intention to cut 5,000 employees from its payrolls, and Starbucks announced they would be laying off 7,000 workers and closing 300 stores worldwide.
These adverse employment reports followed reports from the Washington State Employment Security Department which showed unemployment levels higher in December 2008 in each of the Corporation's markets (compared to December 2007 levels). These reports lead management to the conclusion that the challenges being faced in the housing markets are not likely to improve in the near future.


Financial Condition
-------------------

     Total consolidated assets for the Corporation at December 31, 2008, increased to $1.47 billion or 5.8% from $1.39 billion at March 31, 2008. This increase in assets was primarily a result of the growth in interest bearing deposits, which increased $77.9 million to $80.9 million at December 31, 2008 from $2.9 million at March 31, 2008. The increase in interest bearing deposits was a result of the strategy to enhance the Bank's liquidity position, accomplished in part by utilizing brokered deposits and by paying above average retail deposit rates in our local markets. Net loans receivable was relatively unchanged at $1.19 billion as of December 31, 2008 and March 31, 2008. The decrease in net loans receivable was attributable to a combination of factors, including a $39.6 million decrease in commercial construction loans as the Bank worked to decrease its balances in this business line. Commercial construction includes commercial speculative one-to-four family (large one-to-four family developments and condominium projects), multifamily and commercial buildings as shown in the construction and land development table later in this section. During the period, the commercial business loan category increased $31.4 million, or 17.7% as the Bank continues to focus on increasing its commercial lines of credit balances in order to diversify its loan portfolio and expand its relationships with
businesses in its markets.    One-to-four family mortgage loans, net of
participations sold, increased 5.1% to $154.3 million at December 31, 2008 from $146.9 million at March 31, 2008. The Bank implemented a key lending program to help the Bank's commercial builder/developers sell inventory, which focused on offering special mortgages to prospective home buyers. The Bank had net sales of $37.4 million of real estate loans during the nine months ended December 31, 2008, compared to $59.2 million during the nine months ended December 31, 2007 as a result of a slowdown in the overall real estate market.

The following is an analysis of the loan portfolio by major loan categories:

                                 December 31,    % of     March 31,    % of
(Dollars in thousands)              2008       Portfolio    2008     Portfolio
                                 -----------   ---------  --------   ---------
One-to-four family mortgage loans
  One-to-four family               $167,737      13.8%   $  165,824     13.7%
  One-to-four family construction    35,500       2.9%       35,303      2.9%
  Less participations sold          (48,943)     (4.0)%     (54,269)    (4.5)%
                                   --------      ----      --------      ----
    Net one-to-four family
     mortgage loans                 154,294      12.7%      146,858     12.1%

  Commercial land development       201,683      16.6%      183,827     15.2%
  Commercial construction (1)       263,113      21.7%      302,708     25.0%
  Multifamily residential            42,722       3.5%       45,049      3.7%
  Commercial real estate            273,906      22.6%      300,109     24.8%
  Commercial business loans         209,072      17.3%      177,685     14.7%
  Home equity secured                59,538       4.9%       47,351      3.9%
  Other consumer loans                8,151        .7%        7,005       .6%
                                 ----------     -----    ----------     ----
        Subtotal                  1,058,185      87.3%    1,063,734     87.9%
                                 ----------     -----    ----------     ----
  Total loans receivable          1,212,479     100.0%    1,210,592    100.0%
                                 ----------     -----    ----------     ----
Less:
    Allowance for loan losses       (25,309)                (19,114)
                                 ----------              ----------
    Net loans receivable         $1,187,170              $1,191,478
                                 ==========              ==========


                                 December 31,    % of     March 31,    % of
  (Dollars in thousands)            2008       Portfolio    2008     Portfolio
                                 -----------   ---------  --------   ---------

  Net residential loans          $  152,502      12.8%   $  145,565     12.2%
  Net commercial business loans 203,760 17.2% 174,263 14.6% Net commercial real estate
   loans (2)                        764,714      64.4%      818,215     68.7%
  Net consumer loans (3)             66,194       5.6%       53,435      4.5%
                                 ----------     -----    ----------     ----
                                 $1,187,470     100.0%   $1,191,478      100%
                                 ==========     =====    ==========     ====

(1) Includes $37.3 million and $54.6 million in condominium construction projects at December 31, 2008 and March 31, 2008, respectively.
(2) Includes construction and development, multi-family and commercial real estate loans.
(3) Includes home equity and other consumer loans.

     As reflected in the table above, approximately 64.4% of our total net loan portfolio consists of commercial and multifamily real estate and construction and land development loans. Management has made the strategic decision to reduce the level of exposure to these types of loans during the economic slowdown and has dramatically reduced its lending to this type of borrower. Management intends to continue these efforts to reduce its concentration in construction and land development loans. These loans are typically greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of complexity and risk than single family residential mortgage loans. Because payments on loans secured by commercial and multifamily real estate often depend upon the successful operation and management of the properties, repayment of such loans are being challenged at this time by adverse conditions in the real estate market and our local economy. The Bank seeks to reduce these risks by reducing the overall percentage of concentration in commercial and multifamily real estate and construction and land development loans until such time real estate markets stabilize and the economy shows signs of recovery.

     Construction and land development lending generally involves a higher degree of risk than permanent financing for a finished residence or commercial building, because of the inherent difficulty in estimating the cost of the project, the property's value at completion, and the future market demand for the product upon completion. If the estimated cost of construction proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to complete the project. To address this risk, and because of the level of construction loans in the Bank's portfolio, the Bank has personnel dedicated specifically to monitoring the progress of its construction projects, and making on-site inspections of the properties. The Bank also utilizes the services of experienced inspectors to monitor the progress and draw process in the more complex construction projects. In addition, in an effort to monitor the available inventory in its markets, the Bank also regularly reviews the overall building and development activity in its markets. In an effort to reduce the risks related to construction lending, the Bank primarily deals with experienced builders, with acceptable credit histories, sound financial statements, and a proven track record in the
industry.    In some instances, borrower arrangements include available lines of credit that can only be used to meet the ongoing maintenance requirements known as "interest reserves." We have 12 commercial borrowers with commitments of $34.0 million with $1.0 million in available interest reserves. There are 72 one-to-four family construction loans with commitments of $115.0 million with $3.4 million in available interest reserves. The interest reserves serve to meet the loan payment terms during the construction and completion phase of a commercial or one-to-four family real estate loans.

     The risks associated with the loan portfolio are managed by the credit administration team, with established policies and procedures and oversight by senior management. The Bank has an experienced appraisal staff, and members of senior management with related appraisal education and experience, who regularly review the appraisals utilized by the Bank in analyzing prospective construction projects. Members of the Bank's senior management and loan committees have a significant amount of experience in the areas of construction lending, appraisals, and loan underwriting, further mitigating he Bank's risk in this area. Despite all of the Bank's best efforts to address the risks involved in construction and land development lending, deteriorating economic conditions, including tightening credit markets, declining home values and higher unemployment have had a materially adverse impact on the Bank's borrowers and in particular on this segment of the Bank's loan portfolio. See the "Asset Quality" section below for details on the Bank's non-performing assets and comments regarding identified potential weaknesses in its loan portfolio.

     The Bank originates construction loans through its Mortgage Loan Division and its Commercial Loan Division. The Bank's Mortgage Loan Division generally oversees the single family custom construction loans, and to a lesser extent, speculative construction loans (i.e., loans for homes that do not have a contract with a buyer for the purchase of the home upon completion of the construction) to smaller contractors building a limited number of speculative homes per year. These construction loans are further broken down in the first two lines of the table below (speculative construction one-to-four family and custom construction one-to-four family). The Bank's Commercial Lending Division is responsible for the speculative construction projects for the Bank's larger builders (including large one-to-four family developments), in addition to the Bank's multi-family construction loans, non-residential commercial construction loans, and the Bank's land development loans.

     The following table is provided to show additional details on the Corporation's construction and land development loan portfolio:

                                     December 31, 2008      March 31, 2008
                                     ------------------    -----------------
(Dollars in thousands)               Amount     Percent    Amount    Percent
                                     ------     -------    ------    -------

Speculative construction one-to-
 four family                        $ 26,957      5.4%    $ 27,206     5.2%
Custom construction one-to-four
 family                                8,543      1.7%       8,097     1.6%
                                    --------    -----     --------   -----
  Total one-to-four family
   construction                       35,500      7.1%      35,303     6.8%

Commercial speculative construction
 one-to-four family                  171,648     34.3%     236,536    45.3%
Commercial construction multi family  11,619      2.3%      11,732     2.3%
Commercial construction               79,846     16.0%      54,439    10.4%
Commercial residential land
 development                         201,683     40.3%     183,828    35.2%
                                    --------    -----     --------   -----
  Total commercial construction and
   land development                  464,796     92.9%     486,535    93.2%

                                    --------    -----     --------   -----
  Total construction loans          $500,296    100.0%    $521,838   100.0%
                                    ========    =====     ========   =====

     The tables below set forth the characteristics of the available for sale ("AFS") and held-to-maturity ("HTM") investment and mortgage-backed securities portfolios as of December 31, 2008:

                                               Gross       Gross
                                            Unrealized   Unrealized
                                   Gross       Losses      Losses    Estimated
                      Amortized  Unrealized  12 Months  Greater Than   Fair
(In thousands)           Cost      Gains      or Less     12 Months    Value
                      ---------  ----------  ---------  ------------ ---------


AFS Securities
 State and political
  subdivisions and U.S.
  government agency
  securities            $26,495    $1,090      $   -       $ (334)    $27,251
 Marketable equity
  securities                562       628        (16)           -       1,174
 Mortage-backed
  securities and
  collateralized
  mortgage obligations
  (CMOs)                 39,568       986          -         (600)     39,954
                        -------    ------      -----       ------     -------
  Total available-for-
   sale securities       66,625     2,704        (16)        (934)     68,379
                        -------    ------      -----       ------     -------
HTM Securities
 Mortgage-backed
  securities and
  CMOs                        9         3          -            -          12
                        -------    ------      -----       ------     -------
  Total held-to-maturity
   securities                 9         3          -            -          12
                        -------    ------      -----       ------     -------
 Total securities       $66,634    $2,707      $ (16)      $ (934)    $68,391
                        =======    ======      =====       ======     =======

                                      Maturity Schedule of Securities
                                          at December 31, 2008
                              -----------------------------------------------
                                Available-For-Sale        Held-To-Maturity
                              ----------------------   ----------------------
                              Amortized   Estimated    Amortized    Estimated
(In thousands)                   Cost     Fair Value      Cost     Fair Value
                              ---------   ----------   ---------   ----------

Maturities:
  Less than one year           $ 1,727     $ 1,756       $    -      $    -
  One to five years             10,147      10,756            1           1
  Over five to ten years        24,387      24,633            8          11
  Over ten years                29,802      30,060            -           -
                               -------     -------       ------      ------
                                66,063      67,205            9          12
                               -------     -------       ------      ------
Mutual funds and marketable
 equity securities                 562       1,174            -           -
                               -------     -------       ------      ------
Total investment securities    $66,625     $68,379       $    9      $   12
                               =======     =======       ======      ======

     Total liabilities increased $90.1 million or 7.1% to $1.35 billion at December 31, 2008, from $1.26 billion at March 31, 2008. This increase in liabilities was primarily the result of growth in deposits, which increased 15.1% to $1.20 billion at December 31, 2008 from $1.04 billion at March 31, 2008 as brokered certificates of deposit ("CDs") were utilized to fund loan growth and repay borrowed funds from the FHLB. Many of these brokered certificates of deposit have a call option in the Bank's favor that allows the Bank to pre-pay the balance without a penalty. At December 31, 2008, approximately 50% of the Bank's brokered certificates of deposit had such a call feature. As the Bank receives funds from other sources (i.e. its retail deposit base, loan paydowns, etc.), the Bank will be able to exercise these options and repay the brokered certificates of deposit prior to maturity, if it is deemed appropriate at that time. This is consistent with the Bank's current operating strategy to reduce its reliance on FHLB advances, brokered certificates of deposit and other wholesale borrowings from current levels.

     The Bank has an agreement with Promontory Interfinancial Network, LLC that makes it possible to offer FDIC insurance on deposits in excess of the current deposit limits. The program is known as the Certificate of Deposit Account Registry Service ("CDARS") which uses a deposit matching program to match CDARS deposits in other participating banks, dollar for dollar. Included in the brokered CD totals were approximately $11 million in CDARS deposits, which shifted from the Bank's retail deposit products as certain customers sought the FDIC insurance coverage that the CDARs product offers.

     The following is an analysis of the deposit portfolio by major type of deposit at December 31, 2008 and March 31, 2008:
                                                   December 31,   March 31,
(In thousands)                                         2008         2008
                                                    ----------   ----------

Core deposits
  Savings                                           $   17,677   $   17,933
  Checking                                              76,626       72,434
  Checking (noninterest-bearing)                        90,376       70,438
  Money Market                                         154,021      183,063
  Certificates of deposit less than $100,000           315,827      286,657
                                                    ----------   ----------
                                                       654,527      630,525
                                                    ----------   ----------
Other deposits
  Certificates of deposit $100,000 and above           290,227      287,281
  Brokered certificates of deposit                     239,353      120,986
  CDARS deposits                                        11,317            -
                                                    ----------   ----------
                                                       540,897      408,267
                                                    ----------   ----------
  Total deposits                                    $1,195,424   $1,038,792
                                                    ==========   ==========

     The December 31, 2008 balance sheet also includes an investment in real estate of a joint venture and the corresponding borrowing. During the fiscal year ended March 31, 2005, Westward Financial, as a 50% partner in GBNW (Greenbriar Northwest LLC), purchased an 85 acre parcel of land in Bellingham, Washington for future development. GBNW intends to develop the property in future years into a neighborhood community to be known as Fairhaven Highlands. The $17.9 million is reflected on the Corporation's Consolidated Statements of Financial Position as an asset at December 31, 2008 represents the current level of the investment in real estate joint ventures, including the Fairhaven Highlands joint venture. This amount also includes the remaining net investment in a residential development joint venture that has since been completed and closed. The $23.9 million shown in the liability section of the Consolidated Statements of Financial Position represents the corresponding wholesale borrowing obtained from the FHLB which was used to fund the investment in the Fairhaven Highlands joint venture. At this time, the partnership is in the process of meeting with the appropriate public and private entities in connection with its planning efforts relating to the future development of the property. Presently, a Preliminary Draft Environment Impact Statement ("EIS") is being prepared utilizing consultants hired by the City of Bellingham. According to city officials, a preliminary draft of the EIS is expected to be available prior to April 30, 2009. While this project is still in its planning and pre-permit phase, management continues to believe that this will be a viable development project in the future. However, no assurances can be made as to when (or if) this project will be approved for future development. The joint venture is exposed to the same risks experienced by any land developer, including but not necessarily limited to regulatory risks, environmental risks, adverse response from neighboring property owners, fluctuations in market values, and the demand for finished lots at such time as the development might be completed in the future.

     Stockholders' equity at December 31, 2008 decreased $10.0 million or 7.8% to $118.3 million from $128.3 million at March 31, 2008. This decrease was the result of a $800,000 decline in the unrealized gain on AFS securities and $2.2 million paid in cash dividends, as well as a $7.7 million net loss for the nine months ended December 31, 2008. Contributing to the decline in the unrealized gain on AFS securities was the overall decline in the financial sector, as many of the securities with unrealized gains are equities in financial related companies. The Corporation's stockholder equity-to-assets ratio was 8.0% at December 31, 2008, compared to 9.2% at March 31, 2008.

Asset Quality
-------------

     The Corporation manages its credit risk through diversification of its loan portfolio and the application of its underwriting policies, procedures, and monitoring practices. Delinquent and problem loans, however, are a part of any financial institution. When a borrower fails to make payments, the Corporation implements certain strategies that are designed to work with the borrower in order to collect delinquent loans. In those cases where collection efforts are exhausted, the Bank works to gain control of the property through foreclosure or other available means.

     Allowance for Loan Losses. Provisions for loan losses are charges to earnings to credit the total allowance for loan losses to a level considered by management as adequate to provide for known and inherent risks in the loan portfolio, based on management's continuing analysis of factors underlying the quality of the loan portfolio at the time financial statements are prepared. These factors include changes in portfolio size and composition, actual loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The ultimate recovery of loans is susceptible to future market factors beyond the Corporation's control, which may result in losses or recoveries differing significantly from those provided for in the financial statements.

     The following table summarizes the allowance for loan losses, charge-offs, and loan recoveries:

                            For the Quarter Ended    For the Nine Months Ended
                                  December 31,              December 31,
                             --------------------      ---------------------
                               2008        2007          2008         2007
                             --------    --------      --------     --------
(Dollars in thousands)

Allowance at  beginning of
 period                      $ 25,579    $ 17,023      $ 19,114     $ 15,889
Provision for loan losses      10,000         900        25,000        2,100
Charge offs (net of
 recoveries)                  (10,270)        (32)      (18,805)         (98)
                             --------    --------      --------     --------
Allowance at  end of period  $ 25,309    $ 17,891      $ 25,309     $ 17,891
                             ========    ========      ========     ========

Allowance for loan losses as
 a percentage of gross loans
 receivable at the end of
 the period                      2.09%       1.48%         2.09%        1.48%

Allowance for loan losses as
 a percentage of net loans
 receivable at the end of
 the period                      2.13%       1.50%         2.13%        1.50%

Net charge-offs as a
 percentage of average loans
 outstanding during the period   0.84%       0.00%         1.52%        0.01%

Allowance for loan losses as
 a percentage of non-performing
 loans                          37.81%   1,807.29%        37.81%     1,807.29%

Allowance for loan losses as
 a percentage of non-performing
 assets                         30.23%   1,087.51%        30.23%     1,087.51%

     The allowance for loan losses is established as losses are estimated to have occurred through the provision for loan losses charged to earnings. Loan charge-offs against the allowance occur when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The provision for loan losses was $10.0 million for the quarter ended December 31, 2008 and $25.0 million for the nine months ended December 31, 2008 compared to $900,000 and $2.1 million for the three and nine months ended December 31, 2007, respectively. These provisions reflect management's ongoing analysis of changes in loan portfolio composition by collateral categories, balances outstanding, overall credit quality of the portfolio, historical industry loss experience, and current economic conditions. The allowance for loan losses was $25.3 million, or 2.13% of net loans receivable at December 31, 2008, compared to $19.1 million, or 1.60% of net loans receivable at March 31, 2008 and $17.9 million, or 1.50% at December 31, 2007. The level of the allowance was a result of a combination of factors, including a higher level of non-performing loans at December 31, 2008 of $66.9 million compared to $11.6 million at March 31, 2008 and $990,000 at December 31, 2007. Loan portfolios totals were relatively unchanged at $1.2 billion for the periods ended December 31, 2008, March 31, 2008 and December 31, 2007.

     Contributing to the elevated provision for loan losses during the three and nine months ended December 31, 2008 was the increase in delinquencies on performing loans, with those 30 to 89 days past due at December 31, 2008 totaling $73.2 million, compared to $30.6 million at March 31, 2008 and $31.7 million at December 31, 2007. In addition, at December 31, 2008 the Bank identified $53.0 million of additional potential problem loans, primarily single family construction and land development loans. These potential problem loans are loans that do not meet the criteria for placement on non-accrual status, therefore are not included in the non-performing loan totals. Management has concerns as to the ability of the borrower to comply with present loan repayment terms, and may result in the future inclusion of such loans in the non-accrual category. If there is not an improvement in the single family housing sector, management believes these numbers could increase significantly.

     Other factors influencing the allowance for loan losses include market conditions. The majority of the Corporation's loan portfolio consists of commercial loans and single-family residential loans secured by real estate in the Whatcom, Skagit, Snohomish, King and Pierce County areas of Washington. Regional economic conditions have deteriorated, particularly in Snohomish and Pierce Counties, where housing inventories have increased and the overall sales activity has slowed. For example, at December 31, 2008, data indicates that the Snohomish County market has 20.4 months of available housing inventory (using December 2008 actual sales versus available inventory) according to RealEstats, Inc. As a comparison, housing inventory was shown at
11.4 months at March 31, 2008 and 9.6 months at December 31, 2007 for Snohomish County. In Pierce County, housing inventory at December 31, 2008 was 16.0 months, compared to 12.4 months in March 2008 and 9.5 months in December 2007. Inventory levels in King County are also worth noting, as low levels and the higher price of homes helped support the activity in Snohomish and Pierce counties in recent years, as buyers migrated to the more affordable and more available options in these counties, as compared to King County. At December 31, 2008, housing inventory levels in King County were 10.5 months, compared to 8.0 months at March 31, 2008 and 6.6 months at December 31, 2007. Additional details on the geographic distribution of the Bank's non-performing assets ("NPAs") are presented in a table on the subsequent page.

     The allowance for loan losses at December 31, 2008 represents management of the Bank's best estimate of losses inherent in the loan portfolio, given the changing portfolio mix and the current economic environment. While the Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase or decrease its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document. Any material increase in the allowance for loan losses would adversely affect the Bank's financial condition and results of operations.

     Non-Performing Assets. As of December 31, 2008, there were two loans in the loan portfolio over 90 days delinquent and accruing interest and 34 loan relationships on non-accrual status. At December 31, 2008, total non-performing loans were $66.9 million compared to $11.6 million at March 31, 2008 and $990,000 at December 31, 2007. The Bank had five properties in the real estate owned category totaling $16.8 million at December 31, 2008. Total non-performing assets represented $83.7 million, or 5.69% of total assets at December 31, 2008 compared to $12.3 million or 0.88% of total assets at March 31, 2008 and $1.6 million or 0.12% of total assets at December 31, 2007.

     The following tables summarize the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Trouble Debt Restructuring:

                                          As of December 31,   As of March 31,
                                          ------------------   ---------------
Non-performing assets                      2008        2007         2008
                                          ------      ------   --------------

(Dollars in thousands)

Accruing loans - 90 days past due         $ 5,643    $    -       $     -
Non-accrual loans                          61,288       990        11,608
                                          -------    ------       -------
Total non-performing loans                 66,931       990        11,608
Real estate owned                          16,791       655           655
                                          -------    ------       -------
   Total non-performing assets            $83,722    $1,645       $12,263
                                          =======    ======       =======

   Total non-performing loans/gross loans    5.52%     0.08%         0.96%
Total non-performing assets/total assets     5.69%     0.12%         0.88%
Total non-performing assets to
 total capital plus reserves                58.29%     1.13%         8.32%

Troubled debt restructuring at the end
 of the period                            $15,189    $    -       $     -
                                          =======    ======       =======

     The following table summarizes the Bank's total NPAs at December 31, 2008 by county and by classification:




Non-performing Assets by       Whatcom   Skagit  Snohomish   King   Kitsap  Pierce  Thurston   Total   % of
Classification                 County    County    County   County  County  County    County    NPAs   NPAs
                               -------   ------  ---------  ------  ------  ------  --------   -----  -----
(Dollars in thousands)
One-to-four family residential $   75    $    -   $ 1,289  $     -   $   -  $     -   $   -   $ 1,364     2%
One-to-four family
 construction                       -         -       768        -     580    2,037       -     3,385     4%
                               ------    ------   -------  -------   -----  -------   ------  -------   ---
Subtotal                           75         -     2,057        -     580    2,037       -     4,749     6

Commercial land development     8,780         -    16,816        -       -    5,667    2,286   33,549    40%
Commercial construction (1)         -       221    11,622   13,656       -   13,214      468   39,181    47%
Multi-family residential            -         -         -        -       -        -        -        -     -
Commercial real estate              -     5,628         -        -       -        -        -    5,628     6%
Commercial business                 -         -       500        -       -        -        -      500     1%
Home equity secured               100        15         -        -       -        -        -      115     -
Other consumer                      -         -         -        -       -        -        -        -     -
                               ------    ------   -------  -------   -----  -------   ------  -------   ---
Subtotal                        8,880     5,864    28,938   13,656       -   18,881    2,754   78,973    94%

Total non-performing assets    $8,955    $5,864   $30,995  $13,656   $ 580  $20,918   $2,754  $83,722   100%
                               ======    ======   =======  =======   =====  =======   ======  =======   ===

(1)  The commercial construction totals include $6.9 million in condominium construction projects, with the majority of the remaining balance consisting of various commercial speculative one-to-four family construction projects.




     Commercial construction, commercial land development, commercial real estate and multi-family residential real estate loans represent larger individual loan amounts, which have a greater single impact on the total portfolio quality in the event of delinquency or default. Further, while the Bank believes that the loss potential for its non-performing assets is properly reserved currently, the Bank is closely watching its construction and land development loan portfolio, and believes there is a potential for significant additions to non-performing loans, charge-offs, provisions for loan and lease losses, and/or real estate owned in the future if the housing market conditions do not improve.

     The Bank has added personnel and redirected the duties of certain lending staff members to address the needs of these special credits. The Bank's Chief Credit Officer and Chief Lending Officer are actively managing the Bank's work-out problem credits, with attention to marketing existing non-performing assets, working with borrowers, and working to obtain control of properties, where necessary. In addition, the Bank is working with certain borrowers to enhance their marketing efforts by providing attractive financing programs to buyers of homes currently financed by the Bank. Generally, these loans are granted at below secondary market rates to credit-worthy borrowers and include an initial fixed rate period of not more than five years. Management elected to employ this strategy based on its belief that it was in the Bank's best interest to transfer the primary source of repayment for these properties to a homeowner with other sources of income, as opposed to having the primary source of repayment remain with the builder's ability to sell the property.

     Other Real Estate Owned. Other real estate owned ("OREO") is carried at the lesser of book value or market value less selling costs. The costs related to maintenance and repair or other costs of such properties, are generally expensed with any gains or shortfalls from the ultimate sale of OREO being shown in other noninterest income or expense.

     The following table summarizes changes in the OREO portfolio during the three and nine months ended December 31, 2008 and 2007:

                                            For the Three      For the Nine
                                            Months Ended       Months Ended
                                            December 31,       December 31,
                                            2008     2007      2008     2007
                                           ------   ------    ------   ------

   (In thousands)

    Balance at beginning of period        $ 1,859   $ 725    $   655   $ 725
    Additions to OREO                      15,899       -     18,313       -
    Valuation adjustments                       -     (70)      (160)    (70)
    Disposition of OREO                      (967)      -     (2,017)      -
                                          -------   -----    -------   -----
    Balance at end of period              $16,791   $ 655    $16,791   $ 655
                                          =======   =====    =======   =====

     The Corporation recognized $38,000 and $373,000 in losses related to the disposition of properties during the three and nine months ended December 31, 2008. At December 31, 2008 there were five projects totaling $16.8 million held in OREO, four of which are located in Snohomish County and one project located in King County. The four projects in Snohomish County include one project with two developed building lots; a project with four completed building lots and five finished homes; a project with three finished homes; and a 7.44 acre parcel of commercially zoned raw land. The King County property is a condominium conversion project with 51 unsold units (out of an original 57 unit project) located in Ballard, Washington, just north of Seattle. In addition to its efforts to market these properties directly to potential purchasers, the Bank enlists the services of various industry experts to assist in these disposition efforts. Of the Real Estate Owned detailed above, all of the finished homes in Snohomish County are presently under purchase and sale agreements. The remaining properties remain available for sale.

     Management of the Bank continually evaluates loans in nonaccrual status for possible foreclosure or deed in lieu, at which point these loans would then become OREO. Management views this as an ordinary part of the collection process and efforts are continually maintained to reduce and minimize such non-performing assets.

Comparison of Operating Results for the Three Months Ended December 31, 2008
----------------------------------------------------------------------------
and December 31, 2007
---------------------

     General. The Corporation recognized a net loss of $5.1 million for the three months ended December 31, 2008 compared to net income of $4.7 million for the three months ended December 31, 2007. Diluted loss per share for the three months ended December 31, 2008 was $(0.43) on weighted average diluted shares outstanding of 11,970,478, compared to diluted earnings per share of $0.39 on weighted average diluted shares of 12,157,465 for the three months ended December 31, 2007.

     Net Interest Income. Net interest income before provision for loan losses for the three months ended December 31, 2008 decreased $4.5 million or 32.8% to $9.3 million from $13.8 million for the comparable period in 2007. Interest on loans for the quarter ended December 31, 2008 decreased 26.3% to $18.4 million, from $24.9 million for the comparable quarter a year ago. This decrease was a result of a combination of factors, including the effects of a 400 basis point drop in the Prime rate from the prior year. The Bank's loan portfolio includes over $400 million in Prime based loans, or approximately 35% of gross loans outstanding, and each quarter point decrease in the Prime lending rate equates to an annualized decrease in interest income on these loans of approximately $1.0 million. The decline in interest rates resulted in a decrease in the yield on loans from 8.55% for the three months ended December 31, 2007 to 5.97% for the comparable period in 2008. Interest income from loans also declined from the reversal of approximately $930,000 in interest income compared to no interest reversals during the quarter ended December 31, 2007.

     Also included in interest income for the three months ended December 31, 2008 and 2007 were $866,000 and $1.3 million, respectively, of deferred fee income recognition. Most of these fees were related to the Bank's commercial land development and commercial construction loan portfolios. Real estate development loans typically are shorter term in nature so the deferred fee recognition during the effective life of the loan is greater than what would be recognized for a comparable loan fee on a longer amortizing term loan. However, due to current economic conditions, the effective life of these loans has increased similar to that of longer amortizing loans, therefore contributing to the decrease in deferred loan fee income. The table below presents an analysis of deferred fee recognition for the three months ended December 31, 2008 and 2007:
                                            For the Three Months Ended
                                                    December 31,
                                            --------------------------
                                                  2008        2007
                                                -------     -------
   (In thousands)
 Commercial loan deferred fees                   $ 739       $1,067
 One-to-four real estate mortgage loan
  deferred fees                                    127          222
                                                 -----       ------
    Total                                        $ 866       $1,289
                                                 =====       ======

     Interest on investments and mortgage-backed securities decreased 13.1% to $862,000 for the three months ended December 31, 2008 from $992,000 for the comparable period a year ago. Total interest income decreased 25.8% to $19.2 million at December 31, 2008 from $25.9 million in the comparable period one year ago as a result of the factors discussed above. Contributing to this decline was a drop in interest income received from non-agency collateralized mortgage obligations and the elimination of the Federal Home Loan Bank's cash dividend during the quarter ended December 31, 2008. The drop in interest income from the non-agency collateralized mortgage obligations occurred during the same period when management identified an other than temporary impairment of the securities, which is discussed in the subsequent section under "non-interest income."

     Total interest paid on deposits decreased 6.8% to $8.9 million for the quarter ended December 31, 2008 from $9.6 million for the quarter ended December 31, 2007. Contributing to the decrease was an overall lower level of interest rates compared to the previous period. At December 31, 2008, approximately 45% of the Bank's deposits were in the form of certificates of deposit greater than $100,000 and brokered certificates of deposit. While management continues its efforts to increase core deposits as a funding source, the competitive marketplace for core deposit dollars has limited
success in this regard.   The Bank's average cost of deposits decreased 81
basis points to 3.07% for the three months ended December 31, 2008 from 3.88% for the same three months in 2007.

     Interest on borrowings decreased 59.8% to $1.0 million during the quarter ended December 31, 2008, compared to $2.5 million for the comparable period one year ago. The decrease in interest expense in the current quarter was a result of a lower average balance of borrowings outstanding during the quarter ended December 31, 2008 of $153.6 million compared to $224.6 million during the quarter ended at December 31, 2007, as well as lower interest rates during of the current period. The Bank continues to utilize wholesale borrowings as an alternative liquidity source and to better manage its interest rate risk profile. The Bank's average cost of borrowings decreased 186 basis points to 2.66% for the three months ended December 31, 2008 from 4.52% for the same three months in 2007. The Bank's average cost of funds decreased 98 basis points to 3.02% for the three months ended December 31, 2008 from 4.00% for the same three months in 2007.

     The effect of the changes in the interest-earning asset yield and interest-bearing liability costs have reduced the net interest margin from 4.40% for the quarter ended at December 31, 2007 to 2.77% for the quarter ended December 31, 2008. The most significant factor to the decline in the net interest margin occurred from the drop in loan yields as a result of variably priced loans tied to the Prime rate re-pricing lower and the reversal of interest income from the increase in non-accruing loans. Management believes that these pressures on loan yields will likely result in a continued gradual downward trending of its net interest margin in the near future.

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

                                 For the three months ended December 31,
                         -----------------------------------------------------
                                     2008                       2007
                         -------------------------- --------------------------
                                            Average                    Average
                         Average             Yield/ Average             Yield/
                         Balance   Interest   Cost  Balance   Interest   Cost
(Dollars in thousands)   -------   --------  ------ -------   --------  ------

Interest-earning assets:
 Loans receivable      $1,229,327  $18,363   5.97% $1,165,555  $24,917   8.55%
 Investment securities     71,500      339   1.90%     56,167      575   4.09%
 Mortgage-backed
  securities               40,300      523   5.19%     32,520      417   5.13%
                       ----------  ------- ------  ----------  ------- ------
  Total interest-
   earning assets      $1,341,127  $19,225   5.73% $1,254,242  $25,909   8.26%

Interest-bearing
 liabilities:
 Deposits               1,163,647    8,927   3.07%    987,250    9,573   3.88%
 Borrowings               153,579    1,019   2.66%    224,558    2,536   4.52%
                       ----------  ------- ------  ----------  ------- ------
  Total interest-
   bearing liabilities $1,317,226  $ 9,946   3.02% $1,211,808  $12,109   4.00%
                                   -------                     -------

Net interest income                $ 9,279                     $13,800
                                   =======                     =======

Interest rate spread                         2.71%                       4.27%
Net interest margin                          2.77%                       4.40%

Ratio of average
 interest-earning
 assets to average
 interest- bearing
 liabilities                               101.81%                     103.50%

     Provision for Loan Losses. The provision for loan losses represents an expense against current period income that allows the Corporation to establish an appropriate allowance for loan losses. Charges to the provision for loan losses result from our ongoing analysis of probable losses in the Bank's loan portfolio. For the three months ended December 31, 2008 the provision for loan losses was $10.0 million, compared to $900,000 for the three months ended December 31, 2007 primarily due to deteriorating credit quality indicators in the commercial construction and land development loan portfolio. Risks contributing to this increase in provision are discussed in more detail in the section entitled "Asset Quality - Allowance for Loan Loss."

     Noninterest Income. Noninterest income for the three months ended December 31, 2008 decreased 35.6% to $977,000 compared to $1.5 million for the same period a year ago. Service fee income decreased 16.3% to $747,000 for the quarter ended December 31, 2008 from $893,000 for the same quarter in the prior period due in large part to the decrease in loan origination and related fees. The Bank originated $39.8 million in loans during the quarter ended December 31, 2008 compared to $137.3 million for the quarter ended December 31, 2007. The net gain on the sale of loans servicing released decreased 52.6% to $81,000 for the quarter ended December 31, 2008 from $170,000 in the comparable period one year ago due primarily to the slowdown in the housing market. The Bank continued its practice of selling most of its single-family long term fixed rate loan production into the secondary market.

     There was a net gain on sales of investment securities of $7,000 for the three months ended December 31, 2008 due to the disposition of one FHLMC note compared to no gain or loss for the three months ended December 31, 2007. There was an OTTI charge of $309,000 for the three months ended December 31, 2008 compared to no charge for the three months ended December 31, 2007. The OTTI was attributable to a small group of non-agency collateralized mortgage obligation securities. Other income for the quarter ended December 31, 2008 was nearly unchanged at $451,000 compared to $452,000 for the three months ended December 31, 2007.

     Noninterest Expense. Noninterest expense for the three months ended December 31, 2008 increased 12.0% to $8.3 million from $7.4 million for the comparable quarter one year ago. Compensation and employee benefits decreased 2.4% to $4.1 million for the quarter ended December 31, 2008 compared to $4.2 million for the same period last year. During the quarter the Bank completed a strategic staffing reduction which is expected to result in approximately $3.0 million in annual savings and resulted in severance costs of $135,000 for the quarter ended December 31, 2008. Real estate owned/collection expense increased to $488,000 for the three months ended December 31, 2008 from $78,000 in the quarter ended December 31, 2007 as a result of increased legal, appraisal, collection and related expenses pertaining to delinquent and non-performing assets. FDIC insurance premiums increased to $228,000 for the quarter ended December 31, 2008 from $29,000 in the quarter ended December 31, 2007. The Federal Deposit Insurance Reform Act of 2005 provided banks with a one-time assessment credit to be used against future premiums. For Horizon, that amounted to a credit of approximately $649,000. This credit was utilized beginning April 1, 2007 and was fully depleted at June 30, 2008, accounting for the difference between these periods. Other noninterest expense was relatively unchanged at $1.9 million for the quarters ended December 31, 2008 and December 31, 2007.
During the quarter ended December 31, 2008 the Bank charged off the entire balance of goodwill of $545,000. Management performed a valuation analysis as a result of the Corporation's market capitalization being less than its stockholder's equity at December 31, 2008. The valuation analysis compared the implied fair value of the goodwill with the carrying amount of the goodwill on the balance sheet. The conclusion of the valuation analysis was that the carrying value of the goodwill was impaired.

Comparison of Operating Results for the Nine Months Ended December 31, 2008
---------------------------------------------------------------------------
and December 31, 2007
---------------------

     General. The Corporation realized a net loss of $7.7 million for the nine months ended December 31, 2008 compared to net income of $14.6 million for the nine months ended December 31, 2007. Diluted loss per share for the nine months ended December 31, 2008 was $(0.65) on weighted average diluted shares outstanding of 11,934,934, compared to diluted earnings per share of $1.19 on weighted average diluted shares of 12,252,320 for the nine months ended December 31, 2007.

     Net Interest Income. Net interest income before provision for loan losses for the nine months ended December 31, 2008 decreased 23.7% to $31.4 million from $41.2 million for the comparable period in 2007. Interest on loans for the nine months ended December 31, 2008 decreased 20.4% to $58.6 million, from $73.7 million for the comparable period a year ago. This decrease was a result of a combination of factors, including 400 basis point reductions in the Prime lending rate from December 2007 to December 2008. For each 25 basis point decline in the Prime rate, this equates to a reduction of approximately $1.0 million in interest on an annual basis. Also contributing to this decline was approximately $3.6 million in non-accrual interest reversals related to the increase in non-accrual loans during the nine months ended December 31, 2008 compared to no interest reversals for the nine months ended December 31, 2007.

     Also included in interest income for the nine months ended December 31, 2008 and 2007 were $3.0 million and $3.9 million, respectively, of deferred fee income recognition. The table below presents an analysis of deferred fee recognition for the nine months ended December 31, 2008 and 2007:

                                              For the Nine Months Ended
                                                     December 31,
                                              -------------------------
                                                  2008        2007
                                                 ------      ------
 (In thousands)
 Commercial loan deferred fees                   $2,534      $3,284
 One-to-four real estate mortgage loan
   deferred fees                                    463         581
                                                 ------      ------
    Total                                        $2,997      $3,865
                                                 ======      ======

     Interest on investments and mortgage-backed securities decreased 8.1% to $2.8 million for the nine months ended December 31, 2008 from $3.0 million for the comparable period a year ago. Total interest income decreased 20.0% to $61.4 million at December 31, 2008 from $76.7 million in the comparable period one year ago as a result of the factors discussed above.

     Total interest paid on deposits decreased 9.9% to $26.0 million for the nine months ended December 31, 2008 from $28.9 million for the nine months ended December 31, 2007, as a result of overall lower interest rates during the nine months ended December 31, 2008 compared to the previous period. At December 31, 2008, approximately 45% of the Bank's deposits were in the form of certificates of deposit greater than $100,000 and brokered certificates of deposit. The Bank's average cost of deposits decreased 79 basis points to 3.12% for the nine months ended December 31, 2008 from 3.91% for the same nine months in 2007.

     Interest on borrowings decreased 40.7% to $3.9 million during the nine months ended December 31, 2008, compared to $6.7 million for the comparable period one year ago. The decreased expense in the current year was a result of a declining interest rate environment during most of the period. The Bank's average cost of borrowings decreased 198 basis points to 2.79% for the nine months ended December 31, 2008 from 4.77% for the same nine months in 2007. The Bank's average cost of funds decreased 98 basis points to 3.07% for the nine months ended December 31, 2008 from 4.05% for the same nine months in 2007.

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

                                 For the Nine Months Ended December 31,
                         -----------------------------------------------------
                                     2008                       2007
                         -------------------------- --------------------------
                                            Average                    Average
                         Average             Yield/ Average             Yield/
                         Balance   Interest   Cost  Balance   Interest   Cost
(Dollars in thousands)   -------   --------  ------ -------   --------  ------
Interest-earning assets:
 Loans receivable      $1,235,843  $58,617   6.32% $1,118,727  $73,683   8.78%
 Investment securities     59,093    1,255   2.83%     57,663    1,812   4.19%
 Mortgage-backed
  securities               39,099    1,517   5.17%     32,390    1,205   4.96%
                       ----------  ------- ------  ----------  ------- ------
  Total interest-
   earning assets      $1,334,035  $61,389   6.14% $1,208,780  $76,700   8.46%

Interest-bearing
 liabilities:
 Deposits               1,112,868   26,013   3.12%    983,495   28,858   3.91%
 Borrowings               188,831    3,947   2.79%    186,038    6,658   4.77%
                       ----------  ------- ------  ----------  ------- ------
  Total interest-
   bearing liabilities $1,301,699  $29,960   3.07% $1,169,533  $35,516   4.05%
                                   -------                     -------

Net interest income                $31,429                     $41,184
                                   =======                     =======

Interest rate spread                         3.07%                       4.41%
Net interest margin                          3.14%                       4.54%

Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities                               102.48%                     103.36%


     Provision for Loan Losses. The provision for loan losses represents an expense against current period income that allows the Corporation to establish an appropriate allowance for loan losses. Charges to the provision for loan losses result from our ongoing analysis of probable losses in its loan portfolio. For the nine months ended December 31, 2008 the provision for loan losses was $25.0 million, compared to $2.1 million for the same period in 2007 primarily due to deteriorating credit quality indicators in the commercial construction and land development loan portfolio. Risks contributing to this increase in provision are discussed in more detail in the section entitled "Asset Quality - Allowance for Loan Loss."

     Noninterest Income. Noninterest income for the nine months ended December 31, 2008 decreased 2.4% to $4.7 million as compared to $4.8 million for the same period a year ago. Service fee income decreased 6.2% to $2.5 million for the nine months ended December 31, 2008 from $2.7 million for nine months ended December 31, 2007 due in large part to the decrease in loan origination and related fees. The net gain on the sale of loans servicing released decreased 34.4% to $431,000 for the nine months ended December 31, 2008 from $657,000 in the comparable period one year ago primarily as a result of the slowdown in the housing market. Other noninterest income increased 54.3% to $2.3 million for the nine months ended December 31, 2008 from $1.5 million for the nine months ended December 31, 2007, due primarily to a $767,000 death benefit realized from the settlement of a bank-owned life insurance policy.

     There was a net loss on sales of investment securities of $191,000 for the nine months ended December 31, 2008 compared to no gain or loss for the nine months ended December 31, 2007 due to management's decision to sell selected equity securities from the Bank's investment portfolio as well as the redemption in-kind distribution for its $5.0 million investment in the AMF family of mutual funds, which occurred due to the continuing decline in the net asset value as a result of the unprecedented disruption in the mortgage-backed securities markets. There was an impairment loss of $309,000 for the nine months ended December 31, 2008 compared to no loss for the nine months ended December 31, 2007. The impairment loss resulted from the Bank recognizing an OTTI on selected non-agency collateralized mortgage obligation securities.

     Noninterest Expense. Noninterest expense for the nine months ended December 31, 2008 increased 8.5% to $24.0 million from $22.1 million for the comparable nine months in 2007. Compensation and employee benefits increased 2.5% for the nine months ended December 31, 2008 to $12.9 million from $12.6 million for the comparable nine months in 2007. Increases in compensation and employee benefits resulted from the overall growth of the Bank, including the opening of a full service retail facility and mortgage loan center in Puyallup, Washington in June 2007. We have recently undergone an extensive review of potential expense reductions. In evaluating the controllable expenses, the Bank determined the need to make several strategic staffing reductions. As of November 4, 2008, the Bank completed a reduction in force of 27 full-time positions and identified several areas where responsibilities will be shifted to accommodate the revised staffing levels. In addition, other positions were not filled when vacated by the employees previously occupying these positions. As a result of this initiative to reduce personnel, the Bank incurred approximately $135,000 in severance related expenses during the period.

     Other real estate owned collection expense increased to $1.1 million for the nine months ended December 31, 2008 from $121,000 in the nine months ended December 31, 2007 as a result of increased legal, appraisal, collection and related expenses pertaining to delinquent and nonperforming assets. FDIC insurance premiums increased to $487,000 for the nine months ended December 31, 2008 from $85,000 in the same period in 2007. We expect our FDIC deposit insurance premiums to increase further during fiscal 2009 as a result of recent FDIC imposed increases in the assessment rates, which are scheduled to commence during the first quarter of calendar year 2009. Other expense decreased 8.2% to $4.1 million for the nine months ended December 31, 2008 from $4.5 million in the nine months ended December 31, 2007. The increased expenses in the prior period were due to a variety of factors, including increased recruiting fees and increased business and occupation taxes paid on higher levels of commercial loans outstanding as of December 31, 2007 compared to December 31, 2008.

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

                                            Nine Months Ended December 31,
                                                    2008 vs. 2007
                                             Increase (Decrease) Due to
                                        --------------------------------------
                                                             Rate/
(In thousands)                          Volume     Rate     Volume     Total
                                        ------   --------   -------   --------

Interest income:
  Interest and fees on loans            $7,714  $(20,621)  $(2,159)  $(15,066)
  Investment securities and other
   interest-bearing securities             273      (475)      (43)      (245)
                                        ------  --------   -------   --------

Total interest-earning assets           $7,987  $(21,096)  $(2,202)  $(15,311)
                                        ======  ========   =======   ========

Interest expense:
 Deposit accounts                       $3,796  $ (5,869)  $  (772)  $ (2,845)
 Borrowings                                100    (2,770)      (41)    (2,711)
                                        ------  --------   -------   --------

Total interest-bearing liabilities      $3,896  $ (8,639)  $  (813)  $ (5,556)
                                        ======  ========   =======   ========

Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At December 31, 2008, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) of $106.5 million. In addition, the Bank has established lines of credit with the FHLB. The amount available under this line of credit is in excess of $110 million as of December 31, 2008.

     As of December 31, 2008, the total amortized cost of investments and mortgage-backed securities was $66.6 million compared to a market value of $68.4 million with a net unrealized gain of $1.8 million. As of March 31, 2008, the total amortized cost of investments and mortgage-backed securities was $77.4 million, compared to a market value of $80.4 million with a net unrealized gain of $3.0 million. The primary reasons for this change relate to an in-kind distribution redemption for its $5.0 million investment in the AMF family of mutual funds, the measurement of an OTTI on selected non-agency collateralized mortgage obligation securities, as well as declining values in the Corporation's portfolio of equities, which are heavily concentrated in the financial sector.

     The Corporation's primary sources of funds are cash flows from operations, which consist primarily of mortgage loan repayments, deposit increases, loan sales, borrowings and cash received from the maturity or sale of investment securities. The Corporation's liquidity fluctuates with the supply of funds and management believes that the current level of liquidity is adequate at this time. If additional liquidity is needed, the Corporation's options include, but are not necessarily limited to: (i) selling additional loans in the secondary market; (ii) entering into reverse repurchase agreements; (iii) borrowing from the FHLB of Seattle; (iv) acquiring brokered deposits; or (v) accessing the discount window of the Federal Reserve Bank of San Francisco.

     Stockholders' equity as of December 31, 2008 was $118.3 million, or 8.0% of assets, compared to $128.3 million, or 9.2% of assets at March 31, 2008. The Bank continues to exceed the 5.0% minimum tier one capital required by the FDIC in order to be considered well-capitalized. The Bank's total risk-adjusted capital ratio as of December 31, 2008 was 10.27% compared to 11.0% as of March 31, 2008. These figures remain above the well-capitalized minimum of 10% set by the FDIC. The Corporation continues to remain well-capitalized on all measures established under the regulatory guidelines.

Regulatory Capital
------------------

     The following table compares the Corporation's and the Bank's actual capital amounts at December 31, 2008 to its minimum regulatory capital requirements at that date (in thousands):

                                                                To Be Well
                                                                Capitalized
                                                                Under Prompt
                                           For Capital          Corrective
                           Actual       Adequacy Purposes    Action Provisions
                    ------------------  ------------------   -----------------
                     Amount     Ratio    Amount     Ratio     Amount    Ratio
                    --------   -------  --------   -------   --------  -------

Total Capital
 (to Risk Weighted
  Assets)
   Consolidated    $133,736     10.33%  $103,567   >8.00%       N/A
   Horizon Bank    $132,871     10.27%  $103,527   >8.00%    $129,409  >10.00%
Tier I Capital
 (to Risk Weighted
  Assets)
   Consolidated    $117,158      9.05%  $ 51,784   >4.00%       N/A
   Horizon Bank    $116,299      8.99%  $ 51,764   >4.00%    $ 77,646  > 6.00%
Tier I Capital
 (to Average
  Assets)
   Consolidated    $117,158      8.05%  $ 58,199   >4.00%       N/A
   Horizon Bank    $116,299      8.00%  $ 58,118   >4.00%    $ 72,647  > 5.00%

     To support its capital preservation efforts, the Corporation suspended the cash dividend paid on its common stock. No assurances can be made regarding the Corporation's ability to declare future dividends.

     The Corporation has conducted various stock buy-back programs since August 1996. In March 2008, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2009 fiscal year, allowing the Corporation to repurchase up to 2.5% of total shares outstanding, or approximately 300,000 shares. This marked the Corporation's tenth stock repurchase plan. During the three and nine months ended December 31, 2008, the Corporation did not repurchase any shares consistent with its current
focus on preserving and managing capital.   The Corporation does not
anticipate repurchasing shares under the current plan. When the Corporation is repurchasing shares, the number of shares of stock to be repurchased and the price to be paid is the result of many factors, several of which are outside of the control of the Corporation. The primary factors, however, are market and economic factors such as the price at which the stock is trading in the market, the number of shares available in the market; the attractiveness of other investment alternatives in terms of the rate of return and risk involved in the investment; the ability to increase the value and/or earnings per share of the remaining outstanding shares; the Corporation's liquidity and capital needs; and regulatory requirements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At December 31, 2008, the Corporation had no significant off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At December 31, 2008, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2008.

Item 4.  Controls and Procedures

     An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer, and several other members of the Corporation's senior management as of the end of the period preceding the filing date of this quarterly report. Based on this evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2008, the Corporation's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

     In the quarter ended December 31, 2008, the Corporation did not make any changes in its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting. While the Corporation believes the present designs of its disclosure controls and procedures and internal control over financial reporting are effective to achieve their goals, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures and/or internal control over financial reporting.

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

     In light of the current challenging operating environment, along with our elevated level of non-performing assets, delinquencies, and adversely classified assets, we may be subject to increased regulatory scrutiny, regulatory restrictions, and potential enforcement actions. Such enforcement actions could place limitations on our business and adversely affect our ability to implement our business plans. Even though we remain well-capitalized in terms of our capital ratios, the regulatory agencies have the authority to restrict our operations to those consistent with adequately capitalized institutions. For example, if the regulatory agencies were to implement such a restriction, we would likely have limitations on our lending activities and requirements to reduce our level of construction and land development loans and our non-performing assets and be limited in our ability to utilize brokered funds as a funding source, an area that has been a source of funds for us in recent years. In addition, the regulatory agencies have the power to limit the rates paid by the Corporation to attract retail deposits in its local markets. In addition, we may be required to provide notice to the FDIC regarding any additions or changes to directors or senior executive officers and we would not be able to pay certain severance and other forms of compensation without regulatory approval. Further, we may be required to reduce our levels of classified or non-performing assets within specified time frames. These time frames might not necessarily result in maximizing the price which might otherwise be received for the properties. In addition, if such restrictions were also imposed upon other institutions which operate in the Bank's markets, multiple institutions disposing of properties at the same time could further diminish the potential proceeds received from the sale of these properties. If any of these or similar restrictions are placed on us, it would limit the resources currently available as a well-capitalized institution.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

     For the quarter and nine months ended December 31, 2008 we recorded a provision for loan losses of $10.0 million and $25.0 million, respectively, compared to $900,000 and $2.1 million for the quarter and nine months ended December 31, 2007, which reduced our results of operations for the third quarter and first nine months of fiscal 2009. We also recorded net loan charge-offs of $10.3 million and $18.8 million for the quarter and nine months ended December 31, 2008, respectively, compared to $32,000 and $98,000 for the quarter and nine months ended December 31, 2007. We are experiencing increasing loan delinquencies and credit losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the Pacific Northwest. In addition, slowing housing and developed lot sales have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies. At December 31, 2008 our total non-performing loans had increased to $66.9 million compared to $990,000 at December 31, 2007. In that regard, our portfolio is concentrated in construction and land loans and commercial and multi-family loans, all of which have a higher risk of loss
than residential mortgage loans.   While commercial construction and land
development loans represented $464.8 million or 38.3% of our total loan portfolio at December 31, 2008 they represented $72.7 million or 86.9% of our non-performing assets at that date. If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses. Moreover, if the recession continues we expect that it will continue to negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses. An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

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

     Although we consider these sources of funds adequate for our liquidity needs, we may be compelled or elect to seek additional sources of financing in the future. Likewise, we may seek additional debt in the future to achieve our long-term business objectives, in connection with future acquisitions or for other reasons. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

     We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect to raise additional capital. In that regard, a few financial institutions have recently raised capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we be required by regulatory authorities or otherwise elect to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute your ownership interest in the Corporation.

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

     We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

     * Our stock price could be negatively impacted by these events and is likely to remain under pressure until a market recovery is under way.

     * Increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

     * Rising delinquencies and non-performing loans will adversely impact earnings.

     * The process we use to estimate losses inherent in our credit exposure requires subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the financial statements.

     * Continued losses could reduce our capital levels and markets may not be open to invest in community banks in order to re-capitalize.

     * We may be required to pay significantly higher Federal deposit insurance premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

     * Consumer confidence in financial institutions is deteriorating, which could lead to declines in our deposit totals and impact liquidity.

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

* Changes in economic conditions, particularly a further economic slowdown in our local markets, including Whatcom, Skagit, Snohomish, King and Pierce Counties, could increase our exposure to losses.

     Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2007, the housing and real estate sectors experienced an economic slowdown that has continued through 2008 and into 2009. Further deterioration in economic conditions, in particular within our primary market area in the Whatcom, Skagit, Snohomish, King and Pierce County real estate markets, could result in the following consequences, among others, any of which could negatively impact our business materially:

        o   loan delinquencies may increase;
        o   problem assets and foreclosures may increase;
        o   demand for our products and services may decline; and
        o collateral for loans made by us, especially real estate, may decline in value, in turn reducing a customer's borrowing power and reducing the value of assets and collateral securing our loans.
        o the increase in workload could challenge our credit administration.

* Further downturns in the real estate markets in our primary market area could hurt our business.

     Our business activities and credit exposure are primarily concentrated in Whatcom, Skagit, Snohomish, King and Pierce Counties. Our construction and land loan portfolios, our commercial and multifamily loan portfolios and certain of our other loans have been affected by the downturn in the residential real estate market. We anticipate that further declines in the real estate markets in our primary market area will hurt our business. As of December 31, 2008, a significant portion of our loan portfolio consisted of loans secured by real estate located in our local market areas. If real estate values continue to decline the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans. The events and conditions described in this risk factor could therefore have a material adverse effect on our business, results of operations and financial condition.

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

     Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans, together with other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued in 2008. Many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction and land development loans, multifamily loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial and multifamily and other commercial loans and home mortgages have declined and may continue to decline. Bank and holding company stock prices have been negatively affected, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders. Further negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.


Recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies may not help stabilize the U.S. financial system or improve the housing market.

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


     * Temporary increase in Federal Deposit Insurance Corporation ("FDIC") insurance coverage from $100,000 to $250,000 through December 31, 2009; and

     * Authority to the Securities and Exchange Commission (the "SEC") to review and evaluate the mark-to-market accounting requirements for any issuer or class of category of transactions.

     Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion (of which $250 billion is currently available) of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Under the TARP, the Treasury has created a capital purchase program, pursuant to which it is providing access to capital to financial institutions through a standardized program to acquire preferred stock (accompanied by warrants) from eligible financial institutions that will serve as Tier 1 capital.

     EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the currently liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

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

     On October 14, 2008, the FDIC announced the establishment of a temporary liquidity guarantee program to provide insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by financial institutions (such as Horizon Bank), bank holding companies and savings and loan holding companies (such as Horizon Financial). Financial institutions are automatically covered by this program for the 30-day period commencing October 14, 2008 and will continue to be covered as long as they do not affirmatively opt out of the program. Under the program, newly issued senior unsecured debt issued on or before June 30, 2009 will be insured in the event the issuing institution subsequently fails, or its holding company files for bankruptcy. The debt includes all newly issued unsecured senior debt (e.g., promissory notes, commercial paper and inter-bank funding). The aggregate coverage for an institution may not exceed 125% of its debt outstanding on December 31, 2008 that was scheduled to mature before June 30, 2009. The guarantee will extend to June 30, 2012 even if the maturity of the debt is after that date. Many details of the program still remain to be worked out.

     The actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, is unknown. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

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

Our deposit insurance assessments will increase substantially, which will adversely affect our profits

     Our Federal Deposit Insurance Corporation deposit insurance assessments expense for the nine months ended December 31, 2008 was $487,000. Deposit insurance assessments will increase in 2009 due to recent strains on the Federal Deposit Insurance Corporation deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next few years. The current rates for Federal Deposit Insurance Corporation assessments range from five to 43 basis points, depending on the financial health of the insured institution. On December 16, 2008, the Federal Deposit Insurance Corporation issued a final rule increasing that assessment range to 12 to 50 basis points for the first quarter of 2009. For the remainder of 2009, the Federal Deposit Insurance Corporation has proposed a range of - ten to 45 basis points for institutions that do not trigger the brokered deposits adjustment, the secured liability adjustment, or the unsecured debt adjustment. For institutions that are subject to those adjustments, the Federal Deposit Insurance Corporation proposes rate assessments in the range of eight to 77.5 basis points. In this regard, the brokered deposit adjustment can range from 0 to ten basis points, the secured liability adjustment (which includes, among others, Federal Home Loan Bank advances, securities sold under repurchase agreements, secured federal funds purchased, and certain other secured borrowings) can range from 0 to 22.5 basis points, and the unsecured debt adjustment can range from minus two to 0 basis points. The Federal Deposit Insurance Corporation has stated that it may need to set a higher base rate schedule at the time of the issuance of its final assessment rate rule, depending upon the information available at that time including, without limitation, on its updated bank failure and loss projections. The Federal Deposit Insurance Corporation=s proposal would continue to allow it to adopt actual assessment rates that are higher or lower than the total base assessment rates without the necessity of further notice and comment rulemaking, although this power is subject to several limitations. The Federal Deposit Insurance Corporation has announced that it intends to issue a final rule in early 2009, to be effective on April 1, 2009, to set new assessment rates beginning with the second quarter of 2009 and to make other changes to its assessment rule.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

     In March 2008, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2009 fiscal year, allowing the Corporation to repurchase up to 2.5% of total shares outstanding, or approximately 300,000 shares. This marked the Corporation's tenth stock repurchase plan. The Corporation did not repurchase any shares during the three and nine months ended December 31, 2008. Management does not intend to repurchase shares under the current plan.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

       The Corporation's 2008 Annual Meeting of Shareholders was held on July 22, 2008 at the Fox Hall located at 1661 W. Bakerview Road, Bellingham, Washington. The results of the vote on the items presented at the meeting was as follows:

Election of Directors:

Shareholders elected the following nominees to the Board of Directors for a three-year term ending in 2011 by the following vote:

                     FOR:                         WITHHELD:
                     Number of Votes  Percentage  Number of Votes  Percentage
                     ---------------  ----------  ---------------  ----------
V. Lawrence Evans        9,146,347       94.0%        580,230          6.0%
Richard R. Haggen (1)    8,803,205       90.5%        923,372          9.5%
Robert C. Tauscher       9,075,371       93.3%        651,206          6.7%

(1)    resigned effective September 2, 2008.

Shareholders elected the following nominee to the Board of Directors for a two-year term ending in 2010 by the following vote:


                     FOR:                         WITHHELD:
                     Number of Votes  Percentage  Number of Votes  Percentage
                     ---------------  ----------  ---------------  ----------
Richard P. Jacobson      9,130,185       93.9%         596,392        6.1%


The following directors, who were not up for re-election at the Annual Meeting of Shareholders, will continue to serve as directors: Robert C. Diehl, Gary
E. Goodman, Dennis C. Joines and James A. Strengholt.

Item 5. Other Information

        None


Item 6. Exhibits

(a)     Exhibits
        --------
        (2.1) Articles of Incorporation of Horizon Financial, Corp. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
        (2.2) Bylaws of Horizon Financial Corp. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
        (9.1) Amended and Restated Employment Agreement with V. Lawrence Evans (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
        (9.2) Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
        (9.3) Bank of Bellingham 1993 Employee Stock Option Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 33-88571)
        (9.4) Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002)
        (9.5) Severance Agreement with Richard P. Jacobson, as amended (incorporated by reference to the Registrant's Current Report on Form 8-K dated January 23, 2008)
        (9.6) Severance Agreement with Steven L. Hoekstra (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
        (10.7) Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 333-127178))

        (10.8) Form of Incentive Stock Option Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit
                 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
        (10.9) Form of Non-qualified Stock Option Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to
                 Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
        (10.10) Form of Restricted Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
        (10.11) Form of Salary Continuation Agreement between Horizon Bank and Executive Officers Steven L. Hoekstra, Richard P. Jacobson and Dennis C. Joines (incorporated by reference to
                 Exhibit 99.1 contained in the Registrant's current Report on Form 8-K dated June 27, 2006)
        (10.12) Amended Salary Continuation Agreement between Horizon Bank and Richard P. Jacobson (incorporated by reference to Exhibit
                 10.1 contained in the Registrant's Current Report on Form 8-K dated January 23, 2008)
        (10.13) Transition agreement with V. Lawrence Evans (incorporated by reference to the registrant's Current Report on Form 8-K dated March 25, 2008)
        (10.14) Severance Agreement with Greg B. Spear (incorporated by reference to the Registrant's Current Report on Form 8-K dated October 24, 2008)
        (14) Code of Ethics (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2007)
        (31) Certification of Chief Executive Officer and Chief financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
        (32) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              HORIZON FINANCIAL CORP.



                              By: /s/ Richard P. Jacobson
                                  --------------------------
                                  Richard P. Jacobson
                                  Chief Executive Officer


                              By: /s/ Greg B. Spear
                                  --------------------------
                                 Greg B. Spear
                                Chief Financial Officer




                              Dated:     February 6, 2009
                                     -------------------------

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