Form 10-K
period 2009-03-31
HORIZON FINANCIAL CORP
filed 2009-06-15
CIK 1002682

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              __________________

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the Fiscal Year Ended March 31, 2009               OR

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

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
files). YES       NO
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

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer            Accelerated filer    X
                        -----                         -----
Non-accelerated filer              Smaller reporting company
                        -----                                -----

    Indicate by check mark whether the  registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). YES       NO X
                                               -----    -----

    The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the NASDAQ Stock Market under the symbol "HRZB" on September 30, 2008, was $108,600,169 (11,960,371 shares at $9.08 per share).
As of June 2, 2009, the registrant had 11,980,796 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Certain portions of the registrant's Proxy Statement for the 2009 Annual Meeting of Stockholders, which is expected to be filed pursuant to Regulation 14A within 120 days after the end of the registrant's fiscal year ended March 31, 2009. (Part III).

                               HORIZON FINANCIAL CORP.
                          2009 ANNUAL REPORT ON FORM 10-K
                                 TABLE OF CONTENTS

                                                                         Page

Forward-Looking Statements ............................................   (ii)
Available Information..................................................  (iii)
PART I.
   Item 1.   Business..................................................     1
   Item 1A.  Risk Factors..............................................    38
   Item 1B.  Unresolved Staff Comments.................................    48
   Item 2.   Properties................................................    49
   Item 3.   Legal Proceedings.........................................    50
   Item 4.   Submission of Matters to a Vote of Security Holders.......    50
PART II.
   Item 5.   Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities.......    51
   Item 6.   Selected Financial Data...................................    53
   Item 7.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations.....................    55
   Item 7A.  Quantitative and Qualitative Disclosures About
               Market Risk.............................................    77
   Item 8.   Financial Statements and Supplementary Data...............    78
   Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure..................   114
   Item 9A.  Controls and Procedures...................................   114
   Item 9B.  Other Information.........................................   114
PART III.
   Item 10.  Directors, Executive Officers and Corporate Governance....   115
   Item 11.  Executive Compensation....................................   115
   Item 12.  Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters..........   115
   Item 13.  Certain Relationships and Related Transactions,
               and Director Independence...............................   116
   Item 14.  Principal Accounting Fees and Services....................   116
PART IV.
   Item 15.  Exhibits and Financial Statement Schedules................   116

SIGNATURES.............................................................   118

                                      (i)

Forward-Looking Statements

     "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: This Form 10-K contains certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "intend," "should," "plan," "project," "estimate," "potential," "seek," "strive," or "try" or other conditional verbs such as "will," "would," "should," "could," or "may" or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our strategies. Our ability to predict results or the actual effects of our plans or strategies is inherently uncertain. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets including changes in the ability of the issuers of trust preferred securities we own to repay their obligations; results of examinations of us by the Federal Reserve Bank of San Francisco and our bank subsidiary by the Federal Deposit Insurance Corporation ("FDIC"), the Washington State Department of Financial Institutions, Division of Banks ("DFI") or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us by the Order to Cease and Desist issued by the DFI and the FDIC, including but not limited to our ability to increase our capital, reduce our non-performing assets and reduce our reliance on brokered certificates of deposit, which could result in the imposition of additional restrictions on our operations; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory polices and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies, principles and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; our ability to lease excess space in Company-owned buildings; and other risks detailed in this Form 10-K. Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for the remainder of 2009 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Corporation's operating and stock performance.

                                      (ii)

     As used throughout this report, the terms "we", "our", or "us" refer to Horizon Financial Corp. and our consolidated subsidiary, Horizon Bank.

                            Available Information

     The Company's annual report to shareholders, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and press releases are posted on the Corporation's Investor Relations page at www.horizonbank.com. These reports are posted as soon as reasonably practicable after they are electronically filed with the Securities and Exchange Commission ("SEC"). All of the Company's SEC filings are also available free of charge at the SEC's website at www.sec.gov or by calling the SEC at 1-800-SEC-0330.


                                      (iii)

                                    PART I
Item 1. Business
----------------

General
-------

     Horizon Financial Corp. ("Horizon Financial"or the "Corporation") was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank ("Horizon Bank" or the "Bank") effective October 13, 1995. At March 31, 2009, the Corporation had total assets of $1.5 billion, total deposits of $1.2 billion and total stockholders' equity of $93.0 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

     The Bank was organized in 1922 as a Washington State chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979, the Bank converted to a Washington State chartered mutual savings bank, the deposits of which are insured by the Federal Deposit Insurance Corporation ("FDIC"). On August 12, 1986, the Bank converted to a Washington state chartered stock savings bank under the name "Horizon Bank, a savings bank." Effective March 1, 2000, the Bank changed its name to its current name, "Horizon Bank." The Bank became a member of the Federal Home Loan Bank ("FHLB") of Seattle in December 1998. Effective August 1, 2005, the Bank converted from a Washington chartered savings bank organized under Title 32 of the Revised Code of Washington ("RCW") to a Washington chartered commercial bank organized under Title 30 of the RCW. The Bank's deposits are insured by the FDIC up to applicable limits.

     The Bank's operations are conducted through 18 full-service office facilities, four commercial loan centers, and four real estate loan centers, located in Whatcom, Skagit, Snohomish, and Pierce counties in Northwest Washington. The Bank opened commercial banking/loan centers in Bellingham and Everett, Washington, and expanded its operations in Burlington, Washington during the first quarter of fiscal 2004. In November 2004, the Bank opened a full service office in Marysville, Washington. In April 2005, the Bank opened a full service office in Lakewood, Washington, located in Pierce County, just south of Tacoma. The Bank opened a full service regional facility in June 2006, which replaced the Bank's existing office and commercial banking center in south Everett. During the third quarter of fiscal 2007, the Bank entered into a lease agreement to open a branch in Puyallup, Washington, which opened in June 2007, to expand its presence in Pierce County.

     In the Corporation's primary market areas, there have been an increasing number of adverse employment announcements. During our fiscal year ended March 31, 2009, unemployment in Washington State reached 9.2% as compared to 4.8% in March 2008. Contributing to this rise in unemployment were layoffs of 3,400 at Washington Mutual, 5,500 at Boeing, 1,500 at Microsoft and 750 at Starbucks as well as an expected loss of 20,000 jobs in the construction field. These reports led management to the conclusion that the challenges being faced in the housing markets are not likely to improve in the near future and will continue to challenge our borrowers in the real estate construction and land development business sector.

     Over the last five years the Corporation has engaged in construction and land development lending and accumulated a portfolio of $437.1 million of these loans at March 31, 2009. Recent economic events have dramatically impacted the Corporation with respect to this area of our operations. First, the national economy is in a deepening recession due in part to the slow housing market. Many of our construction borrowers, who rely on the sales of homes to repay loans, are not able to find buyers. Some of these borrowers, in turn, have defaulted on loans, which has impaired our ability to recognize interest and has resulted in significant charge-offs and related provisions for loan losses.

     In connection with continuing turmoil in the economy, and more specifically, with our construction and land development loan portfolio, we recorded a net loss of $33.4 million for the fiscal year ended March 31, 2009. This loss was primarily the result of considerable increases in the provision for loan losses during the year, a tightening interest margin caused by recent interest rate reductions, and increased amounts of non-accrual loans. As a result of our net loss, the Bank was "adequately capitalized" at that date as further described in Note 12 - "Stockholders' Equity" of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K. Our net loss has had a negative impact on our operations, liquidity and capital adequacy and has resulted in mandates by our regulators to require that we take certain actions to enhance our operations and profitability, as noted below.

Regulatory Action
-----------------

     As noted in a Form 8-K filing on March 2, 2009, the Bank on February 26, 2009 entered into a Stipulation and Consent to the issuance of an Order to Cease and Desist (the "Order") by the FDIC and the Washington Department of Financial Institutions ("DFI").

     Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DFI. Other material provisions of the Order require the Bank to:

   * strengthen the Bank's board of directors' oversight of management and operations of the Bank;
   *  increase and subsequently maintain specified capital levels;
   * enhance its practices and written policies for determining the adequacy of the allowance for loan and lease losses;
   * eliminate loans classified as "Loss" and "Doubtful" at its regulatory examination, and reduce the loans classified as "Substandard" as a percent of capital;
   * not extend additional credit to borrowers whose loan had been classified as "Loss" and is uncollected;
   *  develop a plan to reduce delinquent loans;
   * develop a plan to reduce the amount of construction and land development loans;
   * develop a three year strategic plan outlining specific goals for loans, investments and deposits, acceptable to the FDIC;
   *  enhance its written funds management and liquidity policy;
   * not increase brokered deposits and develop a plan to reduce brokered deposits; and
   *  prepare and submit progress reports to the FDIC and the DFI.

     The Order will remain in effect until modified or terminated by the FDIC and the DFI.

     In addition, on February 6, 2009, the Federal Reserve Bank of San Francisco ("Federal Reserve") notified the Corporation that in light of the seriousness of the FDIC's supervisory concerns, immediate efforts by the Board of Directors and management are essential to return the Corporation to a satisfactory condition for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As a result of this notification neither the Corporation nor the Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the Federal Reserve. In addition, neither the Corporation nor the Bank may make indemnification and severance payments without complying with certain statutory restrictions including prior written approval of the Federal Reserve and concurrence from the FDIC.

     For additional information regarding the terms of the FDIC order, see
Item 1A, "Risk Factors -- Risks Related to our Business - We are subject to increased regulatory scrutiny and are subject to certain business limitations. Further, we may be subject to more severe future regulatory enforcement actions if our financial condition or performance weakens" herein.

Business Strategy
-----------------

     In response to these financial challenges and increased regulatory supervision, we have taken and are continuing to take a number of tactical actions aimed at preserving existing capital, reducing our substandard loans, reducing our lending concentrations in the area of construction and land development and associated capital requirements and increasing liquidity. The tactical actions taken include, but are not limited to the following: slowing loan originations, growing retail deposits, reducing brokered deposits, seeking loan participation and sales arrangements with other lenders or private equity sources, reducing personnel and other operating costs, and eliminating the payment of dividends. Our goal is to return to profitability by reducing our size, stabilizing our losses, managing our problem assets and reducing overall expenses. We are working on the following objectives as a basis for long-term success of our franchise:

   * Improve Asset Quality. We have taken proactive steps to resolve our non-performing loans, including negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate. We also have substantially reduced or ceased lending activities for newly originated loans and redirected the focus of the loan department operations and other personnel to monitor and attempt to reduce our exposure to a further deterioration in asset quality. We have applied more conservative underwriting practices to our new loans, including, among other things, requiring more detailed credit information in certain circumstances, increasing the amount of required collateral or equity requirements, reducing loan-to-value ratios and the amount of loans originated to one borrower.

   * Reduce Asset Base and Improve Regulatory Capital Ratios. We expect to reduce our asset base which should help reduce our risk profile and improve capital ratios through reductions in the amount of outstanding loans and securities through normal principal amortization, possible asset sales, and a corresponding reduction of liabilities.

   * Continued Expense Control. Beginning in 2008 and continuing into 2009, management has undertaken several initiatives to reduce noninterest expenses, and will continue to make it a priority to identify cost savings opportunities throughout all phases of operations. Personnel reductions included a reduction in force of 27 full time employees during the last quarter of 2008. These reductions in personnel, along with strategic reductions in other non-interest expense areas will, we anticipate, result in savings of over $3.0 million on an annual basis.

   * Reduce Reliance on Wholesale Funding Sources. We will continue to focus on our strategy of reducing our reliance on wholesale funding sources, which include Federal Home Loan Bank ("FHLB") advances and brokered certificates of deposits, while increasing core deposits and other retail deposit products through our branch deposit network. We are required under the Order to develop a plan to eliminate our reliance on brokered certificates of deposits. Retail deposits have increased during the 2009 fiscal year 5.5% to $968.4 million at March 31, 2009. The funding obtained will continue to be utilized to retire wholesale fundings at their maturities.

     We are also evaluating various strategic options and will seek the assistance of investment banking services to evaluate and potentially pursue the prospects of private equity investment or other capital raising alternatives. While we continue to act upon both tactical and strategic alternatives to raise capital and restructure our balance sheet, as has been widely publicized, access to capital markets is extremely limited in the current economic environment, and we can give no assurances that in the current financial environment our efforts will be successful and will result in sufficient capital preservation or infusion. Our ability to decrease our levels of non-performing assets is also dependent on market conditions as our construction loan borrowers rely on an active real estate market as a source of repayment, and the sale of loans in this market is difficult. If the real estate market does not improve, our level of non-performing assets may continue to increase.

     While we believe that we are taking appropriate steps to respond to these economic risks and regulatory actions, further deterioration in the economic environment or severe regulatory actions could adversely affect our continuing operations.

Lending Activities
------------------

     General. The Bank's loan portfolio, net totaled $1.1 billion at March 31, 2009, representing approximately 77.0% of its total assets. On that date, 13.6% of net loans receivable consisted of loans secured by mortgages on one-to-four family residential properties, 4.6% consisted of loans secured by mortgages on multi-family residential properties, and 79.4% consisted of construction and land development loans, commercial loans and commercial real estate loans. The balance of the Bank's outstanding loans at that date consisted of secured and unsecured consumer loans and loans secured by savings deposits.

     The Bank originates both fixed rate and adjustable rate mortgages ("ARMs") secured by residential and commercial and multi-family real estate and commercial loans to small-medium sized businesses and professionals.

     A substantial portion of the Bank's loan portfolio is secured by real estate located in the Bank's primary market area, which the Bank considers to be Whatcom, Skagit, Snohomish and Pierce counties in Washington. In addition, as discussed above, the Bank's portfolio contains a large amount of construction and land development loans, which are being adversely impacted by the slow housing market. This concentration of credit risk could continue to have a material adverse effect on the Bank's financial condition and results of operations to the extent there is a continual deterioration in the counties' economic and real estate values.

     In order to enable it to make the yields on its loan portfolio and investments more interest rate sensitive, the Bank has implemented a number of measures. Those measures include the: (i) origination of long-term, fixed-rate mortgage loans when such loans are written to specifications promulgated by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and qualify for sale in the secondary market, (ii) origination of ARM loans on residential and commercial properties subject to market conditions, (iii) origination of variable rate commercial and consumer loans, and (iv) increased emphasis on originating shorter term loans for its portfolio, and selling much of its long-term mortgage loan production into the secondary market. As described above, however, we are currently minimizing our loan originations, and focusing on resolving our problem loans.

         Loan Portfolio Analysis. The following table provides selected data relating to the composition of the Bank's loan portfolio by type of loan at the dates indicated. The changes represented in the table below reflect the changes in the Bank's lending strategies, which began in 1999 when the Bank shifted its focus from a traditional thrift institution to that of a community commercial bank. As part of this shift in strategy, the Bank began selling much of its one-to-four family loan production into the secondary market on a servicing released basis. In addition, as repayments were received on its one-to-four family loan portfolio, the funds were used to support the growth in the commercial loan categories, as shown in the table below.


                                                         At March 31,
                    ----------------------------------------------------------------------------------------
                          2009             2008              2007               2006               2005
                    ---------------   ---------------   ---------------    ---------------   ---------------
                    Amount  Percent   Amount  Percent   Amount  Percent    Amount  Percent   Amount  Percent
                    ------  -------   ------  -------   ------  -------    ------  -------   ------  -------
                                                      (Dollars in thousands)
Type of Loan:
First mortgage loans:
 One-to-four
  family
  residential.... $ 167,048   14.9% $  165,824   13.9% $  149,885   14.2%  $148,515   16.2%  $167,454  20.8%
 One-to-four
  family
  construction...    28,290    2.5      35,303    3.0      28,576    2.7     20,971    2.3     16,464   2.1
 Participations
  sold...........   (42,853)  (3.8)    (54,269)  (4.6)    (54,592)  (5.2)   (56,546)  (6.2)   (65,125) (8.1)
                 ----------  -----  ----------  -----  ----------  -----   --------  -----   -------- -----

   Subtotal......   152,485   13.6     146,858   12.3     123,869   11.7    112,940   12.3    118,793  14.8
                 ----------  -----  ----------  -----  ----------  -----   --------  -----   -------- -----

 Construction and
  land develop-
  ment...........   408,787   36.4     486,535   40.8     405,348   38.4    262,358   28.6    162,726  20.2
 Multi-family
  residential....    51,970    4.6      45,049    3.8      52,727    5.0     70,080    7.6     73,397   9.1
 Commercial real
  estate.........   281,481   25.0     300,109   25.2     292,212   27.7    314,299   34.2    312,722  38.9
 Commercial
  loans..........   201,973   18.0     177,685   14.9     146,265   13.9    123,445   13.4    109,387  13.6
 Home equity
  secured........    58,228    5.2      47,351    4.0      45,307    4.3     44,001    4.8     33,762   4.2
 Other consumer
  loans..........     7,717    0.7       7,005    0.6       5,031    0.5      5,571    0.6      5,961   0.7
                 ----------  -----  ----------  -----  ----------  -----   --------  -----   -------- -----
   Subtotal...... 1,010,156   89.9   1,063,734   89.3     946,890   89.8    819,754   89.2    697,955  86.7
                 ----------  -----  ----------  -----  ----------  -----   --------  -----   -------- -----
   Total loans
   outstanding... 1,162,641  103.5   1,210,592  101.6   1,070,759  101.5    932,694  101.5    816,748 101.5
                 ----------  -----  ----------  -----  ----------  -----   --------  -----   -------- -----

Less:
 Allowance for
  loan losses....   (38,981)  (3.5)    (19,114)  (1.6)    (15,889)  (1.5)   (14,184)  (1.5)   (11,767) (1.5)
                  ---------  -----  ----------  -----  ----------  -----   --------  -----   -------- -----
  Net loans
   receivable....$1,123,660  100.0% $1,191,478  100.0% $1,054,870  100.0%  $918,510  100.0%  $804,981 100.0%
                 ==========  =====  ==========  =====  ==========  =====   ========  =====   ======== =====

                                                       5

     As reflected in the table above, approximately 66.0% of our total net loan portfolio consists of commercial and multi-family real estate and construction and land development loans. Management has made the strategic decision to reduce the level of exposure to these types of loans during the economic slowdown and has dramatically reduced its lending secured by this type of collateral. In particular, management intends to continue these efforts to reduce its concentration in construction and land development loans. These loans are typically greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of complexity and risk than single family residential mortgage loans. Because payments on loans secured by commercial and multi-family real estate often depend upon the successful operation and management of the properties, and construction and land development loans are dependent on home sales, repayment of such loans are being challenged at this time by adverse conditions in the real estate market and our local economy. As part of its strategic plan, the Bank intends to reduce these risks by reducing the overall percentage of concentration in commercial and multi-family real estate and construction and land development loans until such time real estate markets stabilize and the economy shows signs of recovery.

     Loan Maturity. The following table sets forth certain information at March 31, 2009 regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans and overdrafts are reported as due in one year or less. Loan balances are net of undisbursed loan proceeds, unearned discounts, unearned income and allowance for loan losses.

                                          Due After
                           Due Within     1 Through    Due Over
                             1 Year        5 Years     5 Years
                           After March   After March  After March
                            31, 2009       31, 2009    31, 2009      Total
                           -----------   -----------  -----------    ------
                                           (In thousands)
Construction and land
  development............   $295,768      $ 41,213     $  1,725   $  338,706
Commercial real estate...    120,205       137,914       35,384      293,503
Multi-family residential.     20,591        29,237        2,330       52,158
Commercial loans.........    168,189        34,105        5,895      208,189
One-to-four family
  construction...........     28,290            --           --       28,290
One-to-four family
  residential, home
  equity, and other
  consumer loans.........     81,773        42,167       78,874      202,814
                            --------      --------     --------   ----------
    Total................   $714,816      $284,636     $124,208   $1,123,660
                            ========      ========     ========   ==========

     The following table sets forth the dollar amount of all loans due more than one year after March 31, 2009 which have fixed interest rates and have floating or adjustable interest rates. Loan balances are net of undisbursed loan proceeds, unearned discounts, unearned income, and allowance for loan losses.

                                                      Adjustable
                                        Fixed Rates     Rates         Total
                                        -----------   ----------    ----------
                                                    (In thousands)
Construction and land
  development.......................     $ 37,516       $  5,422    $  42,938
Commercial real estate..............       74,018         99,280      173,298
Multi-family real estate............       17,337         14,230       31,567
Commercial loans....................       28,547         11,453       40,000
One-to-four family construction.....           --             --           --
One-to-four family residential,
  home equity, and other
  consumer loans....................       93,731         27,310      121,041
                                         --------       --------    ---------
    Total...........................     $251,149       $157,695     $408,844
                                         ========       ========     ========

     Multi-Family and Commercial Real Estate Lending. Commercial real estate loans, including multi-family loans, totaled $333.5 million, or 29.7% of net loans receivable at March 31, 2009. The Bank originates commercial real estate loans primarily secured by owner-occupied business facilities, apartment buildings, warehouses, mini-storage facilities, industrial use buildings, office and medical office buildings, hospitality facilities, commercial land development and retail shopping centers located in its market area. Commercial real estate loans typically range in principal amount from $500,000 to $10.0 million. At March 31, 2009, the largest commercial real estate loan on one property had an outstanding balance of $15.9 million and is secured by a destination resort and surrounding real estate located in the Bank's market area. At March 31, 2009, the Bank had seven other loans with net balances in excess of $10.0 million, which are secured by commercial real estate. All of these loans were performing according to their repayment terms at March 31, 2009.

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

     The Bank requires appraisals or evaluations on all properties securing commercial real estate loans. The Bank considers the quality and location of the real estate, the credit of the borrower, the cash flow of the project and the quality of management involved with the property. The Bank generally imposes a minimum debt coverage ratio of approximately 1.20 times for originated loans secured by income producing commercial properties. The Bank generally obtains loan guarantees from financially capable parties based on a review of personal financial statements, or if the borrower is a corporation, the Bank also generally obtains personal guarantees from corporate principals based on a review of the principals' personal financial statements.

     Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one-to-four family residential lending. However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one-to- four family residential mortgage loans. Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. If we foreclose on a commercial and multi-family real estate loan, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, commercial and multi-family real estate loans generally have relatively large balances compared to residential mortgage loans. Accordingly, if we make any errors in judgment in the collectibility of our commercial and multi-family real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or other consumer loans. The Bank seeks to minimize these risks by limiting the maximum loan-to-value ratio to 80% and carefully reviewing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan. The Bank's balance of multi-family loans declined during the year ended March 31, 2009 due to the economy and a change in focus from originations of loans to resolving problem assets as we reduced our concentration risk and sought to comply with the Order.

     Construction and Land Development Loans. Construction lending historically provided the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its other real estate lending activities. The vast majority of the Bank's construction loan activity is concentrated in the Pacific Northwest. Market conditions in the Pacific Northwest have declined and the Bank's performance is being adversely impacted as described above. If the market does not improve, it will likely continue to have a significant adverse impact on the Bank's performance. As part of the Bank's strategic plan, the Bank expects to significantly reduce its exposure to construction loans over time and has ceased originating new construction loans.

     Although construction lending has afforded us the opportunity to achieve higher interest rates and fees with shorter terms to maturity than one-to-four family mortgage lending, construction lending is considered to involve a higher degree of risk. At the time these types of loans are made, the value of the collateral securing the loan must be estimated based on the projected selling price at the time the residence or commercial real estate property is completed and on estimated building and other costs (including interest costs). Changes in the demand, such as for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. Accordingly, the Bank may be confronted, at the time the property is completed, with a loan balance exceeding the value of the collateral. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold also complicates the process of working out problem construction loans. This may require us to negotiate repayment plans, forbearances, loan modifications or loan extensions to our borrowers or to advance additional funds and/or contract with another builder to complete construction. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project.

     To address these risks, and because of the level of construction loans in the Bank's portfolio, the Bank has personnel dedicated specifically to monitoring the progress of its construction projects, and making on-site inspections of the properties. The Bank also utilizes the services of experienced inspectors to monitor the progress and draw process in the more complex construction projects. The Bank has an experienced appraisal staff, and members of senior management with related appraisal education and experience, who review appraisals utilized by the Bank in analyzing prospective construction projects. In addition, in an effort to monitor the available inventory in its markets, the Bank also regularly reviews the overall building and development activity in its markets. In some instances, borrower arrangements include available lines of credit that can only be used to meet the ongoing maintenance requirements known as "interest reserves." As of March 31, 2009, we had eight commercial borrowers with commitments of $30.8 million with $1.0 million in available interest reserves. Also at that date, there were 71one-to-four family construction loans with commitments of $124.0 million with $3.3 million in available interest reserves. The interest reserves serve to meet the loan payment terms during the construction phase.

     The Bank originates construction loans through both its Mortgage Loan Division and its Commercial Loan Division. The Bank's Mortgage Loan Division generally oversees the single family custom construction loans, and to a lesser extent, speculative construction loans (i.e., loans for homes that do not have a contract with a buyer for the purchase of the home upon completion of the construction) to smaller contractors building a limited number of speculative homes per year. These construction loans are set forth in the first two lines of the table below (speculative construction one-to-four family and custom construction one-to-four family). The Bank's Commercial Lending Division is responsible for the speculative construction projects for the Bank's larger builders (including large one-to-four family developments), in addition to the Bank's multi-family construction loans, non-residential commercial construction loans, and the Bank's land development loans.

     At March 31, 2009 and 2008, the composition of the Bank's construction loan portfolio was as follows:
                                                 At March 31,
                                ----------------------------------------------
                                       2009                     2008
                                --------------------     ---------------------
                                Amount (1)   Percent     Amount (1)    Percent
                                ---------    -------     ---------     -------
                                            (Dollars in thousands)

Speculative construction
  one-to-four family..........   $ 19,280      4.4%      $ 27,206        5.2%
Custom/presold construction
  one-to-four family..........      9,010      2.0          8,097        1.6
Commercial/speculative
  construction one-to-four
  family......................    142,315     32.6        236,536       45.3
Commercial construction -
  multi-family................      8,439      1.9         11,732        2.2
Commercial construction -
  nonresidential..............     71,453     16.4         59,541       11.4
Land development..............    186,580     42.7        178,726       34.3
                                 --------    -----       --------      -----
   Total......................   $437,077    100.0%      $521,838      100.0%
                                 ========    =====       ========      =====
-----------------
(1)  Includes loans in process.

     Speculative construction one-to-four family loans decreased 29.1% from March 31, 2008 to $19.3 million at March 31, 2009. These loans are made to home builders who generally build one or two speculative construction homes per year. Because of the nature of these loans, a buyer for these homes is found by the builder either during the construction phase or shortly after completion of the home's construction. The Bank generally includes interest reserves in the construction loan amount; however, there is no assurance that this amount will be sufficient to cover all interest expense for the life of the loan. If a buyer is not found in a timely manner, the builder will incur additional interest, marketing and other expenses until the home is sold. As a result, these loans carry a higher degree of risk than loans on homes already completed and custom construction loans (discussed below) for which there is a buyer.

     Custom construction for one-to-four family loans increased 11.3% from the prior year to $9.0 million at March 31, 2009. Unlike speculative construction loans, custom construction loans are made to customers who have entered into a contract with a builder to build them a custom home. The construction portion of these loans is generally for a period of one year or less, and the Bank generally commits to the long-term take-out financing for the customer at the time the construction loan is originated. As a result, the risk for custom construction loans is generally less than for speculative construction loans.

     Commercial speculative construction one-to-four family residential loans decreased 39.8% from the prior year to $142.3 million at March 31, 2009 to reduce our concentration and comply with the Order. In the past, commercial speculative construction loans included loans made to the Bank's larger contractors, who built a significant number of speculative construction one-to-four family homes each year. The Bank has established relationships with experienced builders in this regard, which, along with an active residential market in the Pacific Northwest, resulted, prior to this year, in significant year over year growth in this portion of the Bank's construction portfolio. The Bank generally limits the loan-to-value to 85% of the discounted value of the completed dwellings, and further manages its risk by limiting the number of homes that can be under construction at any one time, when appropriate.

     The commercial construction multi-family portion of the Bank's portfolio decreased 28.1% from the prior year, to $8.4 million at March 31, 2009. The Bank's relationships are more heavily concentrated with one-to-four family contractors and developers than multi-family contractors at this time. These loans are generally for the construction of apartment units in the Bank's primary market areas.

     Non-residential commercial construction loans increased 20.0% from the prior year to $71.5 million at March 31, 2009. These loans are made for a variety of non-residential real estate properties, including, but not necessarily limited to, retail properties, owner occupied commercial real estate, office space, mini-storage facilities, hospitality related uses, and other non-residential uses. These loans are generally made to the ultimate end user of the property (i.e., these loans are more similar to custom construction than speculative construction loans). However, as a result of the inherent risks noted above, these loans carry higher risks than completed properties. Non-residential commercial construction loans receive the same degree of monitoring by the Bank as other construction loans contained in the Bank's loan portfolio.

     Land development loans increased 4.4% from the prior year, to $186.6 million at March 31, 2009 as a result of draws on previously existing commitments. In the past, this type of lending has been a significant part of the Bank's strategy in each of its markets. Most of these loans carry interest rates tied to the Prime rate, which allows the Bank to fund the loans with short-term borrowings at a profitable margin over cost. There are significant risks in this type of lending. While the Bank generally limits its exposure to 75% of the discounted value of the completed lots, it can take a year or more to complete a large development, therefore increasing the risk to the Bank and its valuations used at the time the loan is closed. During the period from the time the loan is closed until the lots are developed, the market conditions can change significantly, exposing the Bank to additional risks in the event the lots can not ultimately be sold at or near the values estimated at the time of the appraisal. The Bank's management regularly monitors the housing demand in its markets, home and finished lot prices, and related measures in its efforts to mitigate this risk. However, as demonstrated by recent economic conditions, no assurances can be made that these or other measures can or will fully mitigate such risks. Currently, the demand for building lots is minimal in the Bank's market areas, as a result of the slow housing market and the high levels of inventory in both finished homes and developed lots, adversely affecting the ability of the Bank's construction loan borrowers to repay their loans.

     Commercial Loans. The Bank's loan portfolio also includes a wide range of commercial loans to small and medium sized businesses. This portfolio presently includes lines of credit with floating rates and maturities of one year or less and term loans for the purchase of equipment, real estate and other operating purposes with maturities generally not exceeding ten years. These loans are secured by a variety of business assets including equipment, real estate, accounts receivable and inventory. These types of loans constituted $202.0 million, or approximately 18.0% of the Bank's net loan portfolio at March 31, 2009. The majority of these loans carry personal guarantees. Under certain conditions, the Bank also offers unsecured credit to qualified borrowers.

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

     One-to-Four Family Residential Loans. In the past, a significant lending activity of the Bank was the granting of conventional loans to enable borrowers to purchase existing homes or construct new homes. The Bank's real estate loan portfolio also includes loans on two-to-four family dwellings, and loans made to purchase or refinance improved buildings to be used for residential housing. At March 31, 2009, 13.6% of the Bank's net loans receivable consisted of loans secured by one-to-four residential real estate. As part of its strategic plan, and subject to market conditions, the Bank expects to continue originating fixed rate residential loans, primarily for sale, while retaining residential ARM loans.

     The Bank's lending practices generally limit the maximum loan-to-value ratio on one-to-four family residential mortgage loans to 97% of the appraised value as determined by an independent appraiser, with the condition that private mortgage insurance generally be required on any home loans with loan-to-value ratios in excess of 80% of the appraised value. The Bank places this insurance with carriers approved by Freddie Mac. The coverage generally limits the Bank's exposure to 72% of the loan amount. If private mortgage insurance is required, the borrower pays the premium at loan closing and any recurring premiums through an escrow reserve account established with the Bank for such period of time as the Bank requires the insurance coverage to be in force.

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

     Consumer Loans. The Bank makes a variety of loans for consumer purposes. Included among these are home equity loans, home equity lines of credit, and, to a much lesser extent, loans secured by personal property, such as automobiles, boats, and other vehicles, loans secured by deposit accounts, unsecured loans, and loans for mobile homes located in mobile home parks.

     Horizon Bank offers consumer loans in order to provide a wider range of financial services to its customers and to achieve shorter terms and higher interest rates normally typical of such loans. At March 31, 2009, the Bank held $65.9 million of consumer loans or 5.9% of net loans receivable, approximately $3.2 million of which is unsecured. At that date, $58.2 million or 5.2% of net loans receivable were home equity loans. These loans are generally originated with a maximum loan-to-value ratio of 70% at the time of origination, with either a fixed or adjustable interest rate and are fully amortizing over terms ranging from 10 to 20 years.

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

     Loan Originations, Purchases and Sales. Currently, the Bank emphasizes the origination of 15 to 30 year fixed rate residential loans on terms and conditions which will permit them to be sold in the secondary market, while originating ARM loans and shorter term fixed-rate loans for its own portfolio.

     In addition to originating loans, the Bank may purchase real estate loans in the secondary market. The Bank's purchases in the secondary market depend upon the demand for mortgage credit in the local market area and the inflow of funds from traditional sources. Loan purchases enable the Bank to utilize funds more quickly, particularly where sufficient loan demand is not obtainable locally. Historically the Bank has not purchased a significant amount of loans.

     The Bank is a qualified servicer for both Freddie Mac and the Federal National Mortgage Association ("Fannie Mae"). The Bank's general practice is to close its fixed-rate, one-to-four family residential loans on Freddie Mac loan documents in order to facilitate future sales to Freddie Mac as well as to other institutional investors. The sale of loans in the secondary mortgage market reduces the Bank's interest rate risk and allows the Bank to continue to make loans during periods when deposit flows decline or funds are otherwise unavailable for lending purposes. As of March 31, 2009, the Bank was servicing loans for others of $42.9 million for which it generally receives a fee payable monthly of 0.25% to 0.375% per annum of the unpaid balance of each loan. In February 2001, the Bank began selling much of its current loan production on a servicing released basis, and plans to continue doing so for many of the long-term fixed rate loan originations. All sales of loan interests by the Bank are made without right of recourse to the Bank by the buyer of the loan interests in the event of default by the borrower.

     The Bank has the ability to buy and sell portions of commercial real estate loans through participations with other financial institutions. As of March 31, 2009, the Bank was servicing commercial loans for others aggregating approximately $31.0 million for which it generally receives a fee payable monthly of 0.25% to 0.375% per annum of the unpaid balance of each loan. The Bank has numerous options in this regard, and will continue to buy and sell, loan participations to assist its liquidity, concentration and diversification efforts. At this time we do not plan to purchase loan participations until after we have completed our balance sheet deleveraging strategy.

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

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to 100% of the commitment amount at March 31, 2009.

     We are currently reducing our outstanding commitments in order to reduce our exposure to potential losses.

     The following is a summary of the off-balance-sheet financial instruments or contracts outstanding as of the dates indicated.

                                                       At  March 31,
                                                 -------------------------
                                                    2009           2008
                                                 -----------   -----------
                                                      (In thousands)

Commitments to extend credit...................   $212,627       $361,763
Credit card arrangements.......................     10,675         10,510
Standby letters of credit......................      3,523          2,047

     Loan Origination and Other Fees. In addition to interest earned on loans, the Bank receives fees for originating loans. Loan origination fees are a percentage of the principal amount of the mortgage loan which are charged to the borrower at the closing of the loan.

     The Bank's loan origination fees are generally 0% to 2.5% on conventional residential mortgages and 0% to 1.5% for commercial real estate loans. The total amount of deferred loan origination fees and unearned discounts at March 31, 2009 was $3 million. Any unamortized loan fees, net of related direct costs, are recognized as income at the time the loan is sold, paid down or paid off.

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

     Delinquent Loans, Loans in Foreclosure and Foreclosed Property. Loans are defined as delinquent when any payment of principal and/or interest is past due. While the Bank generally is able to work out a satisfactory repayment schedule with a delinquent borrower, the Bank will usually undertake foreclosure proceedings if the delinquency is not otherwise resolved within 90 days. Property acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is classified as "other real estate owned" until such time as it is sold or otherwise disposed of. As of March 31, 2009, there was one loan in the loan portfolio over 90 days delinquent and accruing interest and 53 loans on non-accrual status. As described below under the heading "Other Real Estate Owned", the Bank had 14 properties in the real estate owned category totaling $19.2 million at March 31, 2009. Total non-performing assets represented $104.7 million or 7.13% of total assets at March 31, 2009 compared to $12.3 million or 0.88% of total assets at March 31, 2008.

     The following tables summarize the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Trouble Debt Restructuring at the dates indicated.

                                              At March 31,
                             ---------------------------------------------
                               2009      2008      2007     2006     2005
                             -------   -------   -------   ------   ------
                                        (Dollars in thousands)

Non-accrual loans (1)...... $ 84,924  $ 11,608  $    226  $ 1,161  $ 1,481
Loans 90 days or more
 delinquent and
 accruing interest.........      500        --        --       --       --
Real estate acquired
 through foreclosure.......   19,227       655       725       --       --
                            --------  --------  --------  -------  -------
   Total................... $104,651  $ 12,263  $    951  $ 1,161  $ 1,481
                            ========  ========  ========  =======  =======

Non-performing loans as a
 percentage of net loans...     7.60%     0.97%     0.02%    0.13%    0.18%

Non-performing assets as a
 percentage of total
 assets....................     7.13%     0.88%     0.07%    0.10%    0.15%

Troubled debt
 restructured loans........ $ 26,383        --        --       --       --
                            ========  ========  ========  =======  =======
-----------------
(1) Additional interest income of $3.1 million would have been recorded had nonaccruing loans been current in accordance with their original terms during the year ended March 31, 2009. No interest income was recorded on nonaccrual loans for the year ended March 31, 2009.

    The following table summarizes the Bank's non-performing assets at March 31, 2009 by county and by classification:


 Non-performing
 Assets ("NPAs")
      by                Whatcom     Skagit    Snohomish     King     Pierce   Thurston     Total    % of
Classification (1)      County      County     County      County    County    County      NPAs     NPAs
                        ------      ------     ------      ------    ------    ------      ------   ----
                                                  (Dollars in thousands)
One-to-four
 family residential...$    100    $    381   $    640     $    --   $    --   $    --     $  1,121    1.0%
One-to-four family
 construction.........      --          --        605          --     2,095        --        2,700    3.0
                       -------      ------    -------     -------   -------   -------     --------  -----
   Subtotal...........     100         381      1,245          --     2,095        --        3,821    4.0
Commercial land
 development..........  10,138         162     32,040          --    15,586     2,286       60,212   57.0
Commercial
 construction (2).....     362       1,371      6,763      12,568    11,625     3,994       36,683   35.0
Multi-family
 residential..........      --          --         --          --        --        --           --     --
Commercial real
 estate...............      --          --         --          --        --        --           --     --
Commercial business...      --          --        721       1,497        33        --        2,251    2.0
Home equity secured...      73         249         --          --     1,345        --        1,667    2.0
Other consumer........      17          --         --          --        --        --           17     --
                       -------      ------    -------     -------   -------   -------     --------  -----
   Subtotal...........  10,590       1,782     39,524      14,065    28,589     6,280      100,830   96.0
Total non-performing
 assets............... $10,690      $2,163    $40,769     $14,065   $30,684   $ 6,280     $104,651  100.0%
                       =======      ======    =======     =======   =======   =======     ========  =====
Percent of total
 non-performing
 assets...............      10%          2%        39%         14%       29%        6%         100%
------------
(1)  Other real estate owned is included in the table according to its location and classification.
(2)  The commercial construction totals include $10.7 million in condominium construction projects, with the majority of the remaining balance consisting of various commercial speculative one-to-four family construction projects.

                                                    13

     In addition, at March 31, 2009 the Bank identified $172.2 million of additional potential problem loans, primarily single family construction and land development loans. These potential problem loans are loans that do not meet the criteria for placement on non-accrual status or troubled-debt restructuring, therefore, they are not included in the non-performing loan totals. Management has concerns as to the ability of the borrower to comply with present loan repayment terms, and may result in the future inclusion of such loans in the non-accrual category.

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

     The Bank has added personnel and redirected the duties of certain lending staff members to address the needs of these special credits. The Bank's Chief Credit Officer and Commercial Banking Manager are actively managing the Bank's problem credits, with attention to marketing existing non-performing assets, negotiating repayment plans, forbearances, loan modifications and loan extensions with our borrowers when appropriate, and obtaining control of properties, where necessary. In addition, the Bank is enhancing certain borrowers' marketing efforts by providing attractive financing programs to buyers of homes currently financed by the Bank. Generally, these loans are granted at the lowest secondary market rates to credit-worthy borrowers and include an initial fixed rate period of not more than five years. Management elected to employ this strategy based on its belief that it was in the Bank's best interest to transfer the primary source of repayment for these properties to a homeowner with other sources of income, as opposed to having the primary source of repayment remain with the builder's ability to sell the property.

     Other Real Estate Owned. Other real estate owned is carried at the lesser of book value or market value less selling costs. The costs related to maintenance and repair or other costs of such properties, are generally expensed with any gains or shortfalls from the ultimate sale of other real estate owned being shown in other noninterest income or expense.

     The following table summarizes changes in the other real estate owned portfolio for the periods indicated.

                                        For the Year Ended March 31,
                                            2009            2008
                                         --------         -------
                                               (In thousands)

Balance at beginning of period.........  $    655         $   725
Additions to other real estate owned...    31,669              --
Valuation adjustments..................      (539)            (70)
Disposition of other real
  estate owned.........................   (12,558)             --
                                         --------         -------
Balance at end of period...............  $ 19,227         $   655
                                         ========         =======

     The Corporation recognized $445,000 in losses related to the disposition of properties during the year ended March 31, 2009. At March 31, 2009 there were 14 projects totaling $19.2 million held in other real estate owned, six of which are located in Snohomish County, three in Skagit County, two in Whatcom County, two in Pierce County and one project located in King County. The six projects in Snohomish County include one 7.44 acre parcel of commercially zoned raw land, three projects with 17 completed homes and 60 building lots and two projects with six finished homes. The Skagit County properties include one home and two projects with two complete homes and 13 building lots. The Whatcom County properties include one single family residence and one project with 16 building lots. The Pierce County properties include one single family residence and a condominium project with 58 unsold units (out of an original 62 unit project). The King County property is a condominium conversion project with 14 unsold units (out of an original 57 unit project) located in Ballard, Washington, just north of Seattle. In addition to its efforts to market these properties directly to potential purchasers, the Bank enlists the services of various industry experts to assist in these disposition efforts. Of the real estate owned detailed above, the majority of the finished homes are presently under purchase and sale agreements. The remaining properties remain available for sale.

     Management of the Bank continually evaluates loans on nonaccrual status for possible foreclosure or deed in lieu opportunities, at which time these loans would then become other real estate owned. Management views this as an ordinary part of the collection process and efforts are continually maintained to reduce and minimize such non-performing assets.

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

     The provision for loan losses was $65.0 million for the year ended March 31, 2009 compared to $4.1 million for the year ended March 31, 2008. These provisions reflect management's ongoing analysis of changes in loan portfolio composition by collateral categories, balances outstanding, overall credit quality of the portfolio, historical industry loss experience, and current economic conditions. The increased loan loss provision in fiscal 2009 was a result of a variety of factors, including the decline in the regional housing market and its adverse impact on the Bank's loan portfolio, particularly in the construction and land development portfolio. Also contributing to the elevated provision for loan losses during the year ended March 31, 2009 was the increase in delinquencies on performing loans, with those 30 to 89 days past due at March 31, 2009 totaling $83.9 million, compared to $30.6 million at March 31, 2008.

     The allowance for loan losses was $39.0 million, or 3.5% of net loans receivable at March 31, 2009, compared to $19.1 million, or 1.6% of net loans receivable at March 31, 2008. The level of the allowance was a result of a combination of factors, primarily the higher level of non-performing loans at March 31, 2009 of $85.4 million compared to $11.6 million at March 31, 2008.

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

     As required by Statement of Accounting Standard ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, each individual loan, previously classified by management, or newly classified during the quarterly review, is evaluated for loss potential, and a specific amount or percentage deemed to be at risk is added to the overall required reserve amount. For the remaining portion of the portfolio the Bank applies SFAS No. 5, Accounting for Contingencies. A reserve factor is applied to homogeneous loan pools aggregated into sub-pools by loan grades that is consistent with the Bank's experience in that loan pool type or with historical industry experience if management believes such guidelines are more appropriate. The applied percentage is also influenced by other economic factors as noted above.

     Other factors that are considered as part of the methodology for measuring the allowance for loan losses include the trends in non-performing loans, net charge-offs and delinquencies on performing loans, with those 30 to 89 days past due. In addition, the trends in the real estate market are monitored in order to better understand the future impact to our borrowers. The majority of the Corporation's loan portfolio consists of commercial loans and single-family residential loans secured by real estate in the Whatcom, Skagit, Snohomish, King and Pierce County areas of Washington. Regional economic conditions continue to deteriorate, except for a small improvement in Pierce County, where housing inventories have dropped according to RealEstats, Inc. For the month ended March 31, 2009, the available housing inventory levels (measured in months) for Snohomish, Skagit, Pierce, King and Whatcom counties were 14.5, 16.0, 10.9, 11.5 and 10.4, respectively. This compares to the same month one year earlier when available housing inventory levels (measured in months) were overall more favorable for Snohomish, Skagit, Pierce, King and Whatcom counties when they were 11.4, 10.3, 12.4, 8.0 and 7.7, respectively. This information provides some indication of the challenges facing the sale of real estate in the counties we serve.

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

   * Construction and Land Development - This segment of the Bank's portfolio is near the higher end of the risk spectrum as a result of the numerous risks throughout the land development and construction process. In both of these categories, risks are elevated because of difficulties in accurately estimating the total costs of real estate development projects, the value of the completed projects upon completion, and the ultimate demand for the finished lots and dwellings upon completion. In the event the cost estimates prove to be inaccurate, the Bank may be required to advance additional funds to complete the project. Insufficient market demand for the finished products may have a material impact on the Bank's performance if its borrowers are unable to carry their interest obligations in a slow market. This is the case currently, as the slow housing market is adversely impacting the Bank's performance, and if conditions do not improve, future profitability may be materially impacted.

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

     Management believes that the allowance for loan losses at March 31, 2009 was adequate at that date. Although management believes that it uses the best information available to make these determinations, future adjustments to the allowance for loan losses may be necessary.

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

                                           Year Ended March 31,
                             ----------------------------------------------
                               2009     2008       2007      2006     2005
                             -------  -------    -------    ------   ------
                                        (Dollars in thousands)
Allowance at beginning
  of period................ $ 19,114  $15,889    $14,184   $11,767  $10,122
Provision for loan losses..   65,000    4,100      1,850     2,575    1,700
                            --------  -------    -------   -------  -------
Recoveries:
  First mortgage loans.....       --       --         --        --       --
  Construction and
    land development.......       --       --         --        --       --
  Commercial real estate...       --       --         --        --       --
  Multi-family residential.       --       --         --        --       --
  Commercial loans.........      133       16         --         1      168
  Credit card loans........        2        7         41         6        5
  Other consumer loans.....       --       --          9        --        1
                            --------  -------    -------   -------  -------
    Total recoveries.......      135       23         50         7      174

Charge-offs:
  First mortgage loans.....   (3,379)      --         --        --       --
  Construction and
    land development.......  (39,035)    (702)        --        --       --
  Commercial real estate...       --       --         --        --       --
  Multi-family residential.       --       --         --        --       --
  Commercial loans.........   (2,289)     (60)       (75)      (33)    (105)
  Credit card loans........      (95)     (51)       (51)      (54)    (104)
  Other consumer loans.....     (470)     (85)       (69)      (78)     (20)
                            --------  -------    -------   -------  -------
    Total charge-offs......  (45,268)    (898)      (195)     (165)    (229)

  Net charge-offs..........  (45,133)    (875)      (145)     (158)     (55)
                            --------  -------    -------   -------  -------
Allowance at end of period. $ 38,981  $19,114    $15,889   $14,184  $11,767
                            ========  =======    =======   =======  =======

Allowance for loan losses
  as a percentage of net
  loans receivable at the
  end of the period........    3.47%     1.60%     1.51%     1.54%    1.46%

Net charge-offs as a
  percentage of average
  loans outstanding during
  the period...............    3.70%     0.08%     0.01%     0.02%    0.01%

Allowance for loan losses
  as a percentage of non-
  performing assets at
  end of period............   37.25%   155.87% 1,670.06% 1,221.35%  794.53%


    The following table sets forth the breakdown of the allowance for loan losses by loan category for the periods indicated.

                                                         At March 31,
                    ---------------------------------------------------------------------------------------
                          2009             2008             2007              2006              2005
                    ---------------- ----------------  ---------------   ----------------  ----------------
                            Percent          Percent           Percent           Percent           Percent
                            of Loans         of Loans          of Loans          of Loans          of Loans
                            in Each          in Each           in Each           in Each           in Each
                            Category         Category          Category          Category          Category
                            to Total         to Total          to Total          to Total          to Total
                    Amount   Loans   Amount   Loans    Amount   Loans    Amount   Loans    Amount   Loans
                    ------   -----   ------   -----    ------   -----    ------   -----    ------   -----
                                                   (Dollars in Thousands)
First mortgage
 loans............. $ 3,593    9.2%  $ 1,293    6.8%   $ 1,030    6.5%   $   974    6.9%  $   984    8.4%
Construction and
 land development..  24,069   61.7     8,030   42.0      6,321   39.8      4,242   29.9     2,528   21.5
Commercial real
 estate............   3,181    8.2     4,953   25.9      4,557   28.7      5,081   35.8     4,858   41.3
Multi-family
 residential.......     539    1.4       496    2.6        548    3.4        755    5.3       760    6.5
Commercial loans...   6,901   17.7     3,421   17.9      2,661   16.7      2,329   16.4     1,983   16.8
Credit card loans..     242    0.6       270    1.4        183    1.2        210    1.5       216    1.8
Other consumer
  loans............     456    1.2       651    3.4        589    3.7        593    4.2       438    3.7
                    -------  -----   -------  -----    -------  -----    -------  -----   -------  -----
  Total allowance
   for loan losses. $38,981  100.0%  $19,114  100.0%   $15,889  100.0%   $14,184  100.0%  $11,767  100.0%
                    =======  =====   =======  =====    =======  =====    =======  =====   =======  =====

     The Bank had a valuation allowance of $539,000, $70,000 and $110,000 for real estate acquired through foreclosure at March 31, 2009, 2008, and 2007, respectively. There was no allowance for real estate acquired through foreclosure as of March 31, 2006, and 2005.

                                                        19

Investment Activities

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

     The amortized cost of the Bank's investment securities available for sale at March 31, 2009 was $27.1 million with a market value of $28.1 million compared to an amortized cost of $38.7 million and market value of $41.2 million at March 31, 2008. The Bank also invests in mortgage-backed securities. At March 31, 2009, mortgage-backed securities had an amortized cost of $37.6 million and a market value of $38.8 million compared to an amortized cost of $38.7 million and market value of $39.1 million at March 31, 2008. The majority of these mortgage-backed securities are backed by government agencies.

     During the year ended March 31, 2009, the Corporation recorded a $309,000 other than temporary impairment ("OTTI") charge related to 15 non-agency collateralized mortgage obligations. These collateralized mortgage obligations are included in investments available for sale where the default rates, declines in investment ratings and loss severities of the underlying collateral indicate credit losses are expected to occur. These securities were valued by third party pricing services using readily available market quotes. There were no similar charges recorded during the year ended March 31, 2008. For further information concerning the Bank's investment securities and mortgage-backed securities portfolio, see Notes 3 and 4 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

     The following table presents the amortized cost of the Bank's investment securities portfolio. The market value of the Bank's investment securities portfolio at March 31, 2009 was $66.9 million. This table also includes interest-bearing deposits.


                                                      At March 31,
                                            --------------------------------
                                               2009       2008        2007
                                            ---------  ----------   --------
                                                      (In thousands)
Investment securities:
 U.S. Government:
  Available for sale....................... $  26,565   $  33,107   $  41,350
  Held to maturity.........................        --          --         370
                                            ---------   ---------   ---------
                                               26,565      33,107      41,720
Mortgage-backed securities(1):
  Available for sale.......................    37,563      38,646      26,220
  Held to maturity.........................         8          30         148
                                            ---------   ---------   ---------
                                               37,571      38,676      26,368
Other securities(2):
  Available for sale.......................       562       5,569       6,325
  Held to maturity.........................        --          --          --
                                            ---------   ---------   ---------
                                                  562       5,569       6,325
                                            ---------   ---------   ---------
   Total investments.......................    64,698      77,352      74,413

Interest-bearing deposits..................   126,159       2,912       5,379
                                            ---------   ---------   ---------
                                            $ 190,857   $  80,264   $  79,792
                                            =========   =========   =========

(1) Consists of mortgage-backed securities and collateralized mortgage obligations ("CMOs").
(2)  Consists of marketable equity securities.

     At March 31, 2009, 2008 and 2007 the Bank did not have any investment securities (exclusive of obligations of the U.S. government and federal agencies) issued by any one entity with a total book value in excess of 10% of stockholders' equity.


     The following table sets forth the scheduled maturities, amortized cost, market values and average yields for the Bank's investment securities at March 31, 2009.


                                                         At March 31, 2009
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
                                                          (Dollars in thousands)

U.S. government,
 agency securities,
 state and political
 subdivisions:
  Available for
    sale............ $1,718   4.43%  $11,593  4.28%  $10,205   4.23% $ 3,049  4.85%  $26,565  $27,173  4.33%
  Held to maturity..     -      --        --    --        -      --       -     --        -        -     --
                    -------   ----   -------  ----   -------   ----  -------  ----   -------  -------  ----
                      1,718   4.43    11,593  4.28    10,205   4.23    3,049  4.85    26,565   27,173  4.33

Mortgage-backed
 securities (1):
  Available for
    sale............     --     --     1,383  5.89    11,055   4.84   25,125  4.93    37,563   38,782  4.94
  Held to maturity..     --     --        --    --         8  11.82       --    --         8       11 11.82
                    -------   ----   -------  ----   -------   ----  -------  ----   -------  -------  ----
                         --     --     1,383  5.89    11,063   4.84   25,125  4.93    37,571   38,793  4.94

Other securities (2):
  Available for
    sale............    562   9.43        --    --        -      --       -     --       562      910  9.43
  Held to maturity..     -      --        --    --        -      --       -     --        -        -     --
                    -------   ----   -------  ----   -------   ----  -------  ----   -------  -------  ----
                        562   9.43        --    --        -      --       -     --       562      910  9.43

    Total........... $2,280   5.66%  $12,976  4.45%  $21,268   4.55% $28,174  4.92%  $64,698  $66,876  4.73%
                     ======   ====   =======  ====   =======   ====  =======  ====   =======  =======  ====
-----------
(1) Consists of mortgage-backed securities and CMOs.
(2) Consists of marketable equity securities.


Federal Home Loan Bank ("FHLB") Stock
-------------------------------------

     The investment in the FHLB of Seattle stock totaled $7.25 million as of March 31, 2009. The investment in the FHLB stock is a restricted investment carried at par value ($100 per share), which approximates its fair value.

     Management has evaluated the FHLB stock for impairment by giving consideration to the length of time the situation persists with the FHLB, commitments by the FHLB to make payments, the impact of regulatory changes and the liquidity position. We have reviewed the most recent unaudited financial statements included in the Form 10-Q filing. Their most recent Form 10-Q filing noted that the FHLB did not meet one of the three statutory capital requirements. The three capital requirements are 1) risk-based capital, 2) capital-to-asset ratio, and 3) leverage capital ratio. The FHLB did not meet the risk-based capital requirements as of March 31, 2009, but was in compliance with the other two statutory capital ratios. It was further noted in their Form 10-Q that a recovery in the market value of the private-label securities occurred in January and February 2009, which allowed the FHLB to redeem $669,000 of Class B capital stock. On February 28, 2009, stock redemptions were once again halted when the private-label securities were downgraded by a rating agency. The FHLB of Seattle Board of Directors have taken steps to restore the risk-based capital by suspending the issuance of Class A stock, issuing only Class B stock (considered permanent capital) and suspended the redemption and repurchase of Class A and Class B stock and the payment of dividends until such time the deficiency of the risk-based capital ratio is corrected.

     The FHLB of Seattle reported a $16.3 million loss for the quarter ended March 31, 2009. The FHLB of Seattle attributes its first quarter 2009 net loss primarily to $71.7 million of OTTI charges on certain of its private-label mortgage-backed securities that are classified as held-to-maturity. As a result of its net loss for the first quarter 2009, the FHLB of Seattle also reported a $1.1 billion accumulated other comprehensive loss and total capital of $961 million as of March 31, 2009, as compared with total capital of $1.8 billion as of December 31, 2008. The OTTI recognized in accumulated other comprehensive loss is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future cash flows, over the remaining life of each security. The accretion increases the carrying value of each security and does not affect earnings unless the security is subsequently sold or has an additional OTTI charge that is recognized in earnings. The FHLB of Seattle's first quarter 2009 OTTI charge reflects the effects of isolating the portion of the loss that is directly associated with the other than temporary impairment of the private-label mortgage-backed securities. As a result of our review and intent to hold the security until recovery, which may be to maturity, the Corporation has not recorded an "other than temporary impairment" on its investment in FHLB of Seattle stock.

Real Estate Development Subsidiary
----------------------------------

     Westward Financial Services, Inc ("Westward"), a land development company, is a wholly-owned subsidiary of the Bank. Westward has been in the real estate development business since the 1970s, primarily focused on residential land development. Income attributable to Westward totaled $25,400, $24,378, and $45,932 for fiscal years 2009, 2008 and 2007, respectively and was related to reconveyance fees received during the periods.

     In October 2004, Westward entered into a real estate development joint venture in Greenbriar Northwest LLC ("GBNW") (50% owned by Westward and 50% by Greenbriar Construction, an established residential land development company headquartered in Bellingham, Washington). This joint venture involves approximately 85 acres of land in south Bellingham and current plans include developing the property into 739 residential units in a new neighborhood to be known as "Fairhaven Highlands." The investment in real estate is recorded as an asset on the Corporation's balance sheet, and the related debt is recorded as a liability. At March 31, 2009, the real estate joint venture has a carrying amount of approximately $18.0 million, with a related borrowing of approximately $24.4 million. One-half of the borrowing expense related to the joint venture is recognized as an expense on the Corporation's financial statements as incurred, with the remainder being capitalized. The Corporation is presently not recognizing any income related to this joint venture, as it is in the early stages of development. As of March 31, 2009, we conducted a review of the accounting treatment and measured the value of the GBNW joint real estate development for potential impairment and whether to continue with capitalizing interest. We took the following steps to ensure compliance with generally accepted accounting principles: (1) performed a recoverability test under SFAS 144 (Accounting for the Impairment or Disposal of Long-

Lived Asset), which was followed by step (2) evaluated the capitalization of interest in conformity with SFAS 34 (capitalization of interest cost). The conclusion of the recoverability test determined that the Fairhaven Highland development was positively accretive, which then supported the continuation for capitalization of interest during the development phase of the project.
For additional details on this joint venture, please see Note 1   Nature of
Operations and Summary of Significant Accounting Policies and Note 15 Related Party Transactions, of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Bank Owned Life Insurance
-------------------------

     At March 31, 2009, the Bank held $20.1 million in bank owned life insurance ("BOLI"), compared to $20.3 million at March 31, 2008. These policies are with Northwestern Mutual Life, Mass Mutual and New York Life, three of the highest rated BOLI providers. All three of these firms continue to receive high ratings from AM Best, Fitch, Standard & Poors and Moodys.

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

     Deposits. The Bank provides a wide variety of deposit accounts and deposit services designed to attract both short-term and long-term deposits of business and personal customers by providing a wide assortment of accounts and rates. These include traditional savings accounts, nonnegotiable time deposits with minimum deposits of $100,000 and terms of 30 days to five years called Jumbo Certificates of Deposit, nonnegotiable, nontransferable time deposits with minimum deposits of $500 and terms from 30 days to five years at fixed rates, 12-month to ten-year variable rate fixed term certificates, individual retirement accounts ("IRAs"), qualified retirement plans, transaction (checking) accounts designed for business and personal depositors, and money market deposit accounts ("MMDAs") with and without limited check access.

     The following table sets forth certain information concerning the deposits at the Bank.
                                        Year Ended March 31,
                       -----------------------------------------------------
                             2009               2008              2007
                       ----------------- ----------------- -----------------
                                Weighted          Weighted          Weighted
                       Average  Average  Average  Average  Average   Average
      Type             Balance   Rate    Balance   Rate    Balance    Rate
------------------     -------   ----    -------   ----    -------    ----
                                       (Dollars in thousands)

Savings...........  $   17,348   0.60%  $ 19,241   0.92%   $ 24,029   0.69%
Checking..........     143,313   0.23    144,786   0.32     156,200   0.33
Money Market......     171,044   1.70    195,139   3.35     173,483   3.64
Time Deposits.....     808,954   3.89    633,501   4.89     551,671   4.60
                    ----------   ----   --------   ----    --------   ----
  Total...........  $1,140,659   3.03%  $992,667   3.83%   $905,383   3.56%
                    ==========   ====   ========   ====    ========   ====

    The following table indicates the Bank's time deposits by time remaining until maturity as of March 31, 2009 for amounts of $100,000 or more.

                                               Certificates
                    Maturity Period             of Deposit
              --------------------------      --------------
                                              (In thousands)

              Three months or less...........    $  41,252
              Over three through six months..       47,941
              Over six through twelve months.      162,597
              Over twelve months.............       51,518
                                                 ---------
                Total........................    $ 303,308
                                                 =========

     The Bank's practice on early withdrawal penalties is applicable only to time deposits. Management believes that in periods of rising interest rates this practice will discourage depositors from making premature withdrawals for the purpose of reinvesting in higher rate time deposits.

     The minimum amount required to open a time deposit varies from $500 and higher, depending on the type of time deposit. Pricing of rates on time deposits with maturities from 30 days to ten years are determined periodically by the Bank, based upon local market rates, national money market rates, and yields on assets of the same maturity.

     The minimum opening deposit for all business and personal savings and money market (MMDA) accounts except for time deposits is $100. Many accounts have minimum deposit balance requirements to avoid service charges as well as tiered interest rate pricing to encourage depositors to deposit funds with the Bank. Minimum deposit balance requirements vary from $0 to $50,000 depending upon the type of account. These accounts have no maturity requirements, no regulatory interest rate ceilings, and either limited check writing privileges or no check writing privileges, depending upon the type of account. The interest rates on these accounts are adjusted by the Bank periodically, based on money market conditions. These accounts have no maturity requirements, no regulatory interest rate ceiling, and no check writing privileges. The interest rates on the account are adjusted by the Bank periodically or as dictated by money market conditions.

     The minimum opening deposit for all business and personal transaction accounts is $100. Many accounts have minimum deposit balance requirements to avoid service charges as well as tiered interest rate pricing to encourage depositors to deposit funds with the Bank. Minimum deposit balance requirements vary from $0 to $50,000 depending upon the type of account.

     The large variety of deposit accounts offered by the Bank has increased its ability to retain deposits and has allowed it to be competitive in obtaining new funds, although the threat of disintermediation (the flow of funds away from the Bank into direct investment vehicles, such as common stocks and mutual funds) still exists. The Bank's ability to attract and retain deposits and its cost of funds have been, and will continue to be, significantly affected by capital market and money market conditions.

     Horizon Bank attempts to control the flow of deposits by pricing its accounts to remain competitive with other financial institutions in its market area but does not necessarily seek to match the highest rates paid by competing institutions, but to be very competitive. The focus is to retain existing customers and attract new ones in a manner that meets our financial objectives.

     Notwithstanding the foregoing, we are currently limited by the FDIC in the rates we may offer on all interest-bearing accounts. Interest rates are limited to 0.75% over the effective yield paid on deposits of comparable size and maturity in our normal market area. The FDIC has also issued a new rule affecting institutions that are less than well capitalized which is effective January 1, 2010. Under the new rule, the FDIC will publish a weekly schedule of national rates, which will be a simple average of rates paid by U.S. depository institutions as calculated by the FDIC. The FDIC will deem the national rate to be the prevailing rates in all market areas unless it agrees with evidence provided by the institution that it is operating in an area where prevailing deposit interest rates are higher. Overall levels of confidence in the banking system as well as confidence in Horizon Bank affected our ability to generate additional deposit business during the year. This was mitigated by actions of the federal government when, on October 3, 2008, President George W. Bush signed the Emergency Economic Stabilization Act of 2008, which temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The temporary increase in deposit insurance coverage became effective upon the President's signature. The legislation provided that the basic deposit insurance limit would return to $100,000 after December 31, 2009. On October 14, 2008, the FDIC announced a new program - the Temporary Liquidity Guarantee Program- to strengthen confidence and encourage liquidity in the banking system by providing, among other things full coverage of non-interest bearing deposit transaction accounts, regardless of dollar amount. This was later clarified in the issuance of the final rule as including all transaction accounts earning interest rates of no more than 0.50%. The unlimited insurance on transaction accounts is set to expire on December 31, 2010. On May 20, 2009, President Barack Obama signed legislation extending the increase of the basic limit on federal deposit insurance coverage from $100,00 to $250,000 per depositor until December 13, 2013. However, the unlimited insurance on transaction accounts has not been extended beyond its current date of December 31, 2009. Horizon Bank has participated in the Temporary Liquidity Guarantee Program with respect to the unlimited transaction account insurance.

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

     The Bank has signed an agreement with Qwickrate, an internet-based certificate of deposit listing service, to utilize their program to raise institutional time deposits to supplement the liquidity needs of the Bank.

     For further information concerning the Bank's savings deposits, reference is made to Note 8 of the Notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.

     Brokered Deposits. The Bank also historically utilized brokered deposits as a supplemental source of funding, when appropriate. During fiscal 2009, the Bank increased its balances in brokered deposits from $121.0 million at March 31, 2008 to $261.4 million at March 31, 2009. The rates paid on these deposits are comparable to the rates on similar term from the Bank's alternative sources of funding (such as other wholesale borrowings, discussed below). We are required under the Order to eliminate our reliance on brokered deposits and may not accept or renew additional brokered deposits. Brokered deposit maturities are $105.1 million, $111.1 million and $45.2 million for the years ended March 31, 2010, 2011, and 2012, respectively.

     Borrowings. In December 1998, the Bank joined the FHLB of Seattle which provides it with access to a variety of wholesale funding options. The Bank has a committed line of credit up to 25% of total assets, subject to the Bank pledging sufficient collateral and maintaining the required stock investment in the FHLB. Committed lines of credit agreements totaling $129.5 million and $272.7 million were available to the Bank, of which, $129.5 million and $192.0 million were outstanding at March 31, 2009 and 2008, respectively.

     The following table sets forth information regarding FHLB of Seattle advances to the Bank at the end of and during the periods indicated. The table includes both long- and short-term borrowings.

                                                   Year Ended March 31,
                                             ------------------------------
                                                2009       2008      2007
                                             ----------  --------  --------
                                                  (Dollars in thousands)

Maximum amount of borrowings outstanding
  at any month end.........................   $238,000   $212,500  $195,000

Approximate average borrowings outstanding.    164,807    177,874   165,237

Approximate weighted average rate
  paid on borrowings.......................      2.71%      4.44%     4.74%

Balance outstanding at end of period.......   $129,500   $192,000  $143,500

Weighted average rate paid on borrowings
  at end of period.........................      2.39%      3.15%     5.03%

     The Bank has other borrowed funds in the form of retail repurchase agreements. These agreements are collateralized by securities held by a safekeeping agent not under control of the Bank. These advances are considered overnight borrowings and bear interest rates that fluctuate daily based on current market rates. The Bank had $8.6 million and $21.9 million outstanding as of March 31, 2009 and 2008, respectively.

     The Bank also had $716,000 and $850,000 outstanding as of March 31, 2009 and 2008, respectively, in the form of a Treasury Tax and Loan note option which is included in other borrowed funds.

     At March 31, 2009, the Bank had $138.8 million in borrowings from all sources, compared to $214.8 million at March 31, 2008. Access to these wholesale borrowing sources allows management to meet cyclical funding needs and assists in interest rate risk management efforts.

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

Personnel
---------

     At March 31, 2009, Horizon Bank employed 224 full-time and 41 part-time employees. Horizon Bank employees are not represented by any collective bargaining agreement. Management of Horizon Bank considers its relations with its employees to be good.

     Executive Officers of the Registrant

     The executive officers of the Corporation and the Bank are as follows:

                      Age at
                     March 31,
Name                  2009                        Position
--------------------  ----     -----------------------------------------------

V. Lawrence Evans      62      Chairman of the Board of the Corporation and of
                               the Bank

Richard P. Jacobson    46      Chief Executive Officer, President and Director
                               of the Corporation and Chief Executive Officer,
                               President and Director of the Bank

Greg B. Spear          43      Chief Financial Officer of the Corporation and
                               the Bank

William N. Gasperetti  62      Executive Vice President of the Bank

Steve L. Hoekstra      58      Executive Vice President of the Bank

Kelli J. Holz          40      Senior Vice President of the Corporation and of
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

     RICHARD P. JACOBSON is President, Chief Executive Officer and a Director of Horizon and President, Chief Executive Officer and a Director of Horizon Bank, positions he has held since January 1, 2008. Mr. Jacobson also served as Chief Financial Officer of Horizon and Horizon Bank from March 2000 until October 2008. Mr. Jacobson joined Horizon Bank in 1987 and was appointed Vice President/Finance and Corporate Secretary in December 1994. In March 1998, he was appointed Senior Vice President of the Bank and in March 2000, he was appointed Executive Vice President of the Bank.

     GREG B. SPEAR, CPA, joined the Corporation and the Bank in October 2008 as Chief Financial Officer. Mr. Spear served as the Chief Financial Officer and Vice Chairman for the past eight years for Columbia Bancorp, and Columbia River Bank, where he built a strong financial team capable of handling the busy cycles and stresses associated with today's complex financial reporting. Prior to joining Columbia Bancorp, he spent four years as the Chief Financial Officer of Linn-Benton Bank, of Albany, Oregon, which was acquired by Umpqua Holdings in 2001. Before that, he spent 14 years with various financial institutions, where he preformed a variety of increasingly responsible positions, including security sales, branch management, auditing and financial management. A 25-year banking veteran, he is a graduate of the University of La Verne where he earned his Bachelor of Science in Accounting. He also obtained a Bachelor of Science in Business Administration from California State University, Chico.

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

     KELLI J. HOLZ, CPA, joined the Bank in 1988. From 1991 to 1998 she was the Manager of the Internal Audit Department. In March 1998, she was appointed Vice President. In March 2007, she was appointed Senior Vice President of the Bank and is currently the Senior Vice President of Horizon and Senior Vice President and Controller of Horizon Bank.

Regulation and Supervision
--------------------------

     The following is a brief description of certain laws and regulations which are applicable to the Corporation and the Bank. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, does not purport to be completed and is qualified in its entirety by reference to the applicable laws and regulations.

     Legislation is introduced from time to time in the United States Congress that may affect the Corporation's operations. In addition, the regulations governing the Bank may be amended from time to time by the FDIC or the DFI. Any such legislation or regulatory changes in the future could have an adverse effect. We cannot predict whether any such changes may occur.

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

     Insurance of Accounts and Regulation by the FDIC. Horizon Bank is a member of the FDIC. The FDIC insures deposits up to the applicable limits and imposes deposit insurance premiums. Under new legislation, through December 31, 2013, the insurance limit is $250,000. The FDIC is also Horizon Bank's principal federal regulator. As such, the FDIC is authorized to conduct examinations of and to require reporting by Horizon Bank. The FDIC may prohibit Horizon Bank from engaging in any activity determined by law, regulation or order to pose a serious risk to the institution, and may take a variety of enforcement actions in addition to the Order in the event Horizon Bank violates a law, regulation or order, engages in an unsafe or unsound practice, or under certain other circumstances. The FDIC also has the authority to seize Horizon Bank or to terminate Horizon Bank's deposit insurance if it were to determine that Horizon Bank has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC assesses deposit insurance premiums on each FDIC-insured institution quarterly based on annualized rates for four risk categories applied to its deposits, subject to certain adjustments. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. Under FDIC's risk-based assessment rules, effective April 1, 2009, the initial base assessment rates prior to adjustments range from 12 to 16 basis points for Risk Category I, and are 22 basis points for Risk Category II, 32 basis points for Risk Category III, and 45 basis points for Risk Category IV. Initial base assessment rates are subject to adjustments based on an institution's unsecured debt, secured liabilities and brokered deposits, such that the total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV. The rule also includes authority for the FDIC to increase or decrease total base assessment rates in the future by as much as three basis points without a formal rulemaking proceeding. In addition to the regular quarterly assessments, due to losses and projected losses attributed to failed institutions, the FDIC has adopted a rule imposing a special assessment of 5 basis points on the amount of each depository institution's assets reduced by the amount of its Tier 1 capital (not to exceed 10 basis points of its assessment base for regular quarterly premiums) as of June 30, 2009, to be collected on September 30, 2009. The special assessment rule also permits the FDIC to impose two additional special assessments, each of the same amount or less, based on assets, capital and deposits as of September 30, 2009 and December 31, 2009, to be collected, respectively, on December 31, 2009 and March 30, 2010. The FDIC has announced that the first of the additional special assessments is probable and the second is less certain.

     The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. There can be no prediction as to what insurance assessment rates will be in the future. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of the Bank is not aware of any practice, condition or violation that might lead to termination of the Bank's deposit insurance.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the fiscal year ending March 31, 2009 averaged 1.12 basis points of assessable deposits. The Financing Corporation was chartered in 1987, by the FHLB board solely for the purpose of functioning as a vehicle for the recapitalization of the Federal Savings and Loan Insurance Corporation.

     Prompt Corrective Action. The FDIC is required to take certain supervisory actions against undercapitalized financial institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a financial institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1
(core) capital to risk-weighted assets of less than 4%, or a ratio of Tier 1 (leverage) capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be undercapitalized. A financial institution that has a total risk-based capital ratio less than 6%, a core capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be significantly undercapitalized and a financial institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be critically undercapitalized. In most instances, the FDIC is required to appoint a receiver or conservator for a financial institution that is critically undercapitalized. FDIC regulations also require that a capital restoration plan be filed with the FDIC within 45 days of the date a financial institution receives notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized financial institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The FDIC also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At March 31, 2009, the Bank was categorized as "adequate" under the prompt corrective action regulations of the FDIC.

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

     The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios. The FDIC's minimum leverage capital requirement specifies a minimum ratio of Tier 1 capital to average total assets. Most banks are required to maintain a minimum leverage ratio of at least 4% to 5% of total assets. At March 31, 2009, the Bank had a Tier 1 leverage capital ratio of 6.1%. Pursuant to the Stipulation and Consent to the Issuance of an Order to Cease and Desist issued by the FDIC and DFI, Horizon Bank has been required to increase its Tier 1 capital to 10% of total assets.

     FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets. Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category. In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories. Under the guidelines, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%. In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect the bank's financial condition. Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks. At March 31, 2009, the Bank determined that its total risk-based capital ratio was 8.6% and its Tier 1 risk-based capital ratio was 7.3%.

     The Washington State Department of Financial Institutions requires that net worth equal at least 5% of total assets. Intangible assets must be deducted from net worth and assets when computing compliance with this requirement. At March 31, 2009, Horizon Bank had a net worth of 6.34% of total assets.

     Horizon Bank's management believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future and will endeavor to meet the higher capital requirements imposed by the Order. However, events beyond the control of the Bank, such as an inability to raise additional capital, or a continued downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements. For additional information concerning the Bank's capital, see
Note 12 of the Notes to the Consolidated Financial Statements contained in
Item 8 of this Form 10-K.

     Emergency Economic Stabilization Act of 2008 ("EESA"). In October 2008, the EESA was enacted. The EESA authorizes the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program ("TARP"). The purpose of TARP is to restore confidence and stability to the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Under the TARP Capital Purchase Program ("CPP"), the Treasury will purchase debt or equity securities from participating institutions. The TARP also will include direct purchases or guarantees of troubled assets of financial institutions. Participants in the CPP are subject to executive compensation limits and are encouraged to expand their lending and mortgage loan modifications. Horizon has not received funds from, nor anticipates participating in, the CPP.

     EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000 through December 31, 2009 and provides authority to the SEC to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

     Temporary Liquidity Guaranty Program. Following a systemic risk determination, the FDIC established a Temporary Liquidity Guarantee Program ("TLGP") on October 14, 2008. The TLGP includes the Transaction Account Guarantee Program ("TAGP"), which provides unlimited deposit insurance coverage through December 31, 2009 for noninterest-bearing transaction accounts (typically business checking accounts) and certain funds swept into noninterest-bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program ("DGP"), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. Under the program, the FDIC will guarantee timely payment of newly issued senior unsecured debt issued on or before October 31, 2009. The guarantee on debt issued before April 1, 2009, will expire no later than June 30, 2012. The guarantee on debt issued on or after April 1, 2009, will expire not later than December 31, 2012. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. Horizon did not opt out of these programs. The TLGP has been amended to allow participants to seek approval of applications to issue guaranteed convertible debt.

     The American Recovery and Reinvestment Act of 2009. On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009 ("ARRA") into law. The ARRA is intended to revive the US economy by creating millions of new jobs and stemming home foreclosures. For financial institutions that have received or will receive financial assistance under TARP or related programs, the ARRA significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA. Among the most important changes instituted by the ARRA are new limits on the ability of TARP recipients to pay incentive compensation to up to 20 of the next most highly-compensated employees in addition to the "senior executive officers," a restriction on termination of employment payments to senior executive officers and the five next most highly-compensated employees and a requirement that TARP recipients implement "say on pay" shareholder votes. Further legislation is anticipated to be passed with respect to the economic recovery. However, the executive compensation limitations contained in the ARRA will not have an effect on Horizon, since it is not a participant in TARP.

     In February 2009, the Administration also announced its Financial Stability Plan ("FSP") and Homeowners Affordability and Stability Plan ("HASP"). FSP is the second phase of TARP, to be administrated by the Treasury. Its four key elements include:

   * a development of a public/private investment fund essentially structured as a government sponsored enterprise with the mission to purchase troubled assets from banks with an initial capitalization from government funds;

   * the continuation of the Capital Assistance Program under which the Treasury will purchase additional preferred stock available only for banks that have undergone a new stress test given by their regulator;

   * an expansion of the Federal Reserve's term asset-backed liquidity facility to support the purchase of up to $1 trillion in AAA rated asset backed securities backed by consumer, student, and small business loans, and possible other types of loans; and

   * the establishment of a mortgage loan modification program with $50 billion in federal funds further detailed in the HASP.

     The HASP is a program aimed to help seven to nine million families restructure their mortgages to avoid foreclosure. The plan also develops guidance for loan modifications nationwide. HASP provides programs and funding for eligible refinancing of loans owned or guaranteed by Fannie Mae or Freddie Mac, along with incentives to lenders, mortgage servicers, and borrowers to modify mortgages of "responsible" homeowners who are at risk of defaulting on their mortgage. The goals of HASP are to assist in the prevention of home foreclosures and to help stabilize falling home prices.

     These programs are not expected to have any direct impact on Horizon since it is not a participant in TARP and these related programs. Horizon will benefit from these programs if they help stabilize the national banking system and aid in the recovery in the housing market.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings and compensation, fees and benefits. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. Each insured depository institution must also implement a comprehensive written information security program that includes administrative, technical, and physical safeguards appropriate to the institution's size and complexity and the nature and scope of its activities. The information security program also must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information. Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems. FDIC regulations establish deadlines for the submission and review of safety and soundness compliance plans.

     Real Estate Lending Standards. FDIC regulations require Horizon Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans. These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements. Horizon Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions. Horizon Bank's Board of Directors is required to review and approve Horizon Bank's standards at least annually. The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans. Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multifamily or other non one-to-four family residential properties should not exceed 30% of total capital. Loans in excess of the supervisory loan-to-value ratio limitations must be identified in Horizon Bank's records and reported at least quarterly to Horizon Bank's Board of Directors. Horizon Bank is in compliance with the record and reporting requirements. As of March 31, 2009, Horizon Bank's aggregate loans in excess of the supervisory loan-to-value ratios were $40.9 million and 45.0% of total capital and Horizon Bank's loans on commercial, agricultural, multi-family or other non land development and one-to-four family residential properties in excess of the supervisory loan-to-value ratios were $29.1 and 32.1% of total capital.

     Federal Deposit Insurance Improvement Act ("FDICIA"). In general, FDICIA requires the Bank to conduct an annual independent audit of its financial statements, appoint an independent audit committee of outside directors, report on and assess management's responsibilities for preparing financial statements, and establish an internal control structure.

     An independent accountant must attest to and report on the assertions in management's reports concerning these internal controls with the desired outcome of efficient and effective operations; the safeguarding of assets; reliable financial reporting; and compliance with applicable laws and regulations.

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

     Federal Home Loan Bank System. The FHLB of Seattle serves as a reserve or central bank for the member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLBs. It makes loans (i.e., advances) to members in accordance with policies and procedures established by the Federal Housing Finance Board and the Board of Directors of the FHLB of Seattle. As a member, the Bank is required to purchase and hold stock in the FHLB of Seattle, based on formulas established by the FHLB. As of March 31, 2009, Horizon Bank held stock in the FHLB of Seattle in the amount of $7.25 million. See "Business Savings Activities and Other Sources of Funds -- Borrowings."

     Federal Reserve System. The Federal Reserve Board requires, under Regulation D, that all depository institutions maintain reserves on transaction accounts and nonpersonal time deposits. These reserves may be in the form of cash or non-interest bearing deposits with the regional Federal Reserve Bank. Negotiable order of withdrawal accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to the reserve requirements, as are any non-personal time deposits at a savings bank. As of March 31, 2009, the Bank's deposit with the Federal Reserve Bank and vault cash exceeded its reserve requirements.

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

     Acquisitions. The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve may approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities include operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers.

     Dividends. The Federal Reserve's policy statement on the payment of cash dividends by bank holding companies expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition. The policy statement indicates that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. On December 22, 2008, the Corporation suspended the payment of dividends on its common stock in connection with its strategy to preserve and manage its capital.

     Capital Requirements. The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for banks. The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $150 million or more in total consolidated assets. The Corporation's total risk based capital must equal 8% of risk-weighted assets and one- half of the 8%, or 4%, must consist of Tier 1
(core) capital. At March 31, 2009, the Corporation's capital position was in excess of these requirements with total risk based capital of 8.63% of risk-weighted assets and Tier 1 (core) capital of 7.35% of risk-weighted assets.

     Stock Repurchases. Bank holding companies, except for certain "well-capitalized" and highly rated bank holding companies, are required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve. The Corporation has no plans to repurchase its common stock.

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

     Washington Taxation.

     The Bank is subject to a business and occupation tax which is imposed under Washington law at the rate of 1.50% of gross receipts; however, interest received on loans secured by mortgages or deeds of trust on residential properties is not subject to such tax. The Bank's business and occupation tax returns were audited in September 2008 and an additional $208,000 was paid in March 2009.

Item 1A. Risk Factors.
---------------------

     An investment in our common stock is subject to significant risk including, but not limited to, the risks inherent in our business. Before making an investment decision, you should carefully consider the risks and uncertainties described below together with all of the other information included in this report. In addition to the risks and uncertainties described below, other risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition, and results of operations. The value or market price of our common stock could decline due to any of these identified or other risks, and you could lose all or part of your investment.

                        Risks Related to our Business

     The following risks are related to our business. If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our common stock could decline significantly, and you could lose all or part of your investment.

We are subject to increased regulatory scrutiny and are subject to certain business limitations. Further, we may be subject to more severe future regulatory enforcement actions if our financial condition or performance weakens.

     In light of the current challenging operating environment and our recent operating results, we have been working closely with our federal and state banking regulators. In this regard, the management and the boards of directors of Horizon Financial and the Bank have focused particular attention on the areas of asset quality, capital management, and liquidity, seeking to improve performance in each area in view of current unfavorable economic conditions.

     Horizon Financial and the Bank have also been subject to increased regulatory scrutiny. As part of this scrutiny, on February 26, 2009 the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist ("Order") with the Federal Deposit Insurance Corporation and the Washington State Department of Financial Institutions. The Order is a result of a regulatory examination conducted by the FDIC in September 2008. Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DFI. Other material provisions of the Order require the Bank to:

  * strengthen the Bank's board of directors oversight of management and operations of the Bank;

  *  increase and subsequently maintain specified capital levels;

  * enhance its practices and written policies for determining the adequacy of the allowance for loan and lease losses;

  * eliminate loans classified as Loss and Doubtful at its regulatory examination, and reduce the loans classified as Substandard as a percent of capital;

  * not extend additional credit to borrowers whose loan had been classified as Loss and is uncollected;

  *  develop a plan to reduce delinquent loans;

  * develop a plan to reduce the amount of construction and land development loans;

  * develop a three year strategic plan outlining specific goals for loans, investments and deposits, acceptable to the Federal Deposit Insurance Corporation;

  *  enhance its written funds management and liquidity policy;

  * not increase brokered deposits and develop a plan to reduce brokered deposits; and

  * prepare and submit progress reports to the Federal Deposit Insurance Corporation and the Washington State Department of Financial
     Institutions.

The Bank is implementing a comprehensive plan to achieve full compliance with the Order. No monetary penalties were imposed or recommended by the FDIC and DFI in connection with the Order. The Order will remain in effect until modified or terminated by the FDIC and the DFI.

     In addition, on February 6, 2009, the Federal Reserve Bank of San Francisco notified the Corporation that in light of the seriousness of the Federal Deposit Insurance Corporation's supervisory concerns, immediate efforts by the Board of Directors and management are essential to return Horizon Financial to a satisfactory condition for purposes of Section 914 of the Financial Institutions Reform, Recovery and Enforcement Act of 1989. As a result of this notification neither Horizon Financial nor Horizon Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the Federal Reserve. In addition, neither Horizon Financial nor Horizon Bank may make indemnification and severance payments without complying with certain statutory restrictions including prior written approval of the Federal Reserve and concurrence from the Federal Deposit Insurance Corporation.

     Our failure to comply with the Order or Federal Reserve notification may result in additional regulatory action, including the assessment of civil money penalties against the Bank and its officers and directors or enforcement of the Order through court proceedings.

     Prior to the issuance of the Order and since the time of the FDIC's examination, we had undertaken a number of initiatives designed to address the weaknesses identified during the examination. We are continuing to address the issues raised by our regulators, many of which are being corrected, but any current or past actions, violations or deficiencies could be the subject of future regulatory enforcement actions taken by the FDIC or the DFI. Such enforcement actions could involve penalties or limitations on our business at Horizon Bank or Horizon Financial and negatively affect our ability to implement our business plans and the value of Horizon Financial's common stock.

We are required to seek additional capital by our federal and state regulators, but that capital may not be available and without additional capital other courses such as selling assets, looking for a merger partner or other alternatives may need to be pursued.

     As noted above, under the terms of the Order, the Bank is required to develop and adopt a plan to increase and subsequently maintain specified capital levels. Our ability to comply with the Order is contingent on current and future economic conditions and on our financial performance which may ultimately require us to seek additional capital. We have been required by the Federal Deposit Insurance Corporation and the Washington State Department of Financial Institutions pursuant to the Order to increase our Tier 1 capital to 10% of the Bank's total assets. In connection with the requirement to raise additional capital, we may elect to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute your ownership interest in Horizon Financial.

     Capital market conditions are currently unfavorable, and we do not anticipate any material improvement in these markets in the near term. Accordingly, we cannot be certain of our ability to raise additional capital on any terms. If we cannot raise additional capital and/or continue to down-size operations or complete a strategic merger or sale, we may not be able to sustain further deterioration in our financial condition and other regulatory actions may be taken against us.

     In addition to the foregoing, we currently have a number of risks to our capital position, including but not limited to the following:

  * we may have further losses from the sale of our assets in order to satisfy the Order to decrease our substandard loans and maintain sufficient liquidity;

  * we may have increased provisions for loan losses because of the continued decline in the ability of our borrowers to meet their contractual obligations coupled with the continued decline in the value of the collateral securing their loans;

  * there may be a continued decline in our revenue as a result of the increases in our nonaccrual loans;

  * there is risk that we will not be able to sufficiently reduce our expenses to restore us to profitability; and

  * there may be further increases in FDIC insurance premiums and if this occurs it may place additional pressure on our earnings.

Our business is subject to general economic risks that could adversely impact our results of operations and financial condition.

  * Negative changes in economic conditions, particularly a further economic slowdown in our local markets, including Whatcom, Skagit, Snohomish, King and Pierce Counties, could increase our exposure to losses.

     Our business is directly affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control. In 2007, the housing and real estate sectors experienced an economic slowdown that is still continuing. Further deterioration in economic conditions, in particular within our primary market area in the Whatcom, Skagit, Snohomish, King and Pierce County real estate markets, could result in the following consequences, among others, any of which could negatively impact our business materially:

  *  loan delinquencies may continue to increase;

  *  problem assets and foreclosures may continue to increase;

  *  demand for our products and services may decline further;

  * collateral for loans made by us, especially real estate, may continue to decline in value, in turn reducing a customer's borrowing power and reducing the value of assets and collateral securing our loans; and

  * the increase in workload could challenge our credit administration and commercial banking team.

Further downturns in the real estate markets in our primary market area could hurt our business.

     Our business activities and credit exposure are primarily concentrated in Whatcom, Skagit, Snohomish, King and Pierce Counties. Our real estate secured loan portfolios have been affected by the downturn in the residential and commercial real estate markets in our primary market area. We anticipate that further declines in the real estate markets in our primary market area will hurt our business. As of March 31, 2009, a significant portion of our loan portfolio consisted of loans secured by real estate located in our local market areas. If real estate values continue to decline, the collateral for our loans will provide less security. As a result, our ability to recover on defaulted loans by selling the underlying real estate will be diminished, and we would be more likely to suffer losses on defaulted loans.

     The overall credit quality of our construction and land development loan portfolio is impacted by trends in residential and commercial real estate prices. We continually monitor changes in our primary market area as well as national economic factors because changes in these factors can impact our construction loan portfolio and the ability of our borrowers to repay their loans. Across the United States over the past year, residential and commercial real estate markets have experienced significant adverse trends, including accelerated price depreciation. These conditions led to significant increases in loan delinquencies and credit losses, as well as increases in loan loss provisions, which in turn have had a negative affect on earnings for many banks across the country. Likewise, we have also experienced loan delinquencies in our construction and land development loan portfolio. The current slowdown in residential and commercial real estate markets may continue to negatively impact real estate values and the ability of our borrowers to liquidate properties. Despite reduced sales prices, the lack of liquidity in the residential and commercial real estate markets and tightening of credit standards within the banking industry may continue to diminish all sales, further reducing our borrowers' cash flows and weakening their ability to repay their debt obligations to us. As a result, we may experience a further negative material impact on our earnings and financial condition.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

     For the year ended March 31, 2009, we recorded a provision for loan losses of $65.0 million compared to $4.1 million for the year ended March 31, 2008, which reduced our results of operations for the year ended March 31, 2009. We also recorded net loan charge-offs of $45.1 million for the year ended March 31, 2009 compared to $875,000 for the year ended March 31, 2008. We are experiencing increasing loan delinquencies and credit losses. Generally, our non- performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the Pacific Northwest. In addition, slowing housing and developed lot sales have been a contributing factor to the increase in non-performing loans as well as the increase in delinquencies. At March 31, 2009, our total non-performing loans had increased to $85.4 million compared to $11.6 million at March 31, 2008. In that regard, our portfolio is concentrated in construction and land development loans and commercial and multi-family loans, all of which have a higher risk of loss than residential mortgage loans. While commercial construction and land development loans represented $408.8 million or 36.38% of our total loan portfolio at March 31, 2009, they represented $96.9 million or 92.0% of our non-performing assets at that date. If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses. Moreover, if the recession continues we expect that it will continue to negatively impact economic conditions in our market areas and that we could experience significantly higher delinquencies and credit losses. An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

An inadequate allowance for loan losses would reduce our future earnings.

     We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and evaluate economic conditions. Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover actual losses, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. Our allowance for loan losses was 3.47% of net loans, and 45.6% of nonperforming loans, at March 31, 2009. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional loan charge-offs. Any increase in our allowance for loan losses, or loan charge-offs as required by these regulatory authorities, could have a material adverse effect on our financial condition and results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

     The Corporation's primary sources of funds are cash flow from operations, which consist primarily of mortgage loan repayments, deposit increases, loan sales, borrowings and cash received from the maturity or sale of investment securities. The Corporation's liquidity fluctuates with the supply of funds and management believes that the current level of liquidity is adequate at this time. Retail deposits are our primary source of liquidity. At March 31, 2009, we had $1.2 billion of deposits and $261.4 million or 21.3% of our total deposits were in brokered certificates of deposit. The Bank, however, is operating under the Cease and Desist Order and as a result is not permitted to accept or renew brokered deposits and is limited on the pricing for deposits to 75 basis points above the market average. As a result, we are restricted in our liquidity options.

     In addition to deposits, we have a borrowing line with the FHLB of Seattle but no additional amounts may be borrowed under that line as of March 31, 2009. We also have the ability to borrow up to $7 million from the discount window at Federal Reserve Bank of San Francisco and additional amounts through the use of reverse repurchase agreements. A secondary source of liquidity is from the sale of loans or other assets but the prices for these assets is often below the carrying value of the asset. Consequently, even though we may increase liquidity by the sale of the asset, we would recognize a loss and further reduce our capital if we were to sell assets at below their carrying value. In addition to the foregoing, our liquidity risk is further increased by the Order which increases our reputation risk and may erode customer confidence and thereby result in a further loss of liquidity.

Our real estate lending also exposes us to the risk of environmental liabilities.

     In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

If external funds were not available, this could adversely impact our growth and prospects.

     We rely on retail deposits, brokered deposits, and advances from the Federal Home Loan Bank of Seattle and other borrowings to fund our operations. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future if, among other things, our results of operations or financial condition or the results of operations or financial condition of the FHLB of Seattle or market conditions were to change. In addition, as a result of the Order, we no long have access to the brokered deposit markets.

     Although we consider these sources of funds adequate for our liquidity needs, we may be compelled or elect to seek additional sources of financing in the future. Likewise, we may seek additional debt in the future to achieve our long-term business objectives or for other reasons. Additional borrowings, if sought, may not be available to us or, if available, may not be available on reasonable terms. If additional financing sources are unavailable or not available on reasonable terms, our financial condition, results of operations and future prospects could be materially adversely affected.

Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

     Negative developments continued into 2009 from 2008 in the sub-prime mortgage market and the securitization markets for such loans, together with other factors, have resulted in uncertainty in the financial markets in general and a related general economic downturn. Many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction and land development loans, multifamily loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits has increased significantly. In addition, the values of real estate collateral supporting many construction and land, commercial and multifamily and other commercial loans and home mortgages have declined and may continue to decline. Bank and holding company stock prices have been negatively affected, as has the ability of banks and holding companies to raise capital or borrow in the debt markets compared to recent years. These conditions may have a material adverse effect on our financial condition and results of operations. In addition, as a result of the foregoing factors, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders. Further negative developments in the financial industry and the impact of new legislation in response to those developments could restrict our business operations, including our ability to originate or sell loans, and adversely impact our results of operations and financial condition.

Our loan portfolio contains a large percentage of construction and land development loans, commercial real estate loans and commercial business loans which involve a higher risk of loss than other types of lending.

     We have had a significant increase in our commercial real estate construction and land development lending and commercial business lending since March 31, 2003. Commercial and multi-family real estate, construction and land development and commercial business loans may expose a lender to greater risk of loss than loans secured by residential real estate and consumer loans because the type of collateral securing these loans and the large dollar value typically involved. These loans also have greater credit risk than residential real estate for the following reasons and the reasons discussed under "Item 1. Business - Lending Activities."

  * Commercial and Multi-family Mortgage Loans. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income being generated from the property securing the loan in amounts sufficient to cover operating expenses and debt service, which can be significantly affected by conditions in the real estate markets or in the economy. The liquidation values of these properties may be adversely affected by risks generally incident to interests in real property. If we foreclose on these loans, our holding period for the collateral typically is longer than for one-to-four family residential mortgage loans because there are fewer potential purchasers of the collateral. Additionally, these loans generally have relatively large balances to single borrowers or related groups of borrowers. Accordingly, if we make any errors in judgment in the collectibility of our commercial real estate mortgage loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or other consumer loans. Because the resale market for this type of loan is less liquid than the well-established secondary market for residential loans, should we decide to sell any of these loans, we may incur losses on any sale.

  * Construction and Land Development Loans. Although we are not originating new construction loans, we historically have originated a significant amount of residential and construction and land development loans. This type of lending contains the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value upon completion proves to be inaccurate, we may be confronted at, or prior to, the maturity of the loan with a project the value of which is insufficient to assure full repayment and we may incur a loss. There are also risks associated with the timely completion of the construction activities for their allotted costs, as a number of factors can result in delays and cost overruns, and the time needed to stabilize income producing properties or to sell residential tract developments. This type of lending also typically involves higher loan principal amounts and is often concentrated with a small number of builders. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest. In addition, speculative construction loans to a builder are often associated with homes that are not pre-sold, and thus pose a greater potential risk to us than construction loans to individuals on their personal residences. Construction loans on land under development or held for future construction also poses additional risk because of the lack of income being produced by the property and the potential illiquid nature of the security. Market conditions may result in borrowers having difficulty selling lots or homes in their developments for an extended period, which in turn could result in an increase in delinquencies and non-accrual loans. Additionally, if the current economic environment continues for a prolonged period of time or deteriorates further, collateral values may further decline and are likely to result in increased credit losses in these loans.

  * Commercial Loans. Repayment is substantially dependent upon the successful operation of the borrower's business.

Our investment in Federal Home Loan Bank stock may be impaired.

     At March 31, 2009, we owned $7.25 million of stock of the FHLB. As a condition of membership in the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is carried at cost and is subject to recoverability testing per SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The FHLB recently announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. As a result, the FHLB did not pay a dividend for the fourth quarter of 2008 or the first quarter of 2009. The FHLB has communicated that it believes the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB's private-label mortgage-backed securities in the current market environment and that it has enough capital to cover the risks reflected in the FHLB's balance sheet. As a result, we have not recorded an other-than-temporary impairment on our investment in FHLB stock. However, continued deterioration in the FHLB's financial position may result in impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investment.

Joint ventures in real estate development may expose us to additional risk.

     As indicated in the section entitled "- Real Estate Development Subsidiary" of Part 1, Item 1 of this Form 10-K, the Bank's wholly owned subsidiary, Westward Financial Services, Inc., is a land development company which periodically enters into joint ventures to develop residential real estate. While Westward has successfully partnered in various real estate developments since the 1970s, there can be no guarantee that success in this area will necessarily continue into the future. This activity may present additional risk to us, as we are exposed as an equity investor in the land being developed. Adverse movements in the value of the raw land or the values of the fully developed lots negatively affects our financial performance. Adverse changes in real estate development regulations (i.e. environmental regulations, project density requirements, and other related development regulatory matters) may also negatively impact our success in this regard. In addition, this development activity exposes us to potential reputation risk, as some members of our communities might not necessarily approve of our involvement as a real estate development partner. In addition, certain projects may be perceived negatively by residents of the area where the properties are being developed, instead of favoring to leave the land in an undeveloped state. For these and potentially other reasons related to real estate development, our joint ventures in real estate development may expose us to additional risk, and no assurances can be provided regarding continued success in this area.

Our deposit insurance assessments will increase substantially, which will adversely affect our profits.

     Our assessment for federal deposit insurance from the Federal Deposit Insurance Corporation for the year ended March 31, 2009 was $793,217 at an average assessment rate of seven basis points for deposits. Deposit insurance assessments will increase in 2009 due to recent strains on the FDIC deposit insurance fund resulting from the cost of recent bank failures and an increase in the number of banks likely to fail over the next few years. The current rates for FDIC assessments range from 12 to 50 basis points of the deposit assessment base, depending on the financial health of the insured institution. Effective April 1, 2009, FDIC assessments increased to a range of 12 to 45 basis points. Additional premiums are charged for institutions that rely on excessive amounts of brokered deposits, including Certificate of Deposit Account Registry Services ("CDARS"), and excessive use of secured liabilities, including FHLB and FRB advances. The FDIC may adjust rates from one quarter to the next, except that no single adjustment can exceed three basis points without a rulemaking proceeding. In May 2009, the FDIC approved a special assessment of five basis points applied to the amount of assets reduced by the amount of Tier 1 capital as of June 30, 2009 (not to exceed 10 basis points of the deposit assessment base). Two additional special assessments, each of the same amount or less, may be imposed for the third and fourth quarters of 2009. The FDIC has announced that the first of the additional special assessments is likely and the second is less certain.

Current levels of market volatility are unprecedented.

     The capital and credit markets have been experiencing volatility and disruption for more than a year, reaching unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers underlying financial strength. If current levels of market disruption and volatility continue or worsen, our ability to access capital may be adversely affected, which in turn could adversely affect our business, financial condition and results of operations.

We could see declines in our uninsured deposits which would reduce the funds we have available for lending and other funding purposes.

     The Federal Deposit Insurance Corporation in the fourth quarter of 2008 increased the federal insurance of deposit accounts from $100,000 to $250,000 and provided 100% insurance coverage for noninterest-bearing transaction accounts for participating members including the Bank. These increases of coverage, with the exception of IRA and certain retirement accounts, were scheduled to expire at the end of 2009, but were extended by the FDIC in May 2009 until through December 31, 2013. With the increase of bank failures, depositors are reviewing deposit relationships to maximize federal deposit insurance coverage. We may see outflows of uninsured deposits as customers restructure their banking relationships in setting up multiple accounts in multiple banks to maximize federal deposit insurance coverage.

Our ability to foreclose on single family home loans may be restricted.

     New legislation proposed by Congress may give bankruptcy judges the power to reduce the increasing number of home foreclosures. Bankruptcy judges would be given the authority to restructure mortgages and reduce a borrower's payments. Property owners would be allowed to keep their property while working out their debts. This legislation may restrict our collection efforts on one-to-four family loans. Separately, the administration has announced a voluntary program under the TARP law which provides for government subsidies for reducing a borrower's interest rate, which a lender would have to match with its own money.

Fluctuations in interest rates could reduce our profitability and affect the value of our assets.

     Like other financial institutions, we are subject to interest rate risk. Our primary source of income is net interest income, which is the difference between interest earned on loans and investments and the interest paid on deposits and borrowings. We expect that we will periodically experience imbalances in the interest rate sensitivities of our assets and liabilities and the relationships of various interest rates to each other. Over any defined period of time, our interest-earning assets may be more sensitive to changes in market interest rates than our interest-bearing liabilities, or vice versa. In addition, the individual market interest rates underlying our loan and deposit products (e.g., Prime) may not change to the same degree over a given time period. In any event, if market interest rates should move contrary to our position, our earnings may be negatively affected. In addition, loan volume and quality and deposit volume and mix can be affected by market interest rates. Changes in levels of market interest rates could materially affect our net interest spread, asset quality, origination volume, and overall profitability.

     Recently, interest rates dropped quickly and significantly. Since September 18, 2007, the U.S. Federal Reserve decreased its target for federal funds rate from 5.25% to 0.25%, for a total decrease of 500 basis points. Sudden significant decreases in these short-term market interest rates negatively impact our net interest margins as our assets tend to reprice faster than our liabilities in the short-term. However, sudden and significant increases in short-term market rates can also adversely affect our net interest margins and the value of our assets. We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially harmed.

     Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings. At March 31, 2009, we had $251.1 million in loans due after one year with fixed rates of interest, representing 21.6% of our total loan portfolio and 17.1% of our total assets. Our most recent "rate shock" analysis indicates that our net portfolio value would be more adversely affected by a decrease in interest rates than by an increase. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management and Market Risk."

We could be subject to additional assessments to guarantee public funds in Washington State.

     We accept state and local fund deposits from public treasurers in Washington State as a Qualified Public Depositary under the State's Public Deposit Protection Act administered by the Public Deposit Protection Commission, or the Commission. As of March 31, 2009 we held $23.3 million in public funds. Washington law requires qualified banks and thrifts to pledge eligible collateral into a collateral pool administered by the Commission to mutually guarantee with other members of the pool against a loss of funds suffered by a public treasurer as a result of a failure by a member of the pool. As a result of the closing of the Bank of Clark County on January 16, 2009 we were assessed approximately $55,000. Legislation was recently enacted that requires all public depositaries to pledge 100% eligible collateral against public funds held on deposit. Thus, each public depositary is individually responsible for the protection of uninsured public funds they hold. Our maximum liability should any member(s) of the collateral pool default on their uninsured public funds is limited to 100% of public funds we hold. Assessments for loss are based on a pro rata share of public funds held. Our estimated share of total public funds on March 31, 2009 was approximately 0.38%.

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

Recently enacted legislation and other measures undertaken by the Treasury, the Federal Reserve and other governmental agencies may not be successful in stabilizing the U.S. financial system or improving the housing market.

     Emergency Economic Stabilization Act of 2008. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008 (EESA) which, among other measures, authorized the Treasury Secretary to establish the Troubled Asset Relief Program (TARP). The EESA gives broad authority to the Treasury to purchase, manage, modify, sell and insure the troubled mortgage related assets that triggered the current economic crisis as well as other troubled assets. The EESA includes additional provisions directed at bolstering the economy, including: authority for the Federal Reserve to pay interest on depository institution balances; mortgage loss mitigation and homeowner protection; temporary increase in Federal Deposit Insurance Corporation insurance coverage from $100,000 to $250,000 through December 31, 2009; and authority to the SEC to suspend mark-to-market accounting requirements for any issuer or class of category of transactions.

     Pursuant to the TARP, the Treasury has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

     The EESA followed, and has been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the repeated lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

     In addition, the Internal Revenue Service has issued an unprecedented wave of guidance in response to the credit crisis, including a relaxation of limits on the ability of financial institutions that undergo an ownership change to utilize their pre-change net operating losses and net unrealized built-in losses. The relaxation of these limits may make significantly more attractive the acquisition of financial institutions whose tax basis in their loan portfolios significantly exceeds the fair market value of those portfolios.

     Moreover, on October 14, 2008, the FDIC announced the establishment of a Temporary Liquidity Guarantee Program (TLGP) to provide full deposit insurance for all non-interest bearing transaction accounts and guarantees of certain newly issued senior unsecured debt issued by FDIC-insured institutions and their holding companies. Under the program, the FDIC will guarantee timely payment of newly issued senior unsecured debt issued on or before October 31, 2009. The guarantee on debt issued before April 1, 2009, will expire no later than June 30, 2012. The guarantee on debt issued on or after April 1, 2009, will expire not later than December 31, 2012. The Bank has elected to participate in the TLGP.

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

     American Recovery and Reinvestment Act of 2009. On February 17, 2009, President Obama signed The American Recovery and Reinvestment Act of 2009, or ARRA, into law. The ARRA is intended to revive the US economy by creating millions of new jobs and stemming home foreclosures. In addition, the ARRA significantly rewrites the original executive compensation and corporate governance provisions of Section 111 of the EESA, which pertains to financial institutions that have received or will receive financial assistance under TARP or related programs. The specific impact that these measures may have on us is unknown.

                         Risks Relating to Our Common Stock

     The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell the common stock when you want or at prices you find attractive.

     We cannot predict how the shares of our common stock will trade in the future. The market price of our common stock will likely continue to fluctuate in response to a number of factors, including the following, most of which are beyond our control, as well as the other factors described in this "Risk Factors" section:

  * actual or anticipated quarterly fluctuations in our operating and financial results;
  * developments related to investigations, proceedings or litigation that involve us;
  * actions of our current shareholders, including sales of common stock by existing shareholders and our directors and executive officers;
  * fluctuations in the stock prices and operating results of our competitors;
  * regulatory developments, whether affecting the industry in general or us in particular; and
  *  other developments related to the financial services industry.

     The Order requires us to increase our capital levels which may involve the sale of our securities. We are not restricted from issuing additional common stock, including any preferred or debt securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or any substantially similar securities. As a result of any such issuance, our shareholders may experience significant dilution of their ownership interests, and the newly issued securities could have rights superior to those of our common stock. This could in turn result in a decline in the market price of our common stock.

Anti-takeover provisions could negatively impact our shareholders.

     Provisions in our articles of incorporation and bylaws, the corporate law of the State of Washington and federal regulations could delay or prevent a third party from acquiring us, despite the possible benefit to our shareholders, or otherwise adversely affect the market price of our common stock. These provisions include: supermajority voting requirements for certain business combinations with any person who beneficially owns 10% or more of our outstanding common stock; the election of directors to staggered terms of three years; advance notice requirements for nominations for election to our Board of Directors and for proposing matters that shareholders may act on at shareholder meetings, a requirement that only directors may fill a vacancy in our Board of Directors and a voting requirement of at least a majority of the outstanding shares of capital stock entitled to vote to remove any of our directors, and that this removal may be made only for cause. Our articles of incorporation also authorizes our Board of Directors to issue and set the voting and other terms of preferred stock without shareholder approval, and preferred stock could therefore be issued as a defensive measure in response to a takeover proposal. In addition, because we are a bank holding company, purchasers of 10% or more of our common stock may be required to obtain approvals under the Change in Bank Control Act of 1978, as amended, or the Bank Holding Company Act of 1956, as amended (and in certain cases such approvals may be required at a lesser percentage of ownership). Specifically, under regulations adopted by the Federal Reserve, (a) any other bank holding company may be required to obtain the approval of the Federal Reserve to acquire or retain 5% or more of our common stock and (b) any person other than a bank holding company may be required to obtain the approval of the Federal Reserve to acquire or retain 10% or more of our common stock.

     These provisions may discourage potential takeover attempts, discourage bids for our common stock at a premium over market price or adversely affect the market price of, and the voting and other rights of the holders of, our common stock. These provisions could also discourage proxy contests and make it more difficult for holders of our common stock to elect directors other than the candidates nominated by our Board of Directors.

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties
------------------

     The following table sets forth the location of the Bank's offices, as well as certain information relating to these offices.

                                              Net Book
                                     Year    Value as of    Square   Leased/
                                    Opened  March 31, 2009   Feet     Owned
                                    ------  --------------   ----     -----
                                            (In thousands)
Bellingham Main Office and Whatcom
Mortgage Center.....................  1971      $2,283      19,179    Owned
 1500 Cornwall Avenue
 Bellingham, WA 98225

Bellingham/Meridian.................  1987         667       4,650    Owned
 4110 Meridian Street
 Bellingham, WA 98226

Ferndale Office.....................  1976         202       3,692    Owned
 Third and Main
 Ferndale, WA 98248

Lynden Office.......................  1981         510       3,702    Owned
 Third and Grover Streets
 Lynden, WA 98264

Blaine Office.......................  1976         497       3,610    Owned
 Fourth & "H" Streets
 Blaine, WA 98230

Mount Vernon Office.................  1976         229       3,275    Owned
 1503 Riverside Dr.
 Mount Vernon, WA 98273

Anacortes Office....................  1987         584       3,650    Owned
 1218 Commercial Avenue
 Anacortes, WA 98221

Snohomish Office....................  1987         168       1,388    Owned
 620 2nd Street
 Snohomish, WA 98290

Puyallup Office, Pierce CML
Center (1)..........................  2007         586       3,402    Leased
 413 29th Street NE
 Puyallup, WA 98372

Burlington Office, Skagit Commercial
Center and Skagit Mortgage Center...  1994         981       3,980    Owned
 1020 S. Burlington Blvd
 Burlington, WA  98232

Edmonds Office......................  1994       1,828      15,265    Owned
 130 Fifth Avenue South
 Edmonds, WA  98020

                          (table continued on following page)

                                              Net Book
                                     Year    Value as of    Square   Leased/
                                    Opened  March 31, 2009   Feet     Owned
                                    ------  --------------   ----     -----
                                            (In thousands)

Murphy's Corner Office..............  2000      $1,480       3,720    Owned
 12830 Bothell Everett Hwy.
 Everett, WA 98208

Barkley Office......................  1999       2,598      14,691    Owned
 2122 Barkley Blvd.
 Bellingham, WA 98228

Holly Street Office.................  1999         293       4,000    Owned
 211 E. Holly Street
 Bellingham, WA 98227

Alabama Office(2)...................  1999         621       4,500    Owned
 802 Alabama Street
 Bellingham, WA 98228

Marysville Office...................  2004        2010       4,126    Owned
 3617 88th St NE
 Marysville, WA 98270

Lynnwood Office.....................  2003       1,986       4,230    Owned
 19405 44th Avenue W.
 Lynnwood, WA 98036

Lakewood Office, Pierce
Mortgage Center.....................  2005       1,892       4,773    Owned
 10318 Gravelly Lake Dr. SW
 Lakewood, WA 98499

Everett Office, Snohomish
Commercial Center and Snohomish
Mortgage Center.....................  2006       6,196      16,000    Owned
 9929 Evergreen Way
 Everett, WA 98204

Whatcom Commercial Center...........  2003         319       5,200    Leased
 2211 Rimland Drive, Suite 230
 Bellingham, WA 98226

--------------
(1)  Opened in June 2007.
(2)  Closed March 2009.

     At March 31, 2009, the aggregate book value of the Corporation's premises and equipment was $26.2 million.

Item 3. Legal Proceedings
-------------------------

     Neither the Corporation nor the Bank is engaged in any legal proceedings at the present time, which, singly or in the aggregate, would have a material effect on our business, financial condition or results of operations. From time to time the Bank is a party to legal proceedings wherein it enforces its security interest in loans made by it.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     Not applicable.

                                  PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
------------------------------------------------------------------------------
        Issuer Purchases of Equity Securities
        -------------------------------------

     Horizon Financial's common stock is traded on the NASDAQ Global Select Market under the symbol HRZB. The following table presents the high and low sales prices as reported by the NASDAQ and dividends paid for the last two fiscal years. All share prices shown below are adjusted for the 5-for-4 stock split, paid in the form of a stock dividend in October 2006. The Corporation has approximately 4,200 stockholders.

     2009 Fiscal Year
     Quarter                High           Low          Dividend
     ------------------    ------        ------         --------
     Fourth                $ 3.45        $0.77          $     --
     Third                   6.09         1.30                --
     Second                 10.98         5.03              0.05
     First                  14.99         6.00             0.135


     2008 Fiscal Year
     Quarter                High           Low          Dividend
     ------------------    ------        ------         --------

     Fourth                $17.46        $11.68          $0.135
     Third                  22.00         15.12           0.135
     Second                 22.98         17.85           0.130
     First                  23.87         20.49           0.130



Dividend Policy
---------------

     Horizon Financial historically has paid cash dividends on its common stock. On December 22, 2008, the Corporation suspended the payment of dividends on its common stock in connection with its strategy to preserve and manage its capital. The Corporation must adhere to certain regulatory requirements governing the distribution of dividends, and there can be no assurance that the Corporation will continue to declare cash dividends in the future. See "Business -- Regulation and Supervision" in Item 1 of this Form 10-K for additional information regarding dividend restrictions.

Stock Repurchases
-----------------

     The Corporation has conducted various stock buy-back programs since August 1996. In March 2008, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2009 fiscal year, allowing the Corporation to repurchase up to 2.5% of total shares outstanding, or approximately 300,000 shares. This marked the Corporation's tenth stock repurchase plan. The Corporation did not repurchase any shares during the fourth quarter, or during the year ended March 31, 2009 in connection with its strategy to preserve and manage capital. In addition, the Board did not renew its stock repurchase plan that would have run concurrent with the 2010 fiscal year.

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

                          [Graph appears here]


                                          Period Ending
                    ----------------------------------------------------------
Index*              03/31/04  03/31/05  03/31/06  03/31/07  03/31/08  03/31/09
------------------  --------  --------  --------  --------  --------  --------
Horizon Financial
 Corp.               100.00    104.68    146.36    161.49    103.69    13.99
NASDAQ - Composite   100.00    100.25    117.33    121.43    114.29    76.55
SNL Western
  Bank Index         100.00    109.49    123.63    131.60    108.60    55.88
SNL Bank $1B - $5B
  Indes              100.00    107.24    125.11    124.15     98.16    57.13


*Source: SNL Financial LC, Charlottesville, VA Used with permission. All rights reserved.

Item 6.  Selected Financial Data
--------------------------------

     The following table sets forth certain information concerning the financial position of the Corporation at and for the dates indicated.

                                            At March 31,
                    ---------------------------------------------------------
                        2009       2008        2007        2006       2005
                    ----------   ---------   ---------   --------   ---------
                                           (In thousands)
Financial Condition
Data:
-------------------

Total Assets...... $1,467,971  $1,392,178  $1,270,327  $1,116,728    $997,570
Loans Receivable,
 net..............  1,123,660   1,191,478   1,054,870     918,510     804,981
Cash and
 Investment
 Securities.......    218,160     114,562     133,075     125,216     125,966
Deposits..........  1,229,764   1,038,792     975,295     834,299     746,849
Borrowings........    138,788     214,791     158,958     159,837     135,787
Stockholders'
 Equity...........     93,026     128,317     123,855     113,323     107,024

                                         Year Ended March 31,
                      ------------------------------------------------------
                          2009       2008        2007       2006      2005
                      ---------  ----------  ----------  --------  ---------
Operating Data:             (In thousands, except per share information)
---------------
Interest Income...    $77,665   $ 100,243     $92,600     $69,388     $52,182
Interest Expense..    (39,354)    (46,645)    (40,133)    (24,896)    (16,144)
                     --------    --------     -------     -------     -------
Net Interest
 Income...........     38,311      53,598      52,467      44,492      36,038
Provision for
 Loan Losses......    (65,000)     (4,100)     (1,850)     (2,575)     (1,700)
Noninterest
 Income...........      6,349       7,044       5,838       5,411       5,713
Noninterest
 Expense..........    (33,555)    (29,180)    (27,861)    (24,770)    (21,619)
  Income (loss)
   before Provision
   (Benefit) for
    Income Taxes..    (53,895)     27,362      28,594      22,558      18,432
  Benefit (Provision)
   for Income
   Taxes..........     20,529      (8,949)     (9,566)     (6,903)     (5,369)
                     --------    --------     -------     -------     -------
Net Income (Loss).   $(33,366)   $ 18,413     $19,028     $15,655     $13,063
                     ========    ========     =======     =======     =======

Per Common Share:(1)
 Fully-diluted
  earnings (loss).     $(2.79)      $1.51       $1.53       $1.25       $1.01
 Dividends........      0.185       0.530       0.495       0.456       0.424
 Book Value.......       7.76       10.79       10.11        9.16        8.53
 Weighted average
  shares
  outstanding..... 11,945,835  12,196,783  12,409,092  12,542,845  12,952,542

---------
(1) Restated for the 5-for-4 stock split paid in the form of a 25% stock dividend distributed on October 23, 2006.

Key Operating Ratios:
---------------------

     The table below sets forth certain performance ratios of the Corporation for the periods indicated. These ratios are calculated based on month end balances.
                                                        At and for the
                                                      Year Ended March 31,
                                                    -----------------------
                                                    2009      2008     2007
                                                    ----      ----     ----

Return on average assets (net income (loss)
  divided by average total assets)...............  (2.31)%    1.37%    1.57%

Return on average equity (net income (loss)
  divided by average equity)..................... (28.31)    14.53    16.11

Dividend payout ratio (dividends declared
  per share divided by fully-diluted
  earnings (loss) per share).....................  (6.63)    35.10    32.35

Equity to assets ratio (average equity
  divided by average total assets)...............   6.34      9.22     9.74

Interest rate spread (difference between average
 yield on interest-earning assets and average
 cost of interest bearing liabilities)...........   2.80      4.24     4.60

Net yield on earning assets (net interest
 income as a percentage of average interest
 earning assets).................................   2.86      4.37     4.73

Efficiency ratio (noninterest expense divided
  by the sum of net interest income and
  noninterest income)............................  75.13     48.12    47.79

Non-performing loans ratio (non-performing
 loans divided by net loans).....................   7.60      0.97     0.02

Non-performing asset ratio (non-performing
 assets divided by total assets).................   7.13      0.88     0.07

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

     The following discussion is intended to assist in understanding the financial condition and results of operations of the Corporation and the Bank. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes contained in
Item 8 of this Form 10-K.

Financial Overview
------------------

     Horizon Financial Corp. is the bank holding company for Horizon Bank and reported some of the following highlights for the fiscal year ended March 31, 2009:

     * The net loss for the fiscal year ended March 31, 2009 was $33.4 million or $2.79 per diluted share compared to net income of $18.4 million or $1.51 per diluted share for the year ended March 31, 2008.
     * During the 2009 fiscal year, we charged off $309,000 associated with our measurement for other than temporary impairment ("OTTI") of our private label mortgage-backed securities.
     * The interim measurement of our goodwill asset resulting from a qualifying event gave rise to the complete write-off of the $545,000 goodwill asset during the fiscal year 2009.
     * A gain in the amount of $767,000 was recognized during the fiscal year 2009 resulting from the life insurance benefit paid on the death of a retired executive officer.
     * A loss of $777,000 was recognized during fiscal year 2009 from the permanent loss in value associated with the in-kind distribution of securities from redemption of our investment in the Shay AMF Ultra Short-Term Bond Mutual Fund.
     * A one-time gain of $579,000 was recognized during fiscal year 2009 from the sale of equity securities.
     * An $800,000 unfunded loan commitment liability expense was recognized during fiscal year 2009.
     * The loan loss provision for the fiscal year ended March 31, 2009 was $65.0 million as compared to $4.1 million for the prior year.
     * The total noninterest expense for the fiscal year ended March 31, 2009 was $33.6 million as compared to $29.2 million for the prior period ended March 31, 2008.
     * Total non-performing assets increased from $12.3 million as of March 31, 2008 to $104.7 million as of March 31, 2009.
     * Total assets were $1.47 billion as of March 31, 2009 as compared to $1.39 billion as of March 31, 2008.
     * Gross loans were $1.2 billion as of March 31, 2009 as compared to $1.2 billion as of March 31, 2008.
     * Total deposits were $1.2 billion as of March 31, 2009 as compared to $1.0 billion as of March 31, 2008.
     * The net interest margin was 2.86% for the year ended March 31, 2009 as compared to 4.37% for the same period in 2008.
     * The regulatory Tier 1 capital ratio of March 31, 2009 was 6.2% as compared to 9.1% at March 31, 2008.

Business Strategy
-----------------

     The Corporation's business strategy is to return the Bank to a well-capitalized and profitable community bank, dedicated to a diversified base of commercial lending, home mortgage lending, consumer lending, small business lending and providing competitive deposit and cash-management services to our personal and business customers. The Corporation has sought to implement this strategy by: (i) focusing on commercial banking opportunities; (ii) providing competitive, personalized financial services to individuals and business customers and communities served by its branch network; (iii) selling many of its fixed rate mortgages to the secondary market; (iv) focusing on asset quality; (v) prudently managing our operating expenses; and (vi) meeting the capital requirements set forth in the Order.

     As a result of the U.S. recession and the impact from a downturn in the housing market, the Bank has focused its efforts on improving asset quality, deleveraging the balance sheet, raising capital, managing liquidity and growing core deposits. Beginning with the quarter ended September 30, 2008, the Bank expanded its special assets team, which is responsible for working out problem assets that have grown substantially over the six months ended March 31, 2009, by shifting personnel within the Bank. The Bank has continued to focus on core deposit growth to enhance its liquidity position. At March 31, 2009, the Bank's core deposits increased $34.5 million, or 5.5% to $665.0 million from
$630.5 million at March 31, 2008.  See "Business   Deposit Activities and
Other Sources of Funds   Deposits" for an analysis of the deposit portfolio by
major type of deposit. In addition, the Bank has performed an extensive review of potential expense reductions. In evaluating the controllable expenses, the Bank determined the need to make several strategic staffing reductions. As of November 4, 2008, the Bank completed a reduction in force of 27 full-time positions and identified several areas where responsibilities will be shifted to accommodate the revised staffing levels. In the weeks leading up to the November 4, 2008 strategic staffing reduction, other positions were not filled when vacated by the employees previously occupying these positions. These reductions in personnel, along with strategic reductions in other noninterest expense areas have resulted in savings of over $3.0 million on an annual basis. In connection with the reduction in personnel, the Corporation incurred approximately $135,000 in severance related expenses during the year ended March 31, 2009.

Critical Accounting Policies and Estimates
------------------------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions which affect the reported amounts and disclosures. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed.

     Our financial statements are based on the selection and application of significant accounting policies which require management to make significant estimates and assumptions as detailed in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K. We believe the following policies and estimates involve a higher degree of judgment:

     Allowance for Loan and Lease Losses and Reserve for the Unfunded Loan Loss Commitments. The allowance for loan and lease losses ("ALLL") represents management's estimate of the measured accounting loss. The foundation of the ALLL is based on the loan grading system, which rates our loans from low risk to high risk. Those loans that are considered high risk undergo more careful evaluation when estimating the contingent loss. The ALLL is divided into two separate categories. The first group is comprised of individual impaired loans. An impaired loan exists when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. When a loan is determined to be impaired, we then measure the impairment using either the discounted cash flows or the current fair value, less selling costs when the source of repayment is the liquidation of collateral. The second group of the ALLL is comprised of all other loans that are pooled into homogenous categories and a historical loss rate is applied for measuring the estimated accounting loss.

     For additional information regarding the allowance for loan losses, see the Asset Quality section in this Management's Discussion and Analysis and Provision for Loan Losses in Note 1 in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

     The reserve for unfunded loan loss commitments is established to absorb inherent losses associated with our commitments to lend funds, such as with a letter or line of credit. The adequacy of the ALLL and the reserve for unfunded loan loss commitment are monitored on a regular basis and are based on management's evaluation of numerous factors, which include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans and charge-offs and recoveries.

     Management believes that the ALLL and the reserve for unfunded loan loss commitments were adequate as of March 31, 2009. However, there is no assurance that future loan losses will not exceed the levels provided for in the ALLL and could possibly result in additional charges to the provision for loan and leases losses. In addition, the Bank's regulatory agencies as part of their periodic examination may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review.

     Investments. The Corporation classifies its investments as either available-for-sale or held-to-maturity. Available for sale securities are reported at their fair value, which is determined by obtaining quoted market prices. Unrealized gains and losses on available for sale securities are included in other comprehensive income and excluded from earnings. Realized gains and losses and declines in fair value determined to be other than temporary are included in earnings. During the year ended March 31, 2009, the Corporation recorded a $309,000 other than temporary impairment related to 15 non-agency collateralized mortgage obligations. These collateralized mortgage obligations are included in investments available for sale where the default rates, declines in investment ratings and loss severities of the underlying collateral indicate credit losses are expected to occur. These securities were valued by third party pricing services using readily available market quotes. There were no similar charges recorded during the year ended March 31, 2008. The fair value of investments is discussed in more detail in Notes 3 and 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

     Long-Lived Assets and Intangibles. The Corporation periodically measures for impairment of its long-lived assets and intangibles using a methodology that takes into account external factors, including market conditions, changes in competition, a significant change in expectations and an adverse change.
If actual external conditions and operating results differ from the Corporation's expectations, then impairment charges may be necessary to reduce the carrying value of the asset(s) to the appropriate market value.

     Management measures the goodwill for impairment on an annual basis at the fiscal year-end on a broad basis at the consolidated level since it is not identifiable to a "reporting unit." During most of fiscal 2009, volatility in the stock market and particularly financial institutions and their holding companies, were a significant contributing factor causing fluctuations in the Corporation's common stock during the interim reporting periods. Management considered this as well as other factors ("the business climate") in evaluating whether or not goodwill was impaired. As part of the process, management considered the "business climate" as a potential trigger for an interim measurement under SFAS 142, but deemed the economic environment to be abnormally volatile and irrational to conclude that an interim assessment of goodwill was required based on stock volatility alone.

     During the third quarter of fiscal 2009, the Corporation recorded a non-cash charge of $545,000 related to the impairment of goodwill. The interim test for impairment was performed as of December 31, 2008 rather than an earlier period as a result of two events: (1) Horizon Bank was informed in December 2008 by the Federal Deposit Insurance Corporation and the State of Washington Department of Financial Institutions that a Cease and Desist Order would be issued and forthcoming, and (2) Horizon Bank's decision to close a branch office that was directly associated with the creation of the original goodwill asset signaled potential impairment. This impairment charge had no effect on the Company's or the Bank's cash balances, liquidity or regulatory ratios. At March 31, 2008, the $545,000 balance of goodwill was included in other assets. For additional information regarding goodwill, see "Goodwill" below and Note 1 in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

     Valuation of Deferred Tax Assets. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled using the asset liability method. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. Deferred taxes result from temporary differences in the recognition of certain income and expense amounts between the Corporation's financial statements and its tax returns. The Corporation evaluates the deferred tax assets and liabilities at least annually and at March 31, 2009 believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

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

Comparison of Financial Condition at March 31, 2009 and March 31, 2008
----------------------------------------------------------------------

     Overview. Total consolidated assets for the Corporation as of March 31, 2009, were $1.5 billion, a 5.4% increase from the March 31, 2008 level of $1.4 billion. This increase in assets was primarily attributable to the growth in interest bearing deposits to $126.2 million at March 31, 2009 from $2.9 million at March 31, 2008. The growth in interest bearing deposits was a result of the strategy to enhance the Bank's liquidity position, accomplished in part by utilizing brokered deposits and by paying above average retail
deposit rates in our local markets.   Net loans receivable decreased 5.7% to
$1.1 billion at March 31, 2009 compared to $1.2 billion at March 31, 2008.
The decrease in net loans receivable was attributable to a combination of factors, including a $80.5 million decrease in commercial construction loans as the Bank worked to decrease its balances in this business line. Commercial construction includes commercial speculative one-to-four family (large one-to-four family developments and condominium projects), multi-family and commercial buildings. During the period ended March 31, 2009, the commercial business loan category increased $24.3 million, or 13.7% as the Bank continues to focus on increasing its commercial lines of credit balances in order to diversify its loan portfolio and expand its relationships with businesses in its markets.

     Loans. One-to-four family mortgage loans, net of participations sold, increased 3.8% to $152.5 million at March 31, 2009 from $146.9 million at March 31, 2008. The Bank implemented a key lending program to help the Bank's commercial builder/developers sell inventory, which focused on offering special mortgages to prospective home buyers. The Bank had net sales of $68.5 million of one-to-four family real estate loans during the twelve months ended March 31, 2009, compared to $86.7 million during the twelve months ended March 31, 2008 as a result of a slowdown in the real estate market.

     The following is an analysis of the loan portfolio by major type of loan at March 31, 2009 and 2008.

                                                      At March 31,
                                         -----------------------------------
                                            2009               2008
                                         ---------          ---------
                                                  (Dollars in thousands)
First mortgage loans:
  One-to-four family....................  $167,048   14.4%   $165,824   13.7%
  One-to-four family construction.......    28,290    2.4      35,303    2.9
  Less participations sold..............   (42,853)  (3.7)    (54,269)  (4.5)
                                        ----------  -----  ----------  -----
     Subtotal...........................   152,485   13.1     146,858   12.1
  Commercial land development...........   186,580   16.0     183,827   15.2
  Commercial construction...............   222,207   19.1     302,708   25.0
  Multi-family residential..............    51,970    4.5      45,049    3.7
  Nonresidential commercial real
    estate..............................   281,481   24.2     300,109   24.8
  Commercial loans......................   201,973   17.4     177,685   14.7
  Home equity secured...................    58,228    5.0      47,351    3.9
  Other consumer loans..................     7,717    0.7       7,005    0.6
                                        ----------  -----  ----------  -----
     Subtotal........................... 1,010,156   86.9   1,063,734   87.9
                                        ----------  -----  ----------  -----
     Total loans receivable............. 1,162,641  100.0%  1,210,592  100.0%
                                        ----------  -----  ----------  -----
Less:
  Allowance for loan losses.............   (38,981)           (19,114)
                                        ----------         ----------
     Total loans receivable, net........$1,123,660         $1,191,478
                                        ==========         ==========

Net residential loans...................$  149,625   13.3% $  145,565   12.2%
Net commercial loans....................   193,687   17.2     174,263   14.6
Net commercial real estate loans (1)....   716,743   63.8     818,215   68.7
Net consumer loans (2)..................    63,605    5.7      53,435    4.5
                                        ----------  -----  ----------  -----
                                        $1,123,660  100.0% $1,191,478  100.0%
                                        ==========  =====  ==========  =====

                        (footnotes on following page)

-----------
(1) Includes construction and development, multi-family and commercial real estate loans.
(2)  Includes home equity and other consumer loans.

     As reflected in the table above, approximately 63.8% of our total net loan portfolio consists of commercial and multifamily real estate and construction and land development loans. Management has made the strategic decision to reduce the level of exposure to these types of loans during the economic slowdown and has dramatically reduced its lending to this type of borrower. Management intends to continue these efforts to reduce its concentration in construction and land development loans.

     The following table is provided to show additional details on the Corporation's construction and land development loan portfolio:

                                  At March 31, 2009      At March 31, 2008
                                 -------------------   --------------------
                                 Amount      Percent    Amount      Percent
                                 ------      -------    ------      -------
                                          (Dollars in thousands)
Speculative construction
  one-to-four family........... $ 19,280        4.4%   $ 27,206       5.2%
Custom construction one-
  to-four family...............    9,010        2.1       8,097       1.6
                                --------      -----    --------     -----
    Total one-to-four family...   28,290        6.5      35,303       6.8
Commercial speculative
  construction one-to-
  four family..................  142,315       32.6     236,536      45.3
Commercial construction
  multi-family.................    8,439        1.9      11,732       2.2
Commercial construction
  non-residential..............   71,453       16.3      59,541      11.4
Land development...............  186,580       42.7     178,726      34.3
                                --------      -----    --------     -----
   Total construction and
     land development..........  408,787       93.5     486,535      93.2
                                --------      -----    --------     -----
   Total construction loans.... $437,077      100.0%   $521,838     100.0%
                                ========      =====    ========     =====

    Investment Securities.   The investment portfolio is comprised of the
following securities; government agencies, municipal bonds, mortgage-backed securities, collateralized mortgage obligations ("CMOs") and common stock.
The total carrying amount of these securities was $66.9 million as of March 31, 2009 as compared to $80.4 million as of March 31, 2008, which represents a decrease of $13.5 million or 16.8%. During the fiscal year ended March 31, 2009, we elected not to renew maturing securities or replace pre-payments to principal.

     The table below presents the available for sale and held-to-maturity amortized cost, fair value and unrealized gain or loss as of March 31, 2009:

                                              At March 31, 2009
                                     ---------------------------------------
                                                   Unrealized
                                     Amortized       Gain/         Estimated
                                        Cost         (Loss)        Fair Value
                                     ---------     ----------      ----------
                                                (In thousands)
Available For Sale Securities
  State and political subdivisions
    and U.S. government agency
    securities......................  $26,565        $   608        $27,173
  Marketable equity securities......      562            348            910
  Mortgage-backed securities
    and CMOs........................   37,563          1,219         38,782
                                      -------         ------        -------
      Total available-for-

       sale securities..............   64,690          2,175         66,865
Held To Maturity Securities
  State and political subdivisions
    and U.S. government agency
    securities......................       --             --             --
  Mortgage-backed securities
    and CMOs........................        8              3             11
                                      -------         ------        -------
      Total held to maturity
       securities...................        8              3             11
                                      -------         ------        -------
      Total securities..............  $64,698         $2,178        $66,876
                                      =======         ======        =======

     The table below presents the available for sale and held-to-maturity maturity schedule of the securities as of March 31, 2009:

                                     Maturity Schedule of Securities
                                            at March 31, 2009
                            ------------------------------------------------
                              Available For Sale        Held To Maturity
                            -----------------------  -----------------------
                            Amortized    Estimated   Amortized    Estimated
                              Cost       Fair Value     Cost      Fair Value
                            ---------    ----------  ---------    ----------
                                             (In thousands)
Maturities:
  Less than one year........ $ 1,718      $ 1,734       $--          $--
  Over one year to five
   years....................  12,976       13,668        --           --
  Over five to ten years....  21,260       21,685         8           11
  Over ten years............  28,174       28,868        --           --
                             -------      -------       ---          ---
                              64,128       65,955         8           11

Marketable equity
 securities.................     562          910        --           --
                             -------      -------       ---          ---
   Total investment
    securities.............. $64,690      $66,865       $ 8          $11
                             =======      =======       ===          ===

     Federal Home Loan Bank ("FHLB") Stock. The investment in the FHLB of Seattle stock totaled $7.25 million as of March 31, 2009. The investment in the FHLB stock is a restricted investment carried at par value ($100 per share), which approximates its fair value.

     Management has evaluated the FHLB stock for impairment by giving consideration to the length of time the situation persists with the FHLB, commitments by the FHLB to make payments, the impact of regulatory changes and the liquidity position. We have reviewed the most recent unaudited financial statements included in the Form 10-Q filing. Their most recent Form 10-Q filing noted that the FHLB did not meet one of the three statutory capital requirements. The three capital requirements are 1) risk-based capital, 2) capital-to-asset ratio, and 3) leverage capital ratio. The FHLB did not meet the risk-based capital requirements as of March 31, 2009, but was in compliance with the other two statutory capital ratios. It was further noted in their Form 10-Q that a recovery in the market value of the private-label securities occurred in January and February 2009, which allowed the FHLB to redeem $669,000 of Class B capital stock. On February 28, 2009, stock redemptions were once again halted when the private-label securities were downgraded by a rating agency. The FHLB of Seattle Board of Directors have taken steps to restore the risk-based capital by suspending the issuance of Class A stock, issuing only Class B stock (considered permanent capital) and suspended the redemption and repurchase of Class A and Class B stock and the payment of dividends until such time the deficiency of the risk-based capital ratio is corrected.

     The FHLB of Seattle reported a $16.3 million loss for the quarter ended March 31, 2009. The FHLB of Seattle attributes its first quarter 2009 net loss primarily to $71.7 million of OTTI charges on certain of its private-label mortgage-backed securities that are classified as held-to-maturity. As a result of its net loss for the first quarter 2009, the FHLB of Seattle also reported a $1.1 billion accumulated other comprehensive loss and total capital of $961 million as of March 31, 2009, as compared with total capital of $1.8 billion as of December 31, 2008. The OTTI recognized in accumulated other comprehensive loss is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future cash flows, over the remaining life of each security. The accretion increases the carrying value of each security and does not affect earnings unless the security is subsequently sold or has an additional OTTI charge that is recognized in earnings. The FHLB of Seattle's first quarter 2009 OTTI charge reflects the effects of isolating the portion of the loss that is directly associated with the other than temporary impairment of the private-label mortgage-backed securities. As a result of our review and intent to hold the security to maturity, the Corporation has not recorded an "other than temporary impairment" on its investment in FHLB of Seattle stock.

     Asset Quality and Non-Performing Assets. The Corporation manages its credit risk exposure through managing the loan concentrations, and the application of its underwriting policies, procedures, and monitoring practices.

Delinquent and problem loans, however, are a part of any financial institution. When a borrower fails to make payments, the Corporation implements certain strategies that are designed to work with the borrower in order to collect delinquent loans. In those cases where collection efforts are exhausted, the Bank works to gain control of the property through foreclosure or other available means.

     Allowance for Loan and Lease Losses. There are several elements that contribute to management's estimate of the allowance for loan and lease losses
(ALLL). The foundation of our ALLL begins with a proper loan grading system. The loan grading system ensures that loans are properly graded based on the risk profile which takes into account such factors as net worth, cash flow, capacity to service debt, eligible collateral and financial capacity of guarantors (if applicable). Our loan grading system ranges from 1 - 8, with a "1" being considered a prime borrower of strong financial capacity and an "8" being a loan classified as a loss. Loans that are identified to be "high" risk (rating a 6 or above) are defined as adversely classified. The loan grading system is the responsibility of our Credit Administration, which administers the internal controls and oversight to ensure the loan grading system identifies and monitors all loans graded. We regularly evaluate our loan portfolio to evaluate the accuracy of risk ratings throughout the life of the loans.

     The measurement of the ALLL is a culmination of the two separate measurements performed in accordance with FASB SFAS No. 5 and 114. SFAS No. 114 is the work performed to measure individual loans for impairment when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. These loans are often defined as adversely classified and are measured by the most appropriate method using either the present value of the expected future cash flows, or the net realizable value (fair value of collateral less costs to complete and sell), or the loan's observable market price. The majority of our impaired loans as of the reporting period were measured using the net realizable value since the loans were dependent upon the sale of collateral to meet the obligation. The process of measuring for impairment includes obtaining market appraisals and estimating the costs to complete and sell the loan. The measured impairment for each loan is then aggregated and becomes part of the ALLL.

     The loans that are not impaired are aggregated into separate pools based on loan type and loan risk (grade) in accordance with FASB SFAS No. 5. A loan loss rate is applied to each pool using the higher amount obtained from historical data published from relevant sources or the Bank's own loan loss experience. The ALLL reflects the aggregate amount of the two separate measurements, which as of March 31, 2009 totaled $39.0 million. The methodology for measuring the ALLL is documented in our policies and reflects management's best estimate of future probable loan losses, which have been carefully reviewed and approved by our Board of Directors.

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

     The following table summarizes the allowance for loan losses, charge-offs, and loan recoveries:

                                             Year Ended March 31,
                                             ------------------
                                               2009       2008
                                             -------    -------
                                             (Dollars in thousands)
Allowance at beginning of period...........  $19,114    $15,889
Provision for loan losses..................   65,000      4,100
Charge offs, net of recoveries.............  (45,133)      (875)
                                             -------    -------
Allowance at end of period.................  $38,981    $19,114
                                             =======    =======

Allowance as a percentage of gross loans
  receivable at the end of the period......     3.35%      1.58%

Allowance for loan losses as a percentage
  of net loans receivable at the end of
  the period...............................     3.47%      1.60%

Net charge-offs as a percentage of average
  loans outstanding during the period......     3.70%      0.08%

Allowance for loan losses as a percentage
  of non-performing loans at the end of the
  period...................................    45.63%    164.67%

Allowance for loan losses as a percentage
  of nonperforming assets at the end of
  period...................................    37.25%    155.87%

     The allowance for loan losses is established as losses are estimated to have occurred through the provision for loan losses charged to earnings. Loan charge-offs against the allowance occur when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

     The provision for loan losses was $65.0 million for the fiscal year ended March 31, 2009 compared to $4.1 million for the year ended March 31, 2008. These provisions reflect management's ongoing analysis of changes in loan portfolio composition by collateral categories, balances outstanding, overall credit quality of the portfolio, historical industry loss experience, and current economic conditions. The allowance for loan losses was $39.0 million, or 3.47% of net loans receivable at March 31, 2009, compared to $19.1 million, or 1.60% of net loans receivable at March 31, 2008. The increase in the provision for loan losses contributing to a higher allowance was a result of a combination of factors: (1) higher level of non-performing loans at March 31, 2009 of $85.4 million compared to $11.6 million at March 31, 2008, (2) an increase of net charge-offs to $45.1 million as of March 31, 2009 from $875,000 at March 31, 2008 and (3) an increase in delinquencies on performing loans, with those 30 to 89 days past due at March 31, 2009 totaling $83.9 million, compared to $30.6 million at March 31, 2008. In addition, the increase in our provision for loan losses and the allowance during the fourth quarter ended March 31, 2009 was in response to a significant internal downgrade of loans, primarily real estate construction projects where the land values of the underlying collateral had declined and where the cash flows of these developers was proving insufficient to secure their loans. We ordered new appraisals for many of the impaired loans and exercised judgment to further stress a significant number of the impaired loans in order to reflect the fair values based on other available third-party sources or comparable
known indicators of fair values.   This was done in response to the volatile
changes in real estate market prices and management's decision to carefully evaluate appraisals that were three months or older. In the past, we relied on appraisals that were up to 12 months in age, but in light of the current economic conditions, we decided in the fourth quarter of 2009 no to rely on appraisals three months or older. Some of the sources of information relied upon by management include internet websites that publish fair values of properties and track market changes in real estate values as well as published subscriptions to industry experts such as RealEstats. These steps taken by management identified a continued and significant decline in the net realizable values of the properties that serve as collateral for these loans. The impaired loans are primarily centered in Pierce, Snohomish and King counties. In many cases, our updated net realizable values reflected significant declines in values from appraisals and other documentation obtained as recently as June and September 2008. This information resulted in more loans measured for losses on an individual basis in accordance with SFAS 114 and it directly influenced the larger provision for loan loss, which increased our ALLL for the year ended March 31, 2009.

     Since March 2008, we have experienced a steady decline in many of our credit quality metrics. There has been a gradual increase in the level of non-performing loans, net charge-offs and delinquency rates, which have all contributed to an increase in the ALLL. During the year ended March 31, 2008 and earlier, the ALLL was largely influenced by the measured losses based on the application of FASB SFAS No. 5, which pooled loans by category and loan grading. There were a small amount of adversely classified loans that were individually measured for impairment. Because real estate values were holding steady and in many instances rising in the periods prior to March 31, 2008, the ALLL was not impacted by impaired loans, therefore the measurement was influenced more extensively by historical loss rates that were obtained from relevant sources (i.e. Federal Reserve Bank). As the economy in the Puget Sound began to experience layoffs and real estate activity and prices began to drop, then our construction and land development borrowers began to struggle to sell the assets required to payoff their loans. This resulted in a significant transformation and change in the composition of the ALLL. In the second half of 2008 and the quarter ended March 31, 2009, the level of impaired loans increased as borrowers migrated from delinquent status to non-accrual status and we began to order appraisals and value each loan in accordance with FASB SFAS 114. The deterioration in the economy and the impact to our borrowers resulted in a significant increase in our provisions for loan losses, charge-offs and an increase in the ALLL for future probable losses.

     Other factors that are considered as part of the methodology for measuring the allowance for loan and lease losses include market conditions. The majority of the Corporation's loan portfolio consists of commercial and single- family residential loans secured by real estate in the Whatcom,
Skagit, Snohomish, King and Pierce County areas of Washington.   Regional
economic conditions continue to deteriorate, except for a small improvement in Pierce County, where housing inventories have dropped according to RealEstats, Inc. For the month ended March 31, 2009, the available housing inventory levels for Snohomish, Skagit, Pierce, King and Whatcom counties were 14.5, 16.0, 10.9, 11.5 and 10.4 months respectively. This compares to the same month one year earlier when available housing inventory levels were overall more favorable for Snohomish, Skagit, Pierce, King and Whatcom counties when they were 11.4, 10.3, 12.4, 8.0 and 7.7 months respectively. This information provides some indication of the challenges facing the sale of real estate in the counties reflected in the geographic distribution table of our non-performing assets that is subsequently presented.

     The allowance for loan losses at March 31, 2009 represents our best estimate of the losses inherent in the loan portfolio, given the changing portfolio mix and the current economic environment. While the Bank believes it has established its existing allowance for loan and lease losses in accordance with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase or decrease its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document. Any material increase in the allowance for loan losses would adversely affect the Bank's financial condition and results of operations.

     Unfunded Loan Loss Liability. During the fourth quarter ended March 31, 2009, we reclassified to a liability account our exposure for credit losses related to off balance sheet loan commitments. The liability represents our estimate of probable losses associated with commitments to extend credit, which include credit card commitments, undrawn lines of credit, commercial and standby lines of credit. We had previously included the liability as a component of the allowance for loan and lease losses. Following the reclassification, the liability is included as a component of "other liabilities" on the balance sheet.

     The probable losses are measured based on an evaluation of estimated losses using historical loss rates and other factors such as economic factors, delinquency rates and risk characteristics of the commitments. The unfunded loan loss liability as of March 31, 2009 was $800,000, and represents our best estimate for future probable losses on undrawn commitments that are off balance sheet.

     Non-Performing Assets. As of March 31, 2009, there was one loan in the loan portfolio over 90 days delinquent and accruing interest and 53 loan relationships on non-accrual status. At March 31, 2009, total non-performing loans were $85.4 million compared to $11.6 million at March 31, 2008. The Bank had 14 properties in the other real estate owned ("OREO") category totaling $19.2 million at March 31, 2009. Total non-performing assets represented $104.7 million, or 7.13% of total assets at March 31, 2009 compared to $12.3 million or 0.88% of total assets at March 31, 2008.

     The following tables summarize the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Trouble Debt Restructuring:

                                                At March 31,
                                            -------------------
                                              2009       2008
                                            --------    -------
                                           (Dollars in thousands)

Accruing loans............................. $    500    $    --
Non-accrual loans..........................   84,924     11,608
                                            --------    -------

   Total non-performing loans..............   85,424     11,608
   Total non-performing /net loans.........     7.60%      0.97

Other real estate owned....................   19,227        655
                                            --------    -------
   Total non-performing assets............. $104,651    $12,263
                                            --------    -------
   Total non-performing loans/gross loans..     7.35%      0.96%
   Total non-performing assets/total
    assets.................................     7.13%      0.88%
   Total non-performing assets to total
    capital plus reserves..................    79.28%      8.32%

   Troubled debt restructuring at the end
    of the period.......................... $ 26,383    $    --
                                            ========    =======

     Other Real Estate Owned.   Other real estate owned ("OREO") is carried at
the lesser of book value or market value less selling costs. The costs related to maintenance and repair or other costs of such properties, are generally expensed with any gains or shortfalls from the ultimate sale of OREO being shown in other noninterest income or expense.

     The following table summarizes changes in the OREO portfolio during the years ended March 31, 2009 and 2008:

                                          For the Year Ended March 31,
                                              2009        2008
                                            --------     -------

Balance at beginning of period............  $    655     $   725
Additions to other real estate owned......    31,669          --
Valuation adjustments.....................      (539)        (70)
Disposition of other real estate owned....   (12,558)         --
                                            --------     -------
Balance at end of period..................  $ 19,227     $   655
                                            ========     =======

     Investment in Real Estate Joint Venture. The investment in real estate for a joint venture as of March 31, 2009 was $18.0 million. The largest component of the joint venture was created in year 2005 when Westward Financial, a 50% partner in GBNW (Greenbriar Northwest LLC), purchased an 85 acre parcel of land in Bellingham, Washington for future development known as Fairhaven Highlands. The smaller portion of the joint venture includes some residual from the net investment in a residential development joint venture that has been completed and closed. In connection with the joint venture, there is a $24.4 million liability presented on the Consolidated Statements of Financial Position, which represents the corresponding wholesale borrowing obtained from the FHLB which was used to fund the investment in the Fairhaven Highlands joint venture. At this time, the partnership is in the process of meeting with the appropriate public and private entities in connection with its planning efforts relating to the future development of the property. Presently, a Preliminary Draft Environment Impact Statement ("EIS") is being prepared utilizing consultants hired by the City of Bellingham. According to city officials, a preliminary draft of the EIS is expected to be published towards the end of June 2009. While this project is still in its planning and pre-permit phase, management continues to believe that this will be a viable development project in the future. However, no assurances can be made as to when (or if) this project will be approved for future development. The joint venture is exposed to the same risks experienced by any land developer, including but not necessarily limited to regulatory risks, environmental risks, adverse response from neighboring property owners, fluctuations in market values, and the demand for finished lots at such time as the development might be completed in the future.

     As of March 31, 2009, we conducted a review of the accounting treatment and measured the value of the GBNW joint real estate development for potential impairment and whether to continue with capitalizing interest. We took the following steps to ensure compliance with generally accepted accounting principles: (1) performed a recoverability test under SFAS 144 (Accounting for the Impairment or Disposal of Long-Lived Asset), which was followed by step
(2) evaluated the capitalization of interest in conformity with SFAS 34 (capitalization of interest cost). The conclusion of the recoverability test determined that the Fairhaven Highland development was positively accretive, which then supported the continuation for capitalization of interest during the development phase of the project.

     Goodwill.   During the fiscal year 2009, we charged-off our $545,000
goodwill asset. Our approach to measuring the goodwill for impairment has been conducted on an annual basis at the fiscal year-end on a broad basis at the consolidated level since it is not identifiable to a "reporting unit." During most of year 2008, volatility in the stock market and particularly financial institutions and their holding companies, were a significant contributing factor causing fluctuations in the Corporation's common stock during these interim periods. Management considered this as well as other factors ("the business climate") in evaluating whether or not goodwill was impaired. As part of the process, management considered the "business climate" as a potential trigger for an interim measurement under SFAS 142, but deemed the economic environment to be abnormally volatile and irrational to conclude that an interim assessment of goodwill was required based on stock volatility alone. In addition, the goodwill asset reflected an immaterial amount, which totaled $545,000, representing 0.038% of the Corporation's assets at June 30, 2008 and September 30, 2008.

     The process behind management's decision not to proceed with an interim impairment test on June 30, 2008 and September 30, 2008 (at a time when our carrying value of the equity exceeded the market capitalization of the Corporation) and to wait until the annual test period at March 31, 2009 was based on three considerations: (1) Management believed at the time the volatility in the stock market was an indicator, but it did not provide a definitive gauge for measuring Horizon's fair value since unprecedented economic conditions were creating the biggest sell-off in stocks, short sales were increasing in volume, government intervention was growing and market liquidity was evaporating from the commercial paper and overnight markets. These conditions impacted the stock market in ways we could not directly contribute to the Corporation at the time when the Corporation's local market was experiencing some economic softening, but not nearly the downturn that was being experienced in other parts of the United States, (2) Horizon considered, but did not identify, any "qualifying" events and/or circumstances in accordance with SFAS 142 that would give rise to an interim measurement and,
(3) The goodwill represented an immaterial amount of Horizon's total assets, which based on the preceding two points did not lead management to allocate resources to perform the second step of the impairment test, which is to allocate the fair value of all the assets and liabilities of the reporting unit in the same manner as determining goodwill in a business combination. These three conditions were individually considered and management concluded that no impairment test was necessary for the quarterly periods ended June 30, 2008 and September 30, 2008.

     Management later identified a qualifying event that indicated the need to perform an interim test for impairment as of December 31, 2008 based on two events: (1) the Bank was informed in December 2008 by the FDIC and DFI that a Order would be issued and forthcoming, and (2) the Corporation's decision to close a branch office that was directly associated with the creation of the original goodwill asset signaled potential impairment. The accounting guidance in SFAS 142 (Goodwill and Other Intangible Assets) led management to perform the interim impairment test of the goodwill based on these events meeting the definition for "adverse action." The first step of the impairment test was to compare the actual market capitalization with the carrying value, which supported the need to proceed with the second step to allocate the measured fair value to each of the assets and liabilities. However, after evaluation of the events leading up to the interim impairment test and consideration of the resources needed both internally and externally to measure the fair value of the assets and liabilities, management made the decision to charge-off the entire balance of goodwill of $545,000 at the quarter ended December 31, 2008 due to its relative carrying amount in comparison to the total assets of $1.47 billion, which management deemed to be immaterial.

     Deposits.   Total liabilities also increased 8.8% to $1.4 billion at
March 31, 2009, from $1.3 billion at March 31, 2008.   This increase in
liabilities was primarily the result of growth in deposits, which increased 18.4% to $1.23 billion at March 31, 2009 from $1.04 billion at March 31, 2008 as brokered certificates of deposit ("CDs") were utilized to fund loan growth and repay borrowed funds from the FHLB. As the Bank receives funds from other sources (i.e. its retail deposit base, loan paydowns, sale of loans, etc.), the Bank will allow the brokered certificates of deposit to mature and runoff. This strategy is consistent with the Bank's current operating strategy as required by its regulators to reduce reliance on brokered certificates of deposit from current levels.

     The following is an analysis of the deposit portfolio by major type of deposit at March 31, 2009 and 2008:

                                               At March 31,
                                        ------------------------
                                            2009         2008
                                        ----------    ----------
                                              (In thousands)
  Demand Deposits
    Savings............................ $   15,850    $   17,933
    Checking...........................     83,286        72,434
    Checking (noninterest-bearing).....     80,103        70,438
    Money market.......................    133,022       183,063
                                        ----------    ----------
                                           312,261       343,868
                                        ----------    ----------
  Time certificates of deposit
    Less than $100,000.................    352,785       286,657
    Greater than or equal to $100,000..    303,308       287,281
    Brokered certificates of deposit...    261,410       120,986
                                        ----------    ----------
  Total certificates of deposit........    917,503       694,924
                                        ----------    ----------
   Total deposits...................... $1,229,764    $1,038,792
                                        ==========    ==========

     Borrowings.   The Bank has two available borrowing lines of credit that
it uses to provide a source of cash and manage liquidity. The lines of credit are with the Federal Home Loan Bank of Seattle and the other is with the Federal Reserve Bank of San Francisco. As of March 31, 2009, our borrowing capacity at the FHLB was $129.5 million and at the FRB it was approximately $7.0 million. As of March 31, 2009, we had outstanding at the FHLB a total of $129.5 million as compared to $192.0 million at March 31, 2008. We had no FRB borrowings as of March 31, 2009 and 2008. During the fiscal year ended March 31, 2009, we reduced our borrowings by increasing retail deposits and brokered certificates of deposit.

     Stockholders' Equity.   Stockholders' equity at March 31, 2009 decreased
27.5% to $93.0 million from $128.3 million at March 31, 2008. This decrease was primarily attributable to a net loss of $33.4 million for the year ended March 31, 2009. In March 2008, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2009 fiscal year, allowing the Corporation to repurchase up to 2.5% of total shares outstanding, or approximately 300,000 shares. This marked the Corporation's tenth stock repurchase plan. The Corporation did not repurchase any shares during the fourth quarter, or during the year ended March 31, 2009 in connection with its strategy to preserve and manage capital. The Corporation had a stockholder equity-to-assets ratio of 6.34% at March 31, 2009, compared to 9.22% at March 31, 2008.

Comparison of Operating Results for the Years Ended March 31, 2009 and March
----------------------------------------------------------------------------
31, 2008
--------

     General. The Corporation recognized a net loss of $33.4 million for the year ended March 31, 2009 compared to net income of $18.4 million for the year ended March 31, 2008. Diluted loss per share for the year ended March 31, 2009 was $(2.79) on weighted average diluted shares outstanding of 11,945,835, compared to diluted earnings per share of $1.51 on weighted average diluted shares of 12,196,783 for the year ended March 31, 2008.

     Net Interest Income. Net interest income before provision for loan loss of $65.0 million in fiscal 2009 was $38.3 million, a 28.5% decrease from $53.6 million in fiscal 2008. Total interest income decreased 22.5% in fiscal 2009 to $77.7 million from $100.2 million in fiscal 2008. Interest income on loans in fiscal 2009 was $74.0 million, a 23.1% decrease from $96.3 million in fiscal 2008. The decrease in fiscal 2009 was a result of a combination of factors, including 200 basis point reductions in the prime lending rate from March 2008 to March 2009. Each 25 basis point decline in the prime rate, equates to a reduction of approximately $1.0 million in interest income on an annual basis. Also contributing to this decline was $4.9 million in non-accrual interest reversals related to the increase in non-accrual loans during the year ended March 31, 2009 compared to no interest reversals for the year ended March 31, 2008.

     Also included in interest income for the years ended March 31, 2009 and 2008 were $3.6 million and $5.1 million, respectively, of deferred fee income recognition. Most of these fees were related to the Bank's commercial land development and commercial construction loan portfolios. Real estate development loans typically are shorter term in nature so the deferred fee recognition during the effective life of the loan is greater than what would be recognized for a comparable loan fee on a longer amortizing term loan. However, due to current economic conditions, the effective life of these loans has increased similar to that of longer amortizing loans, therefore contributing to the decrease in deferred loan fee income. The table below presents an analysis of deferred fee recognition for the past two fiscal years:

                                                       Year Ended March 31,
                                                        -----------------
                                                         2009       2008
                                                        ------     ------
                                                         (In thousands)

Commercial loan deferred fees.........................  $3,023     $4,240
One-to-four real estate mortgage loan deferred fees...     611        854
                                                        ------     ------
    Total.............................................  $3,634     $5,094
                                                        ======     ======

     Interest on investments and mortgage-backed securities decreased 7.8% to $3.6 million for the year ended March 31, 2009 from $3.9 million for the year ago period. Contributing to this decline was a drop in interest income received from non-agency collateralized mortgage obligations and the elimination of the Federal Home Loan Bank's cash dividend during the third quarter of fiscal 2009. The decline in non-agency collateralized interest income is as a result of rising delinquency rates and foreclosures within the mortgages contained in the security. The drop in interest income from the non-agency collateralized mortgage obligations occurred during the same period when management identified an other than temporary impairment of the securities, which is discussed in the subsequent section under "Noninterest Income."

     Total interest expense in fiscal 2009 decreased 15.6% to $39.4 million from $46.6 million in fiscal 2008. Interest on deposits decreased to $34.6 million in fiscal 2009 from $38.1 million in fiscal 2008, as a result of an overall lower level of interest rates compared to the previous period. At March 31, 2009, approximately 74.6% of the Bank's deposits were in the form of certificates of deposit, including $261.4 million in brokered certificates of deposit. While management continues its efforts to increase core deposits as a funding source, the competitive marketplace for core deposit dollars has resulted in limited success in this regard. The Bank's average cost of deposits decreased 80 basis points to 3.03% for the year ended March 31, 2009 from 3.83% for the year ended March 31, 2008.

     Interest on borrowings decreased to $4.7 million in fiscal 2009 from $8.6 million in fiscal 2008. The decrease in interest expense in the year was a result of a lower average balance of borrowings outstanding during the twelve months ended March 31, 2009 of $175.1 million compared to $193.3 million during the year ended March 31, 2008, as well as lower interest rates during the current period. The Bank's average cost of funds decreased 94 basis points to 2.99% for the year ended March 31, 2009 from 3.93% for the year ended March 31, 2008.

     The effect of the changes in the interest-earning asset yield and interest-bearing liability costs have reduced the net interest margin from 4.37% for the year ended at March 31, 2008 to 2.86% for the year ended March 31, 2009. The most significant factor to the decline in the net interest margin occurred from the drop in loan yields as a result of variably priced loans tied to the Prime rate re-pricing lower and the reversal of interest income from the increase in non-accruing loans. Management believes that these pressures on loan yields will likely result in a continued gradual downward trending of its net interest margin in the near future.

     Provision for Loan Losses. The provision for loan losses represents an expense against current period income that allows the Corporation to establish an appropriate allowance for loan losses. Charges to the provision for loan losses result from our ongoing analysis of probable losses in the Bank's loan portfolio. For the year ended March 31, 2009 the provision for loan losses was $65.0 million, compared to $4.1 million for the year ended March 31, 2008 primarily due to deteriorating credit quality indicators in the commercial construction and land development loan portfolio. Risks contributing to this increase in provision are discussed in more detail in the section entitled "Asset Quality - Allowance for Loan Loss."

     Noninterest Income. Noninterest income in fiscal 2009 decreased to $6.3 million, from $7.0 million in fiscal 2008. Service fee income decreased 6.2% to $3.4 million in fiscal 2009 from $3.6 million in fiscal 2008 due in large part to the decrease in loan origination and related fees. The Bank originated $303.1 million in loans during fiscal 2009 compared to $545.8 million in the year ended March 31, 2008. The net gain on the sale of loans servicing released decreased 1.8% to $833,000 in fiscal 2009, compared to $848,000 in fiscal 2008. The Bank continued its practice of selling most of its single-family long term fixed rate loan production into the secondary market.

     There was a net loss on sales of investment securities of $500,000 in fiscal 2009 compared to a net gain of $480,000 in fiscal 2008 due to management's decision to sell selected equity securities from the Bank's investment portfolio as well as the redemption in-kind distribution for its $5.0 million investment in the AMF family of mutual funds, which occurred due to the continuing decline in the net asset value as a result of the unprecedented disruption in the mortgage-backed securities markets. Also contributing to the loss in fiscal 2009 was an impairment loss of $309,000, which was the difference between the fair value and carrying value and it was deemed permanent based on our methodology for measuring OTTI. The impairment loss resulted from the Bank recognizing an OTTI on selected non-agency collateralized mortgage obligation securities. We analyze our investment securities for OTTI based on: (1) the investment rating of the security, (2) the probability that we will collect all amounts due on the security, (3) whether the fair value of the security is significantly below its carrying value and (4) whether the economic environment is not likely to improve the borrower's ability to repay the debt.

     Other noninterest income increased 35.7% to $2.6 million for the year ended March 31, 2009 from $1.9 million for the year ended March 31, 2008. The primary reason for the increase from the prior period was additional income related to a death benefit realized from the settlement of a bank-owned life insurance policy of $767,000.

     Noninterest Expense. Noninterest expense in fiscal 2009 increased to $33.6 million, a 15.0% increase from $29.2 million in fiscal 2008. Compensation and employee benefits increased slightly in fiscal 2009 to $16.8 million from $16.6 million in fiscal 2008. Building occupancy expense remained almost unchanged from fiscal 2008 at $4.7 million.

     Other real estate owned/collection expense increased to $2.6 million for the fiscal year ended March 31, 2009 from $162,000 for the year ended March 31, 2008 as a result of increased legal, appraisal, collection and related expenses pertaining to delinquent and non-performing assets. FDIC insurance premiums increased to $793,000 for the year ended March 31, 2009 from $113,000 in fiscal 2008. The Federal Deposit Insurance Reform Act of 2005 provided banks with a one-time assessment credit to be used against future premiums. For the Bank, that amounted to a credit of approximately $649,000. This credit was utilized beginning April 1, 2007 and was fully depleted at June 30, 2008, accounting for the difference between these periods. We currently anticipate that our FDIC premiums will increase as a result of: (1) the Bank is no longer considered to be "well capitalized" for regulatory capital purposes, (2) our higher risk profile based on the recent FDIC examination and (3) future special assessments by the FDIC. Other noninterest expense increased 12.1% to $6.5 million for the year ended March 31, 2009 compared to $5.8 million for the year ended March 31, 2008. During the third quarter of fiscal 2009 the Bank charged off the entire balance of goodwill of $545,000. Management performed a valuation analysis as a result of the Corporation's market capitalization being less than its stockholder's equity at December 31, 2008. The valuation analysis compared the implied fair value of the goodwill with the carrying amount of the goodwill on the balance sheet. The conclusion of the valuation analysis was that the carrying value of the goodwill was impaired. In addition, during fiscal 2009 the Bank recognized $800,000 expense related to the reserve for unfunded loan commitments.

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

     Also included in interest income for the year ended March 31, 2008 and 2007 were $5.1 million and $4.8 million, respectively, of deferred fee income recognition. Most of these fees were related to the Bank's commercial loan portfolio for the years ended March 31, 2008 and 2007, which resulted in large part from the success in increasing the real estate development loan portfolio. These development loans typically are shorter term in nature, so the deferred fee recognition during the life of the loan is greater than what would be recognized for a comparable loan fee on a longer amortizing loan.
The table below presents an analysis of deferred fee recognition for the past two fiscal years:

                                                       Year Ended March 31,
                                                       --------------------
                                                         2008        2007
                                                       --------    --------
                                                          (In thousands)

Commercial loan deferred fees.........................  $4,240      $4,076
One-to-four real estate mortgage loan deferred fees...     854         684
                                                        ------      ------
    Total.............................................  $5,094      $4,760
                                                        ======      ======

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

                                                    Year Ended March 31,
                                                    -------------------
                                                      2008       2007
                                                    -------    -------
                                                   (Dollars in thousands)

Allowance at beginning of period..................  $15,889    $14,184
Provision for loan losses.........................    4,100      1,850
Charge offs, net of recoveries....................     (875)      (145)
                                                    -------    -------
Allowance at end of period........................  $19,114    $15,889
                                                    =======    =======
Allowance for loan losses as a percentage of
  net loans receivable at the end of the period...     1.60%      1.51%

Net charge-offs as a percentage of average
  loans outstanding during the period.............     0.08%      0.01%

Allowance for loan losses as a percentage
  of nonperforming assets at the end of period....   155.87%  1,670.06%

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

     There was a net gain on sales of investment securities of $480,000 in fiscal 2008 compared to a net loss of $(10,000) in fiscal 2007. The gains in fiscal 2008 were primarily attributable to management's decision to sell selected equity securities from the Bank's investment portfolio. The losses in fiscal 2007 were a result of management's decisions to replace certain investment securities during the year in its efforts to improve future returns. Other noninterest income increased 12.5% to $1.9 million for the year ended March 31, 2008 from $1.7 million for the year ended March 31, 2007. The primary reason for the increase from the prior period was additional income related to the purchase of $5.0 million of bank owned life insurance.

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

     Other noninterest expenses increased 7.9% to $5.8 million in fiscal 2008 from $5.4 million in fiscal 2007 as a result of increased operating expenses related to the opening of the Bank's Puyallup retail office and loan center, consulting expenses, increased State of Washington Business & Occupation tax as a result of the growth in the loan portfolio of taxable commercial loans, as well as a valuation write-down of the Bank's other real estate owned of $70,000.


Average Balances, Interest and Average Yields/Costs
---------------------------------------------------

     The following table presents at the date and for the periods indicated, the average balances of assets and liabilities and the total dollar amount of interest income and interest expense, as well as the resulting yields earned and rates paid.

                    At                                    Year Ended March 31,
                 March 31,    ------------------------------------------------------------------------------
                   2009                 2009                      2008                       2007
                  -------     -------------------------  ------------------------   ------------------------
                                                Average                   Average                    Average
                   Actual     Average            Yield/  Average           Yield/   Average           Yield/
                  Balance     Balance   Interest   Cost  Balance  Interest   Cost   Balance  Interest   Cost
                  -------     -------   -------- ------  -------  -------- ------   -------  -------- ------
                                                       (Dollars in thousands)
Interest-earning
 assets:
 Loans
  receivable (1)..$1,123,660 $1,221,081  $74,049  6.06% $1,137,051 $ 96,320  8.47% $1,017,460 $88,589  8.71%
 Investment
  securities (2)..   161,489     79,979    1,583  1.98      56,470    2,259  4.00      64,805   2,678  4.13
 Mortgage-backed
  securities......    38,790     39,072    2,033  5.20      32,854    1,664  5.06      27,150   1,333  4.91
                  ---------- ----------  -------  ----  ----------  -------  ----  ---------- -------  ----
  Total interest-
   earning
   assets......... 1,323,939  1,340,132   77,665  5.79   1,226,375  100,243  8.17   1,109,415  92,600  8.35

Interest-bearing
 liabilities:
 Deposits......... 1,229,764  1,140,659   34,606  3.03     992,667   38,072  3.83     905,383  32,251  3.56
 Borrowings.......   138,788    175,111    4,748  2.71     193,272    8,573  4.44     166,276   7,882  4.74
                  ---------- ----------  -------  ----  ----------  -------  ----  ---------- -------  ----
  Total interest-
   bearing
   liabilities.... 1,368,552  1,315,770   39,354  2.99   1,185,939   46,645  3.93   1,071,659  40,133  3.74
                                         -------                    -------                   -------

Net interest
 income...........                       $38,311                    $53,598                   $52,467
                                         =======                    =======                   =======

Interest rate
 spread...........                                2.80%                      4.24%                     4.60%
                                                  ====                       ====                      ====

Net interest
 margin...........                          2.86%                      4.37%                     4.73%
                                            ====                       ====                      ====

Ratio of average
 interest-earning
 assets to average
 interest-bearing
 liabilities......               101.85%                    103.39%                    103.46%
                                 ======                     ======                     ======

-------------------
(1) Average balances include nonaccrual loans, if any.  Interest income on nonaccrual loans has been included.
(2) The yield on investment securities is calculated using historical cost basis.




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




                                                         Year Ended March 31,
                               -------------------------------------------------------------------------
                                         2009 vs. 2008                          2008 vs. 2007
                               ------------------------------------   ----------------------------------
                                      Increase (Decrease)                     Increase (Decrease)
                                            Due to                                  Due to
                               ------------------------------------   ----------------------------------
                                                   Rate/                                  Rate/
                               Volume    Rate     Volume     Total    Volume     Rate    Volume   Total
                               ------   -----    -------    -------   ------    ------   ------  -------
                                                             (In thousands)
Interest income:
 Interest and fees on loans.. $7,118  $(27,367)  $(2,022)  $(22,271)  $10,413  $(2,399)  $(283)  $7,731
 Investment securities and
  other interest-bearing
  securities.................  1,306    (1,210)     (403)      (307)     (115)      27      --      (88)
                              ------  --------   -------   --------   -------  -------  ------   ------

 Total interest income....... $8,424  $(28,577)  $(2,425)  $(22,578)  $10,298  $(2,372) $ (283)  $7,643
                              ======  ========   =======   ========   =======  =======  ======   ======

Interest expense:
 Deposit accounts............ $5,667  $ (7,950)  $(1,183)  $ (3,466)  $ 3,090  $ 2,493  $  239   $5,822
 Borrowings..................   (806)   (3,332)      313     (3,825)    1,280     (508)    (82)     690
                              ------  --------   -------   --------   -------  -------  ------   ------

 Total interest expense...... $4,861  $(11,282)  $  (870)  $ (7,291)  $ 4,370  $ 1,985  $  157   $6,512
                              ======  ========   =======   ========   =======  =======  ======   ======




Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At March 31, 2009, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) with a book value of $146.1 million.

     As of March 31, 2009, the total amortized cost of investments and mortgage-backed securities was $64.7 million compared to a market value of $66.9 million with a net unrealized gain of $2.2 million. As of March 31, 2008, the total amortized cost of investments and mortgage-backed securities was $77.4 million, compared to a market value of $80.4 million with a net unrealized gain of $3.0 million. The primary reasons for this change relate to an in-kind distribution redemption for its $5.0 million investment in the AMF family of mutual funds, the measurement of an OTTI on selected non-agency collateralized mortgage obligation securities, as well as declining values in the Corporation's portfolio of equities, which are heavily concentrated in the financial sector.

     The Corporation's primary sources of funds are cash flow from operations, which consist primarily of mortgage loan repayments, deposit increases, loan sales, borrowings and cash received from the maturity or sale of investment securities. The Corporation's liquidity fluctuates with the supply of funds and management believes that the current level of liquidity is adequate at this time. Retail deposits are our primary source of liquidity. At March 31, 2009, we had $1.2 billion of deposits and $261.4 million or 21.3% of our total deposits were in brokered certificates of deposit. The Bank, however, is operating under the Cease and Desist Order and as a result is not permitted to accept or renew brokered deposits and is limited on the pricing of deposits to 75 basis points above the market average. As a result, we are restricted in our liquidity options.

     In addition to deposits, we have a borrowing line with the FHLB of Seattle but no additional amounts may be borrowed under that line as of March 31, 2009. We also have the ability to borrow up to $7 million from the discount window at Federal Reserve Bank of San Francisco and additional amounts through the use of reverse repurchase agreements.

     A secondary source of liquidity is from the sale of loans or other assets but the prices for these assets is often below the carrying value of the asset. Consequently, even though we may increase liquidity by the sale of the asset we would recognize a loss and further reduce our capital if we were to sell assets at below their carrying value.

     In addition to the foregoing our liquidity risk is further increased by the Order which increases our reputation risk and may erode customer confidence and thereby result in a further loss of liquidity.

     Stockholders' equity as of March 31, 2009 was $93.0 million, or 6.3% of assets, compared to $128.3 million, or 9.2% of assets at March 31, 2008. The Bank continues to exceed the 5.0% minimum Tier 1 capital required by the FDIC in order to be considered well-capitalized. However, pursuant to the Stipulation and Consent to the Issuance of an Order to Cease and Desist issued by the FDIC and DFI, Horizon Bank has been required to increase its Tier 1 capital to 10% of total assets. The Bank's total risk-adjusted capital ratio as of March 31, 2009 was 8.58%, compared to 11% as of March 31, 2008. These figures are less than the well-capitalized minimum of 10% set by the FDIC. The Corporation is adequately capitalized on all measures established under the regulatory guidelines.

     We currently have a number of risks to our capital position, including but not limited to the following:

     * we may have further losses from the sale of our assets in order to satisfy the Order to decrease our substandard loans and maintain sufficient liquidity;

     * we may have increase provisions for loan losses because of the continued decline in the ability of our borrowers to meet their contractual obligations coupled with the continued decline in the value of the collateral securing their loans;

     * there may be a continued decline in our revenue as a result of the increases in our nonaccrual loans;

     * there is risk that we will not be able to sufficiently reduce our expenses to restore us to profitability;

     * it is not known whether investors will be willing to invest additional equity capital in the Corporation that is needed to enable us to meet the capital requirements contained in the Order; and

     * there may be further increases in FDIC insurance premiums and if this occurs it may place additional pressure on our earnings.

     The Corporation has conducted various buy-back programs since August 1996. In March 2008, the Board of Directors approved a new stock repurchase plan that runs concurrent with the 2009 fiscal year, allowing the Corporation to repurchase up to 2.5% of total shares outstanding, or approximately 300,000 shares. This marked the Corporation's tenth stock repurchase plan. The Corporation did not repurchase any shares during the fourth quarter, or during the year ended March 31, 2009 in connection with its strategy to preserve and manage capital and the Board elected to not renew the stock repurchase plan for fiscal year 2010. The Board elected not to renew the stock repurchase plan for the fiscal year 2010.

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

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At March 31, 2009, the Corporation had no off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments.

     In fiscal 2009 and fiscal 2008, the Corporation continued to outsource its interest rate risk modeling to a third party provider that utilizes an IPS Sendero model. This model analyzes the Corporation's major balance sheet components, and attempts to estimate the changes to the Corporation's income statement and economic value of equity, under a variety of interest rate change scenarios. The figures contained in the table presented under Item 7A of this Form 10-K below, in the Quantitative Disclosures About Market Risk section, were derived from this model. While numerous assumptions go into this modeling, and undue reliance should not be placed on the specific results, management believes that this improved modeling will enhance its interest rate risk management efforts.

     Similar to the analysis performed one year ago, the current interest rate risk modeling continues to show the Bank's balance sheet as moderately asset sensitive over a 12-month time period. The Bank's continued focus on shorter term, variable rate assets has contributed to the Bank's structure in this regard. In addition, the Bank has been successful at increasing its demand deposit base in recent years, further enhancing the Bank's interest rate risk profile. Accordingly, the interest rate risk modeling performed each quarter during fiscal 2009 shows that the Bank continues to operate within the interest rate risk tolerance limits set by its Board of Directors.

     With the current level of interest rates at March 31, 2009 and the associated prepayment assumptions in the low-rate environment, interest rate risk modeling predicts moderate improvement in the Bank's performance in a moderately higher rate environment over a 12-month time period. However, as interest rates increase, prepayment assumptions can change significantly, therefore it would be inappropriate to assume that significantly higher rates would have a sustained positive effect on the Bank's and the Corporation's performance. Further, an increase in rates, without a corresponding increase in certain indices (such as Prime), would adversely affect the Corporation's performance.

     For example, if it becomes necessary for the Corporation to increase the rates it pays to attract funds in a rising rate environment, an absence of a corresponding increase in the Prime lending rate would, of course, negatively affect performance. In addition, depending on timing differences, the magnitude of various rates changing in future periods, and the composition of the Corporation's balance sheet, future modeling efforts may show the Corporation's return to a liability sensitive position. Management continues to monitor these areas, in its ongoing effort to manage the Corporation's interest rate risk.

Contractual Obligations
-----------------------

     In the normal course of business, the Corporation enters into contractual obligations that meet various business needs. These contractual obligations include time deposits to customers, borrowings from the FHLB of Seattle and lease obligations for facilities. See Notes 8, 9 and 14 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for additional information. The following table summarizes the Corporation's long-term contractual obligations at March 31, 2009:

                       Less than    One to
                          One       Three    Three to
                         Years      Years   Five Years  Thereafter    Total
                        -------    -------  ----------  ----------   -------
                                          (In thousands)

Time deposits.........  $644,474   $261,291  $10,256      $1,482  $   917,503
Long-term borrowings..   115,288     23,500       --          --      138,788
Operating lease
 obligations..........       425        828      267          54        1,574
                        --------   --------  -------      ------   ----------
   Total..............  $760,187   $285,619  $10,523      $1,536   $1,057,865
                        ========   ========  =======      ======   ==========

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

     Quantitative Disclosures About Market Risk. The table below represents the balances of the Bank's financial instruments at March 31, 2009. The expected maturity categories take into consideration projected prepayment rates as well as actual amortization of principal. In preparation of the table, numerous assumptions were made regarding prepayment rates and deposit account interest sensitivity.




                                         Over 1      Over 2      Over 3                Carrying
                   Average    Within    Year to      Years       Years      Beyond       Value    Fair Value
                    Yield     1 Year    2 Years    to 3 Years  to 5 Years   5 Years      Total      Total
                   -------    ------    -------    ----------  ----------   -------    ---------  ----------
                                                    (Dollars in thousands)
Interest-Sensitive
 Assets:

Loans receivable... 6.06%  $  856,196  $  145,873 $   73,609  $   32,734  $   15,248  $1,123,660  $1,190,418
Mortgage-backed
 securities........ 5.20%      17,000       8,027      4,817       4,448       4,498      38,790      38,793
Investments and
 other interest-
 earning assets.... 1.98%     137,290       4,225      4,131       7,427       8,416     161,489     161,489
Total Interest
 Sensitive Assets.. 5.80%   1,010,486     158,125     82,557      44,609      28,162   1,323,939   1,390,700
Cumulative Totals..   --    1,010,486   1,168,611  1,251,168   1,295,777   1,323,939          --          --

Interest-Sensitive
 Liabilities:

Checking accounts.. 0.40%      19,156      30,694     29,583      20,260      63,696     163,389     169,997
Money market
 ultimate
 accounts.......... 1.70%      93,115       9,977      9,977       5,701      14,252     133,022     187,912
Savings accounts... 0.60%       3,170       1,585      1,585       2,717       6,793      15,850      21,628
Certificates of
 deposit........... 3.89%     650,055     190,994     68,543       7,787         124     917,503     677,364
Other borrowings
 (1)............... 2.71%     118,788      20,000         --          --          --     138,788     215,452
Total Interest
 Sensitive
 Liabilities....... 2.99%     884,284     253,250    109,688      36,465      84,865   1,368,552   1,272,353
Cumulative Totals..   --      884,284   1,137,534  1,247,222   1,283,687   1,368,552          --          --

Off-Balance Sheet
 Items:

Commitments to
 extend credit..... 5.27%      77,959          --         --          --          --      77,959      77,959
Unused lines of
 credit............ 4.63%     134,668          --         --          --          --     134,668     134,668
Credit card
 arrangements......12.23%      10,675          --         --          --          --      10,675      10,675
Stand by letters
 of credit.........   --        3,523          --         --          --          --       3,523       3,523
                           ----------  ---------- ----------  ----------  ----------  ----------  ----------
Total Off-Balance
 Sheet Items.......        $  226,825  $       -- $       --  $       --  $       --  $  226,825 $   226,825
                           ==========  ========== ==========  ==========  ==========  ==========  ==========
-----------
(1) Includes borrowing related to investment in real estate for a joint venture.





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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
                                                                        Page
(a)  (1)  Financial Statements.                                         ----
          Management's Annual Report on Internal Control Over
           Financial Reporting                                           79
          Report of Independent Registered Public Accounting Firm        80
          Consolidated Statement of Financial Position as of
           March 31, 2009 and 2008                                       82
          Consolidated Statement of Operations for the Years Ended
           March 31, 2009, 2008 and 2007                                 83
          Consolidated Statement of Stockholders' Equity and
           Comprehensive Income (Loss) for the Years Ended
           March 31, 2009, 2008 and 2007                                 84
          Consolidated Statement of Cash Flows for the Years Ended
           March 31, 2009, 2008 and 2007                                 85
          Notes to Consolidated Financial Statements                     87

Management's Annual Report on Internal Control Over Financial Reporting:
-----------------------------------------------------------------------

   MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Horizon Financial Corp. and its subsidiary ("the Company") is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2009. The Company's internal control over financial reporting is a process designed under the supervision of the Company's management, including the Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company performed an assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2009 based upon criteria in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this assessment, Management determined that the Company's internal control over financial reporting was effective as of March 31, 2009.

Dated June 10, 2009

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Horizon Financial Corp. & Subsidiary

We have audited the accompanying consolidated statements of financial position of Horizon Financial Corp. & Subsidiary (the "Company") as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2009. We also have audited the Company's internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these financial statements, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also include, performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Horizon Financial Corp. & Subsidiary as of March 31, 2009 and 2008, and the results of their operations and cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Horizon Financial Corp. & Subsidiary maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.


/s/Moss Adams LLP

Bellingham, Washington
June 10, 2009

                                                       HORIZON FINANCIAL CORP.
                                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                                       MARCH 31, 2009 AND 2008
------------------------------------------------------------------------------
                                      ASSETS
                                                            In Thousands
                                                      -----------------------
                                                         2009        2008
                                                      ----------   ----------
Cash and cash equivalents                             $   17,881   $   22,412
Interest-bearing deposits                                126,159        2,912
Investment securities
   Available-for-sale (amortized cost 2009: $27,127;
     2008: $38,676)                                       28,083       41,241
Mortgage-backed securities
   Available-for-sale (amortized cost 2009: $37,563;
     2008: $38,646)                                       38,782       39,100
   Held-to-maturity (estimated fair value 2009: $11;
     2008: $35)                                                8           30
Federal Home Loan Bank ("FHLB") Stock                      7,247        8,867
Loans held for sale                                        4,745        2,644
Loans receivable, net of allowance for loan losses of
  $38,981 in 2009 and $19,114 in 2008                  1,123,660    1,191,478
Investment in real estate joint venture                   17,985       17,567
Accrued interest and dividends receivable                  6,629        7,916
Premises and equipment, net                               26,195       27,778
Net deferred income tax assets                            15,164        6,253
Income tax receivable                                     12,442           --
Real estate owned                                         19,227          655
Other assets                                              23,764       23,325
                                                      ----------   ----------
TOTAL ASSETS                                          $1,467,971   $1,392,178
                                                      ==========   ==========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                              $1,229,764   $1,038,792
Accrued interest payable and other liabilities             4,093        5,746
Other borrowed funds                                     114,348      192,343
Borrowing related to investment in real estate
  joint venture                                           24,440       22,448
Advances by borrowers for taxes and insurance                377          414
Income tax payable                                            --        2,174
Deferred compensation                                      1,923        1,944
                                                      ----------   ----------
       Total liabilities                               1,374,945    1,263,861
                                                      ----------   ----------
COMMITMENTS AND CONTINGENCIES (Notes 14 and 17)

STOCKHOLDERS' EQUITY
  Serial preferred stock, $1 par value, 10,000,000
    shares authorized; none issued or outstanding
  Common stock, $1 par value, 30,000,000 shares
    authorized; 11,980,796 and 11,892,208 issued
    and outstanding, respectively                         11,981       11,892
  Additional paid-in capital                              51,298       50,597
  Retained earnings                                       28,333       63,906
  Accumulated other comprehensive income                   1,414        1,922
                                                      ----------   ----------
       Total stockholders' equity                         93,026      128,317
                                                      ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $1,467,971   $1,392,178
                                                      ==========   ==========

        See accompanying notes to these consolidated financial statements.

                                                       HORIZON FINANCIAL CORP.
                                          CONSOLIDATED STATEMENT OF OPERATIONS
                                     YEARS ENDED MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

                                                Dollars in Thousands
                                      (except for number of per share amounts)
                                       ---------------------------------------
                                              2009        2008       2007
                                            --------    --------   --------
INTEREST INCOME
  Interest and fees on loans                $ 74,049    $ 96,320   $ 88,589
  Investment securities
    Taxable interest                           2,992       3,279      3,492
    Nontaxable interest income                   506         479        293
    Dividends                                    118         165        226
                                            --------    --------   --------
      Total interest income                   77,665     100,243     92,600
                                            --------    --------   --------

INTEREST EXPENSE
  Interest on deposits                        34,606      38,073     32,251
  Interest on other borrowings                 4,748       8,572      7,882
                                            --------    --------   --------
      Total interest expense                  39,354      46,645     40,133
                                            --------    --------   --------
      Net interest income                     38,311      53,598     52,467

PROVISION FOR LOAN LOSSES                     65,000       4,100      1,850
                                            --------    --------   --------
      Net interest income (loss) after
        provision for loan losses            (26,689)     49,498     50,617
                                            --------    --------   --------

NONINTEREST INCOME
  Service fees                                 3,379       3,601      3,274
  Net gain on sales of loans - servicing
    retained                                       6         176         23
  Net gain on sales of loans - servicing
    released                                     833         848        827
  Net gain (loss) on sale of investment
    securities                                  (191)        480        (10)
  Other than temporary impairment on
   investment securities                        (309)         --         --
  Other                                        2,631       1,939      1,724
                                            --------    --------   --------
      Total noninterest income                 6,349       7,044      5,838
                                            --------    --------   --------

NONINTEREST EXPENSE
  Compensation and employee benefits          16,804      16,595     16,328
  Building occupancy                           4,711       4,698      4,280
  Real estate owned/collection expense         2,578         162        118
  FDIC insurance                                 793         113        109
  Data processing                                975         957        862
  Advertising                                    601         812        751
  Goodwill impairment                            545          --         --
  Other expenses                               6,548       5,843      5,413
                                            --------    --------   --------
      Total noninterest expense               33,555      29,180     27,861
                                            --------    --------   --------

INCOME (LOSS) BEFORE PROVISION
(BENEFIT) FOR INCOME TAX                     (53,895)     27,362     28,594

PROVISION FOR INCOME TAX (BENEFIT)
  Current                                    (11,954)     10,704     11,058
  Deferred                                    (8,575)     (1,755)    (1,492)
                                            --------    --------   --------
      Total provision (benefit) for
        income tax                           (20,529)      8,949      9,566
                                            --------    --------   --------
NET INCOME (LOSS)                           $(33,366)   $ 18,413   $ 19,028
                                            ========    ========   ========

BASIC EARNINGS (LOSS) PER SHARE               $(2.79)      $1.52      $1.55
                                              ======       =====      =====
DILUTED EARNINGS (LOSS) PER SHARE             $(2.79)      $1.51      $1.53
                                              ======       =====      =====

       See accompanying notes to these consolidated financial statements.


                                                                                     HORIZON FINANCIAL CORP.
                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
                                                                   YEARS ENDED MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------------------------------------

                                               (In thousands, except number of shares)
                           ---------------------------------------------------------------------------------
                                                                      Accumu-
                                                                      lated
                                                                      Other                         Total
                                Common Stock                          Compre-                      Compre-
                           -------------------  Additional            hensive  Treasury  Stock-    hensive
                           Number of   At Par    Paid-In   Retained   Income    Stock    holders'  Income
                            Shares     Value     Capital   Earnings   (Loss)   at cost   Equity    (Loss)
                           ---------  --------  ---------  --------  --------  -------   -------   -------
BALANCE, March 31, 2006       9,898   $ 9,898    $54,116   $ 45,991   $3,318    $   --   $113,323
Comprehensive income
 Net income                      --        --         --     19,028       --        --     19,028  $ 19,028
 Other comprehensive income
  Change in unrealized gains
   on available-for-sale
   securities, net of tax
   expense of $13                --        --         --         --       24        --         24        24
                                                                                                   --------
    Total other comprehensive
     income                                                                                              24
                                                                                                   --------
 Comprehensive income                                                                              $ 19,052
                                                                                                   ========
Cash dividends on common stock
 at $.495 per share              --        --         --     (6,074)      --        --     (6,074)
5 for 4 stock split in the
 form of a 25% stock
 dividend                     2,453     2,453     (2,453)        --       --        --         --
Cash paid in lieu of
 fractional shares               --        --         --        (10)      --        --        (10)
Stock options exercised          22        22        137         --       --        --        159
Stock award plan                  3         3        289         --       --        --        292
Tax benefit associated with
 stock options                   --        --         55         --       --        --         55
Treasury stock purchased         --        --         --         --       --    (2,942)    (2,942)
Retirement of treasury stock   (122)     (122)      (655)    (2,165)      --     2,942         --
                             ------   -------    -------    -------   ------    ------    -------

BALANCE, March 31, 2007      12,254    12,254     51,489     56,770    3,342        --    123,855
                             ------   -------    -------    -------   ------    ------    -------
Comprehensive income
 Net income                      --        --         --     18,413       --        --     18,413  $ 18,413
  Other comprehensive income
   Change in unrealized gains
    on available-for-sale
    securities, net tax
    benefit of $764              --        --         --         --   (1,420)        -     (1,420)   (1,420)
                                                                                                   --------
    Total other comprehensive
     income                                                                                          (1,420)
                                                                                                   --------
 Comprehensive income                                                                              $ 16,993
                                                                                                   ========
Cash dividends on common stock
 at $.53 per share               --        --         --     (6,385)      --        --     (6,385)
Stock options exercised          28        28        166         --       --        --        194
Stock award plan                  9         9        669         --       --        --        678
Tax benefit associated with
 stock options                   --        --         44         --       --        --         44
Treasury stock purchased         --        --         --         --       --    (7,062)    (7,062)
Retirement of treasury stock   (399)     (399)    (1,771)    (4,892)      --     7,062         --
                             ------   -------    -------    -------   ------    ------    -------
BALANCE, March 31, 2008      11,892    11,892     50,597     63,906    1,922        --    128,317
                             ------   -------    -------    -------   ------    ------    -------
Comprehensive loss
 Net loss                        --        --         --    (33,366)      --        --    (33,366) $(33,366)
  Other comprehensive income
   (loss)
   Reclassification for net
    losses and OTTI realized
    in income, net of tax
    expense of $174              --        --         --         --      326        --        326       326
   Change in unrealized losses
    on available-for-sale
    securities, net tax benefit
    of $449                      --        --         --         --     (834)       --       (834)     (834)
                                                                                                    -------
    Total other comprehensive
     loss                                                                                              (508)
                                                                                                    -------
 Comprehensive loss                                                                                $(33,874)
                                                                                                   ========
Cash dividends on common stock
 at $.185 per share              --        --         --     (2,207)      --        --     (2,207)
Stock options exercised          20        20        114         --       --        --        134
Dividend reinvestment plan       45        45        265         --       --        --         --
Stock award plan                 24        24        318         --       --        --        342
Tax benefit associated with
 stock options                   --        --          4         --       --        --          4
                             ------   -------    -------    -------   ------    ------    -------
BALANCE, March 31, 2009      11,981   $11,981    $51,298    $28,333   $1,414    $   --    $93,026
                             ======   =======    =======    =======   ======    ======    =======

               See accompanying notes to these consolidated financial statements.



                                                       HORIZON FINANCIAL CORP.
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                     YEARS ENDED MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

                Increase (Decrease) in Cash and Cash Equivalents

                                                       In Thousands
                                             --------------------------------
                                                2009        2008       2007
                                             ---------   ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                          $ (33,366)  $  18,413  $  19,028
Adjustments to reconcile net income (loss)
to net cash provided by operating activities
  Depreciation                                   2,123       2,102      1,878
  Amortization and deferrals, net                1,449         597        212
  Provision for loan losses                     65,000       4,100      1,850
  Provision for loss   real estate owned           539          70        110
  Loss on sale of real estate owned                445          --         --
  Goodwill impairment                              545          --         --
  Net gain on sale of mortgage loans
   held-for-sale                                  (833)       (848)      (827)
  Proceeds from sales of mortgage loans
   held-for-sale                                68,448      76,976     75,649
  Origination of mortgage loans held-for-sale  (69,716)    (74,279)   (74,063)
  Net (gain)/loss on sale of investment
   securities                                      191        (480)        10
  Other-than-temporary impairment on investment
   securities available for sale                   309          --         --
  Stock award plan compensation                    342         678        292
  Excess tax benefits from the exercise of
   stock options                                    (4)        (44)       (55)
  Provision for deferred income tax             (8,575)     (1,755)    (1,492)
Changes in assets and liabilities
  Interest and dividends receivable              1,287      (1,290)    (1,441)
  Interest payable                                 324      (1,885)     1,448
  Federal income tax (receivable) payable      (14,616)      1,937      1,045
  Other assets                                    (979)       (795)    (5,701)
  Other liabilities                               (430)     (2,067)     1,168
                                             ---------   ---------  ---------
    Net cash flows from operating activities    12,483      21,430     19,111
                                             ---------   ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in interest-bearing deposits,
   net                                        (123,247)      2,467      4,060
  Purchases of investment securities -
   available-for-sale                           (6,125)    (16,065)    (3,395)
  Proceeds from sales and maturities of
   investment securities - available-for-sale   14,204      25,064     10,482
  Purchases of mortgage-backed securities -
   available-for-sale                           (2,728)    (20,177)   (18,319)
  Proceeds from sales and maturities of
   mortgage-backed securities -
   available-for-sale                            6,780       7,751     15,658
  Proceeds from maturities of mortgage-backed
   securities - held-to-maturity                    21         488        334
  Purchase of FHLB stock                         1,620      (1,620)        --
  Net change in loans                          (22,798)   (141,305)  (139,257)
  Purchases of bank premises and equipment        (540)     (2,249)    (3,192)
  Proceeds from the sale of other real estate
   owned                                         4,612          --         --
  Net change in investment in joint venture       (418)       (398)      (241)
                                             ---------   ---------  ---------
    Net cash flows from investing activities $(128,619)  $(146,044) $(133,870)
                                             ---------   ---------  ---------

        See accompanying notes to these consolidated financial statements.

                                                       HORIZON FINANCIAL CORP.
                              CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)
                                     YEARS ENDED MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

                                                         In Thousands
                                             --------------------------------
                                                2009        2008       2007
                                             ---------   ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                     $ 190,972   $  63,497  $ 140,996
  Advances of other borrowed funds             191,008     738,628    369,654
  Repayments of other borrowed funds          (269,003)   (685,000)  (372,500)
  Borrowing related to investment in real
   estate joint venture                          1,992       2,205      1,967
  Common stock issued                              134         194        149
  Tax benefit associated with stock options          4          44         55
  Cash dividends paid                           (3,502)     (6,313)    (5,977)
  Treasury stock purchased                          --      (7,062)    (2,942)
                                             ---------   ---------  ---------
    Net cash flows from financing activities   111,605     106,193    131,402
                                             ---------   ---------  ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS         (4,531)    (18,421)    16,643

CASH AND CASH EQUIVALENTS, beginning of year    22,412      40,833     24,190
                                             ---------   ---------  ---------

CASH AND CASH EQUIVALENTS, end of year       $  17,881   $  22,412  $  40,833
                                             =========   =========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION
  Cash paid during the year for interest     $  39,030   $  48,529  $  38,684
                                             =========   =========  =========
  Cash paid during the year for income tax   $   4,100   $   8,717  $   9,949
                                             =========   =========  =========

NONCASH INVESTING AND FINANCING TRANSACTIONS
  Property taken in settlement of loans      $  31,669   $      --  $     835
                                             =========   =========  =========
  Bank financed sale of other real estate
   owned                                     $   7,502   $      --  $      --
                                             =========   =========  =========
  In-kind distribution of mutual funds       $   3,278   $      --  $      --
                                             =========   =========  =========

      See accompanying notes to these consolidated financial statements.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 1 - Nature of Operations, Regulatory Matter and Summary of Significant Accounting Policies

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

Regulatory Matters - On February 26, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist ("Order") with the FDIC and the Washington State Department of Financial Institutions ("DFI"). The Order was effective March 3, 2009.

The Order is a result of a regulatory examination conducted by the FDIC in September 2008. Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DFI. Other material provisions of the Order require the Bank to:

     * Strengthen the Bank's board of directors' oversight of management and operations of the Bank;
     *     Increase and subsequently maintain specified capital levels;
     * Enhance its practices and written policies for determining the adequacy of the allowance for loan and lease losses;
     * Eliminate loans classified as "Loss" and "Doubtful" at its regulatory examination, and reduce the loans classified as "Substandard" as a percent of capital;
     * Not extend additional credit to borrowers whose loan had been classified as "Loss" and is uncollected;
     *     Develop a plan to reduce delinquent loans;
     * Develop a plan to reduce the amount of construction and land development loans;
     * Develop a three year strategic plan outlining specific goals for loans, investments and deposits, acceptable to the FDIC;
     *     Enhance its written funds management and liquidity policy;
     * Not increase brokered deposits and develop a plan to reduce brokered deposits; and
     *     Prepare and submit progress reports to the FDIC and the DFI.

The Bank has implemented a comprehensive plan to achieve full compliance with the Order. No monetary penalties were imposed or recommended by the FDIC or DFI in connection with the Order. The Order will remain in effect until modified or terminated by the FDIC and the DFI.

In connection with the FDIC order, the Federal Reserve Bank of San Francisco ("FRB") has notified the Company that neither the Company nor the Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FRB. In addition, neither the Company nor the Bank may make indemnification and severance payments without complying with certain statutory restrictions including prior written approval by the FRB and concurrence from the FDIC.

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

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 1 - Nature of Operations, Regulatory Matter and Summary of Significant Accounting Policies (Continued)

Principles of Consolidation - As of March 31, 2009, 2008 and 2007, and for the years then ended, the consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary, the Bank. Westward Financial Services, Inc. ("Westward"), a land development company, is a wholly-owned subsidiary of the Bank, and its accounts are also included in the consolidation. All material inter-company balances and transactions have been eliminated.

In October 2004, the Bank's wholly-owned subsidiary, Westward, entered into a real estate development joint venture in Greenbriar Northwest LLC ("GBNW"), an established residential land development company headquartered in Bellingham, Washington. The Company believes that GBNW is a variable interest entity. Under the Financial Accounting Standards Board ("FASB") Interpretation No. ("FIN") 46R, GBNW is consolidated in the accompanying financial statements. The Company accounts for the unowned portion of the joint venture's real estate as a minority interest. The minority interest is recognized within other liabilities. The assets of the real estate joint venture have a carrying value at March 31, 2009 of approximately $18.0 million, with a related borrowing of approximately $24.4 million.

Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand and noninterest-bearing amounts due from banks with maturities of three months or less.

Included in cash and cash equivalents are legally reserved amounts which are required to be maintained on an average basis in the form of cash and balances due from the Federal Reserve Bank of San Francisco ("FRB") and other banks. Reserve requirements were $500,000 for the years ended March 31, 2009 and 2008.

The Company maintains cash balances at several banks. Accounts at each institution are insured by the FDIC up to applicable limits.

Investments in Interest-Bearing Deposits - Investments in interest-bearing deposits consist principally of funds on deposit with the FHLB, FRB and short-term certificates of deposit with western Washington financial institutions. They mature within one year and are carried at cost. Amounts, at times, may exceed FDIC insured limits.

Investments and Mortgage-Backed Securities - The Company classifies its securities into one of three categories: (1) held-to-maturity, (2) available-for-sale, or (3) trading. The Company had no trading securities at March 31, 2009 and 2008. Investment securities are categorized as held-to-maturity when the Company has the positive intent and ability to hold those securities to maturity. Securities which are held-to-maturity are stated at cost, adjusted for amortization of premiums, and accretion of discounts.

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary are recognized by write-downs of the individual securities to their fair value. Such write-downs would be included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and
(3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 1 - Nature of Operations, Regulatory Matter and Summary of Significant Accounting Policies (Continued)

Federal Home Loan Bank Stock - The Bank's investment in FHLB stock is a restricted investment carried at par value ($100 per share), which reasonably approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding FHLB advances. The Bank may request redemption at par value of any stock in excess of the amount the Bank is required to hold. Stock redemptions are at the discretion of the FHLB. In January 2009, the FHLB announced it suspended excess FHLB stock redemptions and dividend payments. As a result of the FHLB's announcement, the Company evaluated the carrying value of its FHLB stock investment at March 31, 2009 for impairment. Based on the FHLB's most recent publicly available financial results, its capital position and its bond ratings, the Company concluded such investment was not impaired at March 31, 2009.

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

The majority of the Company's loan portfolio consists of commercial loans and single-family residential loans secured by real estate in the Whatcom, Skagit, Snohomish, King and Pierce Counties of Washington. Regional economic conditions have deteriorated and future events affecting borrowers and collateral cannot be predicted with certainty. Available housing inventory levels have increased and real estate prices in these markets are decreasing at this time. The ultimate collectibility of a substantial portion of the Company's loan portfolio is susceptible to local market conditions.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 1 - Nature of Operations, Regulatory Matter and Summary of Significant Accounting Policies (Continued)

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

Reserve for Unfunded Commitments - A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. Draws on unfunded commitments that are considered uncollectible at the time the funds are advanced are charged to the allowance. Provisions for unfunded commitment losses, and recoveries on loans previously charged off, are added to the reserve for unfunded commitments, which is included in the accrued interest payable and other liabilities section of the Consolidated Statement of Financial Condition.

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

Bank Owned Life Insurance - The carrying amount of bank owned life insurance approximates its fair value. Fair value of bank owned life insurance is estimated using the cash surrender value net of surrender charges. The Bank owns approximately $20.1 million and $20.3 million in bank owned life insurance as of March 31, 2009 and 2008, respectively, which is included in other assets.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 1 - Nature of Operations, Regulatory Matter and Summary of Significant Accounting Policies (Continued)

Goodwill - Goodwill generally arises from business combinations accounted for under the purchase method. Goodwill that is deemed to have an indefinite life as a result of a purchase business combination is not subject to amortization and is instead tested for impairment no less than annually.

During the third quarter of fiscal 2009, the Company recorded a non-cash charge of $545,000 related to the impairment of goodwill. The Company identified a qualifying event that indicated the need to perform an interim test for impairment as of December 31, 2008 based on two events: 1) the Bank was informed in December 2008 by the FDIC and the State of Washington Department of Financial Institutions ("DFI") that a Cease and Desist Order ("C&D") would be issued and forthcoming, and 2) the Bank's decision to close a branch office that was directly associated with the creation of the original goodwill asset. The accounting guidance in SFAS No. 142 (Goodwill and Other Intangible Assets) led management to perform the interim impairment test of goodwill based on these events meeting the definition for "adverse action." The first step of the impairment test was to compare the Company's actual market capitalization with its carrying value, which supported the need to proceed with the second step to allocate the measured fair value to each of the assets and liabilities.

This impairment charge had no effect on the Company's or the Bank's cash balances, liquidity or regulatory ratios. At March 31, 2008, the balance of goodwill was included in other assets. The following table presents the changes in the carrying amount of goodwill for the years ended March 31:

(In thousands)                               2009     2008
                                            -----    -----

  Balance, beginning of period              $ 545    $ 545
  Goodwill write-off                         (545)      --
                                            -----    -----
  Balance, end of period                    $  --    $ 545
                                            =====    =====

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

The Company evaluates the deferred tax assets and liabilities at least annually and at March 31, 2009 believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

Earnings (Loss) Per Share - Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends and stock splits. Diluted earnings per share amounts are based on the weighted average numbers of shares outstanding plus the potential number of additional shares that may be outstanding from stock options and grants using the treasury stock method.

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

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 1 - Nature of Operations, Regulatory Matter and Summary of Significant Accounting Policies (Continued)

Share Based Payment - The Company adopted Statement of Financial Accounting Standard No. 123R, Share-Based Payment, (SFAS 123R) on April 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after March 31, 2006 are measured and accounted for in accordance with SFAS 123R. Also under this method, expense is recognized for unvested awards that were granted prior to April 1, 2006 based upon the fair value determined at the grant date under Statement 123, Accounting for Stock-based Compensation. For the years ended March 31, 2009, 2008 and 2007, the Company recognized $342,000, $678,000, and $292,000, respectively, in stock option and restricted stock award compensation expense as a component of salaries and benefits. As of March 31, 2009, there was $163,000 of total unrecognized compensation cost related to nonvested options and restricted stock awards which are scheduled to amortize over the next four years.

Statement 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $4,000, $44,000, and $55,000 excess tax benefit for the years ended March 31, 2009, 2008 and 2007, respectively, classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

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

Comprehensive Income (Loss) - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of other comprehensive income and related tax effects are as follows for the years ended March 31:

 (In thousands)                                2009      2008      2007
                                              ------    ------    ------
Unrealized holding gains (losses) on
  available-for-sale securities             $(1,283)   $(1,705)   $  27
Reclassification adjustment for losses
 (gains) and OTTI realized in income            500       (480)      10
                                            -------    -------    -----
Net unrealized gains (losses)                  (783)    (2,185)      37
Tax effect                                      275        765      (13)
                                            -------    -------    -----
    Net-of-tax amount                       $  (508)   $(1,420)   $  24
                                            =======    =======    =====

Recent Accounting Pronouncements - In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for The Asset Is Not Active ("FSP 157-3). FSP 157-3 clarifies the application of FAS 157 in a market that is not active. The FSP is intended to address the following application issues: (a) how the reporting entity's own assumptions (that is, expected cash flows and appropriately risk-adjusted discount rates) should be considered when measuring fair value; (b) how available observable inputs in a market that is not active should be considered when measuring fair value; and (c) how the use of market quotes (for example, broker quotes or pricing services for the same or similar financial assets) should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value. FSP 157-3 is effective on issuance, including prior periods for which financial statements have not been issued. The Corporation adopted FSP 157-3 for the quarter ended September 30, 2008 and the effect of adoption on the consolidated financial statements was not material.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 1 - Nature of Operations, Regulatory Matter and Summary of Significant Accounting Policies (Continued)

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

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is not expected to have a material impact on our financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending on or after June 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and will result in additional disclosure pertaining to the fair value of financial instruments in future interim reporting periods.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies FASB Statement No. 141R (revised
2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This FSP is not expected to have a material impact on our consolidated financial statements.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 1 - Nature of Operations, Regulatory Matter and Summary of Significant Accounting Policies (Continued)

Reclassifications - Certain reclassifications have been made to prior years' financial statements to conform to the current year presentation. These reclassifications have no significant effect on the Company's previously reported financial position or results of operations.

Note 2 - Interest-Bearing Deposits

Interest bearing deposits consisted of the following at March 31:

(In thousands)                                    2009       2008
                                                 ------     ------

FHLB interest-bearing demand deposits           $  3,883    $ 2,712
FRB interest-bearing demand deposits             121,001         --
Certificates of deposit                            1,275        200
                                                --------    -------
                                                $126,159    $ 2,912
                                                ========    =======

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

Note 3 - Investment Securities

The Company's investment policy requires that the Company purchase only investment grade securities. Purchases of debt instruments are generally restricted to those rated A or better by a nationally recognized statistical rating organization.

The amortized cost and estimated fair values of investments, together with unrealized gains and losses, are as follows as of March 31, 2009 and 2008, respectively:

                                              2009
                      ------------------------------------------------------
                                              Gross       Gross
                                            Unrealized  Unrealized
                                  Gross       Losses      Losses    Estimated
                     Amortized  Unrealized  12 Months  Greater Than   Fair
(In thousands)         Costs      Gains      or Less    12 Months     Value
                      -------    -------    ---------  -----------   -------
Available-For-Sale
 Securities
  State and political
   subdivisions and
   U.S. government
   agency securities   $26,565    $  934     $  --       $(326)      $27,173
  Marketable equity
   securities              562       454      (106)         --           910
                       -------    ------     -----       -----       -------
   Total available-
    for- sale
    securities          27,127     1,388      (106)       (326)       28,083
                       -------    ------     -----       -----       -------
   Total investment
    securities         $27,127    $1,388     $(106)      $(326)      $28,083
                       =======    ======     =====       =====       =======

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. At March 31, 2009, the Company has evaluated these securities and determined that the decline in value was temporary and related to the change in market interest rates since purchase as well as the current instability in the credit markets. The decline in value was not related to any company or industry specific event. At March 31, 2009, there are six investment securities with an amortized cost of $3.2 million with unrealized losses exceeding a twelve month period. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of more favorable market interest rates.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 3 - Investment Securities (Continued)

                                              2008
                      ------------------------------------------------------
                                              Gross       Gross
                                            Unrealized  Unrealized
                                  Gross       Losses      Losses    Estimated
                     Amortized  Unrealized  12 Months  Greater Than   Fair
(In thousands)         Costs      Gains      or Less    12 Months     Value
                      -------    -------    ---------  -----------   -------
Available-For-Sale
 Securities
  State and political
   subdivisions and
   U.S. government
   agency securities  $33,107    $  703       $  (3)     $(128)      $33,679
  Marketable equity
   securities             569     2,209         (15)        --         2,763
  Mutual funds          5,000        --        (201)        --         4,799
                      -------    ------       -----      -----       -------
   Total available-
    for- sale
    securities         38,676     2,912        (219)      (128)       41,241
                      -------    ------       -----      -----       -------
   Total investment
    securities        $38,676    $2,912       $(219)     $(128)      $41,241
                      =======    ======       =====      =====       =======

The amortized cost and estimated fair value of investment securities at March 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   Available-For-Sale      Held-To-Maturity
                                  ---------------------  ---------------------
                                  Amortized  Estimated   Amortized  Estimated
 (In thousands)                      Cost    Fair Value     Cost    Fair Value
                                   --------  ----------   --------  ----------
State and political subdivisions
 and U.S. government agencies
   One year or less                $ 1,718    $ 1,734      $   --    $   --
   More than one to five years      11,593     12,250          --        --
   More than five to ten years      10,205     10,137          --        --
   Over ten years                    3,049      3,052          --        --
                                   -------    -------      ------    ------
                                    26,565     27,173          --        --

Marketable/ equity securities          562        910          --        --
                                   -------    -------      ------    ------
      Total investment securities  $27,127    $28,083      $   --    $   --
                                   =======    =======      ======    ======

Proceeds from sales and maturities of investment securities and gross realized gains and losses on investment sales were as follows for the years ended March 31:

(In thousands)                                    2009       2008       2007
                                                -------    -------    -------
Proceeds from sales and maturities of
 investments                                    $14,204    $25,064    $10,482
                                                =======    =======    =======
Gross gains realized on sales and maturities
 of investments                                 $   586    $   461    $   287
                                                =======    =======    =======
Gross losses realized on sales and maturities
 of investments                                 $  (777)   $    --    $  (316)
                                                =======    =======    =======

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 3 - Investment Securities (Continued)

Information about concentrations of investments in particular industries for marketable equity securities at March 31 consist of the following:

                                          2009               2008
                                    ----------------    ----------------
                                              Market              Market
 (In thousands)                      Cost     Value      Cost     Value
                                    ------   -------    ------   -------
Marketable equity securities
  Banking                            $555     $810       $560     $2,122
  Government agency stocks              7      100          9        641
                                     ----     ----       ----     ------
     Total                           $562     $910       $569     $2,763
                                     ====     ====       ====     ======

The following table shows securities, which were pledged to secure borrowings, public deposits, repurchase agreements and other items, as permitted or required by law at March 31, 2009:
                                                            Book      Market
(In thousands)                                              Value     Value
                                                           -------   -------
To the Federal Home Loan Bank to secure borrowings         $ 5,528   $ 5,778
To the Federal Reserve Bank to secure borrowings             8,001     8,341
To state government to secure public funds                   4,426     4,507
To secure repurchase agreements                             29,232    30,554
To the Federal Reserve Bank to secure customer tax
 payments                                                    1,081     1,151
Other pledged investments                                    2,343     2,471
                                                           -------   -------
                                                           $50,611   $52,802
                                                           =======   =======

Securities with a book value of $52.7 million and market values of $53.9 million were pledged at March 31, 2008.

Note 4 - Mortgage-Backed Securities

Mortgage-backed securities at March 31 consisted of the following:

                                              2009
                      ------------------------------------------------------
                                              Gross       Gross
                                            Unrealized  Unrealized
                                  Gross       Losses      Losses    Estimated
                     Amortized  Unrealized  12 Months  Greater Than   Fair
(In thousands)         Costs      Gains      or Less    12 Months     Value
                      -------    -------    ---------  -----------   -------

Available-for-sale
 securities           $37,563    $1,839      $    --      $(620)     $38,782
Held-to-maturity
 securities                 8         3           --         --           11
                      -------    ------      -------      -----      -------
  Total mortgage-
   backed securities  $37,571    $1,842      $    --      $(620)     $38,793
                      =======    ======      =======      =====      =======

Management evaluated securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to: (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near tem prospects of the issuer and (3) intent and ability to retain a security for a period of time sufficient to allow for any anticipated recovery in fair value. Declines in the fair value of available for sale and held to maturity securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. For the year ended March 31, 2009, the Company recognized other-than-temporary impairment losses of $309,000 (pre-tax), related to private-label mortgage-backed securities acquired in the like-kind exchange of its investment in the Shay AMF family of mutual funds.

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. At March 31, 2009, the Company has evaluated these securities and has determined that the decline in value is temporary. At March 31, 2009, there were 78 small balance mortgage-backed securities with an amortized cost of $2.5 million with unrealized losses for a period greater than twelve months.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 4 - Mortgage-Backed Securities (Continued)

                                              2008
                      ------------------------------------------------------
                                              Gross       Gross
                                            Unrealized  Unrealized
                                  Gross       Losses      Losses    Estimated
                     Amortized  Unrealized  12 Months  Greater Than   Fair
(In thousands)         Costs      Gains      or Less    12 Months     Value
                      -------    -------    ---------  -----------   -------

Available-for-sale
 securities           $38,646      $603      $   --      $(149)      $39,100
Held-to-maturity
 securities                30         5          --         --            35
                      -------      ----      ------      -----       -------
  Total mortgage-
   backed securities  $38,676      $608      $   --      $(149)      $39,135
                      =======      ====      ======      =====       =======

The amortized cost and estimated fair value of mortgage-backed securities at March 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.


                                   Available-For-Sale      Held-To-Maturity
                                  ---------------------  ---------------------
                                  Amortized  Estimated   Amortized  Estimated
 (In thousands)                      Cost    Fair Value     Cost    Fair Value
                                   --------  ----------   --------  ----------
Mortgage-backed securities
  One year or less                 $    --     $    --     $   --    $   --
  More than one to five years        1,383       1,418         --        --
  More than five to ten years       11,055      11,548          8        11
  After ten years                   25,125      25,816         --        --
                                   -------     -------     ------    ------
    Total                          $37,563     $38,782     $    8    $   11
                                   =======     =======     ======    ======

Proceeds from sales and maturities of mortgage-backed securities and gross realized gains and losses on mortgage-backed security sales were as follows for the year ended March 31:
                                             2009      2008      2007
                                           -------    -------   ------
(In thousands)
Proceeds from sales and maturities of
 mortgage-backed securities                $    --    $6,780    $7,751
                                           =======    =======   ======
Gross gains realized on sales and
 maturities of mortgage-backed securities  $    --    $   19    $   28
                                           =======    =======   ======
Gross losses realized on sales and
 maturities of mortgage-backed securities  $    --    $   --    $   (9)
                                           =======    =======   ======

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 5 - Loans Receivable

Loans receivable (collateralized principally by properties in the Whatcom, Skagit, Snohomish, and Pierce Counties of Washington State) at March 31 consist of the following:

(In thousands)                                            2009        2008
                                                      ----------   ----------
First mortgage loans
  1-4 family                                          $  167,048   $  165,824
  1-4 family construction                                 28,290       35,303
  Less participations                                    (42,853)     (54,269)
                                                      ----------   ----------
     Net first mortgage loans                            152,485      146,858
Commercial construction                                  186,580      302,708
Commercial land development                              222,207      183,827
Multi family residential                                  51,970       45,049
Commercial real estate                                   281,481      300,109
Commercial loans                                         201,973      177,685
Home equity secured loans                                 58,228       47,351
Other consumer loans                                       7,717        7,005
                                                      ----------   ----------
                                                       1,162,641    1,210,592
Less:
  Allowance for loan losses                              (38,981)     (19,114)
                                                      ----------   ----------
  Total loans receivable, net                         $1,123,660   $1,191,478
                                                      ==========   ==========

The Company originates both adjustable and fixed interest rate loans. At March 31, 2009, the Company had adjustable and fixed rate loans as follows:

          Fixed Rate                                  Adjustable Rate
---------------------------------           ---------------------------------
                          (In                                         (In
                       Thousands)                                  Thousands)
  Term to Maturity     Book Value           Term to Maturity       Book Value
--------------------   ----------           -------------------    ----------
Less than one year     $326,022             Less than one year      $424,635
One to three years      113,980             One to three years        65,784
Three to five years      54,265             Three to five years       50,608
Five to fifteen years    91,742             Five to fifteen years      3,341
Over fifteen years       32,264             Over fifteen years            --
                       --------                                     --------
                       $618,273                                     $544,368
                       ========                                     ========

Loans serviced for others were $73.8 million and $108.9 million, respectively, as of March 31, 2009 and 2008, respectively. The Bank generally receives a monthly fee of 0.25% to 0.375% per annum of the unpaid balance of each loan that is serviced for others. Loans sold are without right of recourse to the Bank by the buyer of the loan interests in the event of default by the borrower. At March 31, 2009, the balance and activity in the servicing asset was immaterial.

The allowance for loan losses at March 31, and changes during the year are as follows:

(In thousands)                             2009        2008       2007
                                         --------    -------    -------
Balance, beginning of year               $ 19,114    $15,889    $14,184
Provision for loan losses                  65,000      4,100      1,850
Loan chargeoffs                           (45,268)      (898)      (195)
Loan recoveries                               135         23         50
                                         --------    -------    -------
Balance, end of year                     $ 38,981    $19,114    $15,889
                                         ========    =======    =======

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 5 - Loans Receivable (Continued)

The following is a summary of information pertaining to impaired and non-accrual loans:
                                                              March 31,
                                                        --------------------
(In thousands)                                            2009         2008
                                                        --------     -------
Impaired loans without a valuation allowance            $     --     $    --
Impaired loans with a valuation allowance                148,892      12,147
                                                        --------     -------
    Total impaired loans                                $148,892     $12,147
                                                        ========     =======

Valuation allowance related to impaired loans           $ 26,502     $ 1,972

Total non-accrual loans                                 $ 84,924     $11,608

Total loans past-due 90 days or more and still accruing $    500     $    --

Troubled debt restructured loans                        $ 26,383     $    --

                                                     Years Ended March 31,
                                                 ---------------------------
(In thousands)                                     2009      2008      2007
                                                 -------    ------    ------
Average investment in impaired loans             $70,869    $1,899    $2,324
                                                 =======    ======    ======
Interest income recognized on impaired loans     $ 4,942    $  228    $  276
                                                 =======    ======    ======

No additional funds are committed to be advanced in connection with impaired loans.

Note 6 - Accrued Interest and Dividends Receivable

Accrued interest and dividends receivable at March 31 are summarized as follows:

(In thousands)                                          2009       2008
                                                       ------     ------
Investment securities                                  $  321     $  435
Mortgage-backed securities                                183        160
Loans receivable                                        6,125      7,318
Dividends on marketable equity securities                  --          3
                                                       ------     ------
                                                       $6,629     $7,916
                                                       ======     ======

Note 7 - Premises and Equipment

Premises and equipment at March 31 consisted of:
(In thousands)                                         2009       2008
                                                     --------    --------
Buildings                                            $ 19,926    $ 19,960
Equipment                                              14,909      14,544
                                                     --------    --------
                                                       34,835      34,504

Accumulated depreciation                              (15,633)    (13,719)
                                                     --------    --------
                                                       19,202      20,785
Land                                                    6,993       6,993
                                                     --------    --------
Balance, end of year                                 $ 26,195    $ 27,778
                                                     ========    ========

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 8 - Deposits

A comparative summary of deposits at March 31 follows:

(In thousands)                                         2009          2008
                                                     --------      --------

Demand deposits
  Savings                                           $   15,850    $   17,933
  Checking                                              83,286        72,434
  Checking (noninterest-bearing)                        80,103        70,438
  Money Market                                         133,022       183,063
                                                    ----------    ----------
                                                       312,261       343,868

Time certificates of deposit
  Less than $100,000                                   352,785       286,657
  Greater than or equal to $100,000                    303,308       287,281
  Brokered certificates of deposit                     261,410       120,986
                                                    ----------    ----------
                                                       917,503       694,924
                                                    ----------    ----------
    Total deposits                                  $1,229,764    $1,038,792
                                                    ==========    ==========

Time certificate of deposit accounts, classified by variable and fixed rates, and their maturities at March 31 were as follows:

                                                 2009
                                    ------------------------------
                                    Variable    Fixed
(In thousands)                        Rate       Rate       Total      2008
                                    -------    --------   --------   --------
Within one year                     $ 4,962    $639,512   $644,474   $558,566
Over one to two years                 1,758     184,693    186,451     58,657
Over two to three years                 499      74,341     74,840     63,551
Over three to four years                420       6,065      6,485      4,596
Over four to five years               2,049       1,722      3,771      6,060
Over five years                       1,357         125      1,482      3,494
                                    -------    --------   --------   --------
                                    $11,045    $906,458   $917,503   $694,924
                                    =======    ========   ========   ========

The terms of variable rate certificates of deposit allow customers to make additional deposits to existing certificates of deposit at any time.

The weighted average nominal interest rate on all deposits at March 31, 2009 and 2008, was 3.03% and 3.83%, respectively.

Interest expense on all deposit accounts for the years ended March 31 is summarized as follows:

(In thousands)                             2009       2008        2007
                                         -------    -------     -------
Money market                             $ 2,909    $ 6,534     $ 6,316
Checking                                     335        466         510
Savings                                      103        176         167
Certificates of deposit                   31,259     30,897      25,258
                                         -------    -------     -------
Balance, end of year                     $34,606    $38,073     $32,251
                                         =======    =======     =======

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 9 - Other Borrowed Funds

The Bank is a member of the FHLB of Seattle. As a member, the Bank has a committed line of credit up to 25% of total assets, subject to the Bank pledging sufficient collateral and maintaining the required stock investment in the FHLB. Committed lines of credit agreements totaling $129.5 million and $272.7 million were available to the Bank, of which, $129.5 million and $192.0 million were outstanding at March 31, 2009 and 2008, respectively. Included in these amounts is the borrowing related to the investment in real estate in a joint venture of $24.4 million and $22.4 million as of March 31, 2009 and 2008, respectively. These advances bear interest rates ranging from 0.58% to 4.05% and 2.36% to 5.09% per annum in 2009 and 2008, respectively. Maturities for the advances are $106.0 million in fiscal 2010 and $23.5 million in fiscal 2011.

The maximum outstanding, average outstanding balances and average interest rates on advances from the FHLB were as follows for the year ended March 31:

(In thousands)                               2009        2008        2007
                                           --------    --------    --------
Maximum outstanding at any month end       $238,000    $212,500    $195,000

Average outstanding                         164,807     177,874     165,237

Weighted average interest rates:
  Annual                                      2.71%       4.44%       4.74%
                                              ====        ====        ====
  End of year                                 2.39%       3.15%       5.03%
                                              ====        ====        ====

The Bank has other borrowed funds in the form of retail repurchase agreements. These agreements are collateralized by securities held by a safekeeping agent not under control of the Bank. These advances are considered overnight borrowings and bear interest rates that fluctuate daily based on current market rates. The Bank had $8.6 million and $21.9 million outstanding as of March 31, 2009 and 2008, respectively. At March 31, 2009 and 2008, U.S. government agency and corporate debt securities of $30.6 million and $35.8 million, respectively, were pledged as collateral for retail repurchase agreements.

The Bank also had $716,000 and $850,000 outstanding as of March 31, 2009 and 2008, respectively, in the form of a Treasury Tax and Loan note option which is included in other borrowed funds.

Note 10 - Income Tax

A reconciliation of the Company's income tax provision to the statutory federal income tax rate for the years ended March 31 is as follows:

(In thousands)                               2009        2008        2007
                                           --------    --------    --------

Provision (benefit) for income tax at
 the statutory rate of 35 percent          $(18,863)    $9,577     $10,008
Increase (decrease) in tax resulting from:
  Nontaxable income                            (768)      (572)       (469)
  Nondeductible expense                          40         46          29
  Dividends received deduction                  (11)       (52)        (52)
  Other, net                                   (927)       (50)         50
                                           --------     ------     -------
      Income tax provision (benefit)       $(20,529)    $8,949     $ 9,566
                                           ========     ======     =======

At March 31, 2009, a return to accrual adjustment related to loan charge offs in the amount of $852,000 is included under the caption "Other, net" within the income tax rate reconciliation table.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 10 - Income Tax (Continued)

The nature and components of the Company's net deferred tax assets (liabilities), established at an estimated tax rate of 35% are as follows at March 31:

(In thousands)                                           2009        2008
                                                       -------     -------
Deferred Tax Assets
  Deferred compensation agreements                     $   673      $  681
  Financial reporting loan loss reserve not
   recognized for tax purposes                          13,577       6,344
  Financial reporting accrued expenses not
   recognized for tax purposes                             170         329
  Other deferred tax assets                              3,712       2,173
                                                       -------     -------
      Total deferred assets                             18,132       9,527
                                                       -------     -------

Deferred Tax Liabilities
  Deferred loan fees for tax purposes in excess of
   amounts  deferred for financial reporting              (245)       (255)
  Tax effect of unrealized gains on available-for-sale
   securities                                             (761)     (1,098)
  FLHB stock dividends                                    (819)       (793)
  Other deferred tax liabilities                        (1,143)     (1,128)
                                                       -------     -------
      Total deferred liabilities                        (2,968)     (3,274)
                                                       -------     -------
      Net deferred tax assets                          $15,164     $ 6,253
                                                       =======     =======

The Company believes, based upon the available evidence, that all deferred tax assets will be realized in the normal course of operations. Accordingly, these assets have not been reduced by a valuation allowance.

The Company adopted the provisions of FASB Interpretation No. 48. Accounting for Uncertainty in Income Taxes, on April 1, 2007. The Company had no unrecognized tax benefits which would require an adjustment to the April 1, 2007 beginning balance of retained earnings. The Company had no unrecognized tax benefits at April 1, 2007, March 31, 2008 and March 31, 2009.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended March 31, 2009 and 2008, the Company recognized no interest and penalties.

The Company files federal and various state and local tax returns. With few exceptions, the Company is no longer subject to U.S. Federal or state/local tax examinations by tax authorities for years before 2006.

Note 11 - Benefit Plans

Deferred Compensation Plan - The Company has entered into deferred compensation agreements with certain of its officers. The agreements provide for additional retirement benefits payable over a 10 to 20 year period following retirement. In connection with some of these agreements, the Company has acquired life insurance policies on the individual officers covered by the deferred compensation agreements. At March 31, 2009 and 2008, the cash surrender values of these policies included in other assets aggregated $2.2 million and $2.1 million, respectively.

The Company performs a present value calculation using an appropriate discount rate on an annual basis to ensure that deferred compensation plan obligations are adequately estimated in the accompanying financial statements. The discount rate was 3.49%, 3.30%, and 2.67% in 2009, 2008 and 2007, respectively. Deferred compensation expense amounted to $129,000, $0, and $213,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

Employee Incentive Plan - The Company has an incentive plan with employees meeting certain performance requirements. Payments made to employees pursuant to the plan are based upon earnings, growth in deposits, and loans and attainment of certain corporate objectives. Costs of the plan were $15,000, $1.0 million, and $2.3 million for the years ended March 31, 2009, 2008 and 2007, respectively.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 11 - Benefit Plans (Continued)

Employee Stock Ownership Plan   The Company has a noncontributory employee
stock ownership plan ("ESOP") for those employees who have completed a minimum of two years of service. The Company's contribution is determined annually by the Board of Directors. Participants receive distributions from the ESOP only in the event of retirement, disability or termination of employment. The primary purpose of the ESOP is to acquire shares of the Company's common stock on behalf of ESOP participants.

In April 1996, the Company issued a loan to the ESOP in the amount of $500,000, to purchase 40,000 shares of the Company's common stock in the open market. The loan was to be repaid over a period of ten years, with annual payments including interest due on March 31 of each year. The ESOP shares initially were pledged as collateral for this debt. As the obligation was reduced, shares were released from collateral and allocated to the participants' accounts at a rate of 10% a year. In May 1997, the Company issued a 15% stock dividend which added an additional 5,400 shares to the unallocated ESOP shares. In May 1999, the Company made an additional loan to the ESOP in the amount of $154,725, to purchase 12,500 shares of common stock in the open market. The loan was to be repaid over seven years with annual payments including interest due March 31. In April 2001, the Company issued a 15% stock dividend which added an additional 4,789 shares to the unallocated ESOP shares. In July 2002, the Company issued a 25% stock split which added an additional 7,342 shares to the unallocated ESOP shares. In October 2006, the Company issued a 5-for-4 stock split paid in the form of a 25% stock dividend which added an additional 21,023 shares to the allocated ESOP shares. As of March 31, 2006, all loans secured by ESOP shares were paid off, and the remaining shares released. Shares released for allocation were 9,175 for the year ended March 31, 2006. Shares outstanding for the years ended March 31, 2009, 2008 and 2007 were 264,218, 266,565 and 263,262, respectively.

Dividends paid on shares of stock are reinvested and the new shares purchased are allocated to the participants. Compensation expense for the ESOP plan was $24,000, $15,000, and $10,000 for the years ended March 31, 2009, 2008 and
2007, respectively.

401(k) Plan - Effective January 1, 1993, the Company adopted a defined contribution 401(k) retirement and savings plan (the "Plan") covering substantially all employees. The Company contributes three percent of participating employees' eligible salary to the Plan and a discretionary amount determined annually by the Board of Directors. Total Company contributions to the Plan which were recorded as employee benefits expense amounted to $550,000, $525,000, and $490,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

Stock Option and Restricted Stock Award Plans - In 2005, shareholders of the Company approved an Incentive Stock Plan (the "Plan") to promote the best interest of the Company, our subsidiaries and our shareholders, by providing an incentive to those key employees who contribute to our success. The Plan allows for incentive stock options and restricted stock grants to be awarded. The maximum number of shares that may be issued under the Plan is 937,500 common shares. At March 31, 2009, 804,971 common shares were available for grant. Options and awards issued and outstanding are adjusted to reflect common stock dividends and splits. Options and awards are granted at fair market value and may or may not vest immediately upon issuance based on the terms established by the Board of Directors. Options and awards are generally exercisable within one to five years from date of grant and expire after ten years. Dividends are paid on restricted stock grants and are not paid on incentive stock options. Dividends paid on restricted stock are considered in the calculation of earnings per share. Certain options provide for accelerated vesting if there is a change in control.

The Company measures the fair value of each stock option grant at the date of grant, using the Black Scholes option pricing model. The expected term of the options is developed by considering the historical share option exercise experience, historical share retention practices of employees and assumptions about their propensity for early exercise in the future. Expected volatility is estimated using daily historical volatility. We believe that historical volatility is currently the best estimate of expected volatility. The dividend yield is the annualized yield on our common stock on the date of grant. The risk free interest rate is the yield on the grant date of U.S. Treasury zero coupon issues with a maturity comparable to the expected term of the option. The weighted average fair value of options granted during the years ended March 31, 2009, 2008 and 2007 was $2.59, $4.75, and $4.18 per share, as adjusted, respectively.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 11 - Benefit Plans (Continued)

The following assumptions were used in arriving at the fair value of options granted during the years ended March 31:

                                             2009        2008       2007
                                            ------      ------     ------
Risk-free interest rate                     1.000%      4.213%      5.27%

Dividend yield rate                         0.000%      2.702%     2.417%

Price volatility                            78.14%      31.06%     24.77%

Weighted average expected life of options    5.90 yr.    4.45 yr    3.78 yr.

The following tables summarize option activity under the Plan as of March 31, 2009 and 2008 and changes during the years then ended:

                                           Weighted    Weighted
                                           Average      Average    Aggregate
                                 Number    Exercise    Remaining   Intrinsic
                              Outstanding  Price per  Contractual  Value (in
Stock Options                  Under Plan    Share       Total     thousands)
----------------------------   ----------  --------    ---------   ----------

BALANCE, March 31, 2008          193,221     $12.45        5.40      $ 761
  Granted                          7,000       3.90
  Exercised                      (20,161)      6.64
  Forfeited, expired or
   cancelled                     (23,804)     13.72
                                 -------     ------        ----      -----
BALANCE, March 31, 2009          156,256     $12.61        4.54      $  --
                                 =======     ======        ====      =====
EXERCISABLE, March 31, 2009      115,558     $11.26        3.38      $  --
                                 =======     ======        ====      =====

The total intrinsic value, the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date, of options exercised for the years ended March 31, 2009, 2008 and 2007 was $0, $215,000, and $364,000, respectively.

               Options Outstanding                 Options Exercisable
---------------------------------------------  -------------------------------
                            Weighted
                            Average       Weighted
Range of                   Remaining      Average                    Average
Exercise       Number      Contractual    Exercise      Number       Exercise
Prices       Outstanding      Life         Price      Exercisable     Price
----------   -----------   ----------     --------    -----------    -------
$ 0 to $ 5      7,000       9.72 years     $ 3.90            0       $ 0.00
$ 5 to $10     67,511       1.35 years     $ 6.92       67,511       $ 6.92
$10 to $15      8,126       4.07 years     $11.87        8,126       $11.87
$15 to $20     53,785       6.92 years     $17.56       30,004       $17.31
$20 to $25     19,834       7.30 years     $21.97        9,917       $21.97

The following table summarizes restricted stock award activity under the Plan as of March 31, 2009 and 2008 and changes during the years then ended:

                                                  Weighted      Weighted
                                                   Average      Aggregate
                                                    Grant       Remaining
                                   Outstanding    Price Per    Contractual
Restricted Stock Awards             Under Plan      Share     Term (in Years)
---------------------------------   ----------     -------    --------------
BALANCE, March 31, 2008               51,761        $20.66          0.91
  Granted                                 --            --
  Vested                             (23,234)        20.76
  Forfeited, expired or cancelled     (4,819)        20.54
                                      ------        ------          ----
BALANCE, March 31, 2009               23,708        $20.58          0.47
                                      ======        ======          ====

The total intrinsic value of restricted stock vested for the years ended March 31, 2009, 2008 and 2007 was $0, $173,000, and $76,000, respectively.

Note 12 - Stockholders' Equity

Capital Requirements - The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements and operations. Under capital adequacy guidelines within the regulatory framework for prompt corrective action, the Bank must meet specific capital adequacy guidelines that involve quantitative measures of each entity's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures are established by regulation to ensure capital adequacy, require maintenance of minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets as illustrated in the following table. Management believes, as of March 31, 2009, that each entity meets all capital adequacy requirements to which they are subject. Additionally, as of March 31, 2009, the Bank was categorized as adequately capitalized under the regulatory framework for prompt corrective action.

                                                                To Be Well
                                                                Capitalized
                                                                Under Prompt
                                             For Capital         Corrective
                              Actual      Adequacy Purposes  Action Provisions
                          --------------  -----------------  -----------------
                          Amount   Ratio   Amount     Ratio   Amount   Ratio
                          ------   -----   ------     -----   ------   -----
As of March 31, 2009
Total Capital
 (to Risk Weighted
  Assets)
   Consolidated          $107,625  8.63%  $99,756    >8.00%    N/A
   Horizon Bank          $106,958  8.58%  $99,722    >8.00%  $124,653  >10.00%
Tier I Capital
 (to Risk Weighted
  Assets)
   Consolidated         $ 91,592   7.35%  $49,878    >4.00%    N/A
   Horizon Bank         $ 90,912   7.29%  $49,861    >4.00%  $ 74,792  > 6.00%
Tier I Capital
 (to Average Assets)
   Consolidated         $ 91,592   6.16%  $49,878    >4.00%    N/A
   Horizon Bank         $ 90,912   6.11%  $49,861    >4.00%  $ 74,336  > 5.00%

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 12 - Stockholders' Equity (Continued)

                                                                To Be Well
                                                                Capitalized
                                                                Under Prompt
                                             For Capital         Corrective
                              Actual      Adequacy Purposes  Action Provisions
                          --------------  -----------------  -----------------
                          Amount   Ratio   Amount     Ratio   Amount   Ratio
                          ------   -----   ------     -----   ------   -----
As of March 31, 2008
Total Capital
 (to Risk Weighted
  Assets)
   Consolidated         $142,881  11.08%  $103,198   >8.00%    N/A
   Horizon Bank         $142,118  11.02%  $103,157   >8.00%  $128,947  >10.00%
Tier I Capital
 (to Risk Weighted
  Assets)
   Consolidated         $125,815   9.75%  $ 51,599   >4.00%    N/A
   Horizon Bank         $125,058   9.70%  $ 51,579   >4.00%  $ 77,368  > 6.00%
Tier I Capital
 (to Average Assets)
   Consolidated         $125,815   9.10%  $ 55,300   >4.00%    N/A
   Horizon Bank         $125,058   9.05%  $ 55,300   >4.00%  $ 69,125  > 5.00%

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

Stock Repurchase Plans - The Company has conducted various stock buy-back programs since August 1996. In March 2006, the Company announced a plan to repurchase up to 625,000 shares, or approximately 5% of the Company's outstanding common stock. During fiscal 2007, 144,580 shares were repurchased and subsequently retired at a cost of $2.9 million. In March 2007, the Company announced a plan to repurchase up to 600,000 shares, or approximately 5% of the Company's outstanding common stock. During fiscal 2008, 399,700 shares were repurchased and subsequently retired at a cost of $7.1 million. Share information related to stock repurchases has been restated to reflect stock splits and dividends. In March 2008, the Company announced a plan to repurchase up to 300,000 shares, or approximately 2.5% of the Company's outstanding common stock. The Company did not repurchase any shares during fiscal 2009.

Note 13 - Earnings (Loss) Per Share

The numerators and denominators, adjusted for stock splits and dividends, of basic and diluted earnings per share are as follows:

(In thousands)                            2009          2008        2007
                                      -----------   -----------  -----------
Net income (loss) (numerator)         $   (33,366)  $    18,413  $    19,028
Shares used in the calculation
 (denominators)
   Basic earnings per weighted
    average share outstanding          11,945,835    12,097,615   12,287,805
   Effect of dilutive stock options            --        99,168      121,287
                                      -----------   -----------  -----------
   Diluted shares                      11,945,835    12,196,783   12,409,092
                                      ===========   ===========  ===========
Basic earnings (loss) per share           $(2.79)       $1.52        $1.55
                                          ======        =====        =====
Diluted earnings (loss) per share         $(2.79)       $1.51        $1.53
                                          ======        =====        =====
Anti-dilutive shares outstanding
 related to options to acquire the
 Company's common stock                   133,259        40,593           --
                                      ===========   ===========  ===========

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 14 - Commitments And Contingencies

Employment Agreement - The Company has entered into employment agreements with members of senior management that provide for potential payments upon change in control, disability, termination without cause, or death. The arrangements generally provide severance payments at 1.99 to 2.99 times the then current compensation levels and continuation of certain benefits.

Long-Term Lease Commitments - The Company has entered into lease agreements for certain parcels of land and branch offices. Future noncancelable lease payments under these agreements are as follows for the years ending March 31:

                                                  (In Thousands)
                   2010                               $  425
                   2011                                  439
                   2012                                  389
                   2013                                  241
                   2014                                   26
                Thereafter                                54
                                                      ------
                                                      $1,574
                                                      ======

Rent expense charged to operations was $445,000, $410,000, and $293,000 for the years ended March 31, 2009, 2008 and 2007, respectively.

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

The aggregate balances and activity during the years ended March 31, 2009 and 2008, are as follows and were within regulatory limitations:

 (In thousands)                           2009         2008
                                        --------     -------

Balance, beginning of year              $ 13,725     $13,505
New loans or advances                      6,146       8,355
Repayments                               (18,171)     (8,135)
                                        --------     -------
Balance, end of year                    $  1,700     $13,725
                                        ========     =======
Interest earned on loans                $    492     $   948
                                        ========     =======

Deposits from related parties totaled $3.0 million and $3.9 million at March 31, 2009 and 2008, respectively.

In October 2004, the Bank's wholly-owned subsidiary, Westward, entered into a real estate development joint venture in Greenbriar Northwest LLC ("GBNW") (50% owned by Westward and 50% owned by Greenbriar Construction, an established residential land development company headquartered in Bellingham, Washington). The investment in real estate is recorded as an asset on the Company's balance sheet, and the related debt is recorded as a liability. One-half of the borrowing expense related to the joint venture is recognized as an expense on the Company's financial statements as incurred, with the remainder being capitalized. As of March 31, 2009, the Bank conducted a review of the accounting treatment and measured the value of the GBNW joint real estate development for potential impairment and whether to continue with capitalizing interest. The Bank took the following steps to ensure compliance with generally accepted accounting principles: (1) performed a recoverability test under SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, which was followed by step (2) evaluated the capitalization of interest in conformity with SFAS No. 34, Capitalization of Interest Cost. The conclusion of the recoverability test determined that the Fairhaven Highland development was positively accretive, which then supported the continuation for capitalization of interest during the development of the project.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to 100% of the commitment amount at March 31, 2009.

The Bank has not been required to perform on any financial guarantees and has not incurred any losses on its commitments for the years ended March 31, 2009, 2008 and 2007.

The following is a summary of the off-balance-sheet financial instruments or contracts outstanding at March 31:

(In thousands)                          2009         2008
                                     --------      --------
Commitments to extend credit         $212,627      $361,763
Credit card arrangements               10,675        10,510
Standby letters of credit               3,523         2,047

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 18 - Disclosures About Fair Value of Financial Instruments

Statement No. 157 Fair Value Measurements establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

        Level 1 - Quoted prices for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

        Level 2 - Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.

        Level 3 - Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The following table presents the Company's financial assets measured at fair value on a recurring basis at March 31, 2009:

  (In thousands)                    Level 1     Level 2    Level 3    Total
                                   ---------   --------   ---------  -------
   Assets
   Available for sale securities      $910     $65,955     $   --    $66,865
                                      ====     =======     ======    =======
   Total                              $910     $65,955     $   --    $66,865
                                      ====     =======     ======    =======

The following table presents the Company's assets measured at fair value on a nonrecurring basis at March 31, 2009, and the total losses resulting from these fair value adjustments for the year ended March 31, 2009:

                                                                 Total
(In thousands)     Level 1     Level 2     Level 3     Total     Losses
                  ---------   ---------   --------   --------   -------

Assets
Impaired loans     $   --      $   --     $148,892   $148,892   $45,268
Other real estate
 owned                 --          --       19,227     19,227       539
Goodwill               --          --           --         --       545
                   ------      ------     --------   --------   -------
Total              $   --      $   --     $168,119   $168,119   $46,352
                   ======      ======     ========   ========   =======

In accordance with FASB Statement 114, Accounting by Creditors for Impairment of a Loan, impaired loans, with carrying amounts of $148.9 million had specific valuation allowances totaling $26.5 million at March 31, 2009, which were included in the allowance for loan losses.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 18 - Disclosures About Fair Value of Financial Instruments (Continued)

SFAS No. 107 requires disclosure of the estimated fair value of certain financial instruments and the methods and significant assumptions used to estimate their fair values. Additionally, certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. The carrying amounts and estimated fair values at March 31, 2009 and 2008 for the Company's financial instruments in accordance with SFAS 107 are as follows:

                                         2009                   2008
                               ---------------------     --------------------
                               Carrying                  Carrying
(In thousands)                  Amount    Fair Value     Amount    Fair Value
                               --------   ----------     --------  ----------
Financial Assets
  Cash and cash equivalents   $   17,881   $   17,881  $   22,412   $   22,412
  Interest-bearing deposits      126,159      126,159       2,912        2,912
  Investment securities           28,083       28,083      41,241       41,241
  Mortgage-backed securities      38,790       38,793      39,130       39,135
  Federal Home Loan Bank stock     7,247        7,247       8,867        8,867
  Loans held-for-sale              4,745        4,745       2,644        2,644
  Loans receivable             1,123,660    1,134,413   1,191,478    1,190,418
 Investment in real estate
   in a joint venture             17,985       21,800      17,567       17,567
Accrued interest and dividends
 receivable                        6,629        6,629       7,916        7,916

Financial Liabilities
  Demand and savings deposits    312,261      312,261     343,868      343,868
  Time deposits                  917,503      927,128     694,924      677,364
  Accrued interest payable         1,890        1,890       1,566        1,566
  Other borrowed funds           114,348      115,484     192,343      193,003
  Borrowing related to
   investment in real estate
   in a joint venture             24,440       24,440      22,448       22,448

The following methods and assumptions were used to estimate the fair value of the following classes of financial instruments (under SFAS No. 157) and for estimating the fair value for financial instruments not recorded at fair value (under SFAS No. 107):

Cash Equivalents and Interest-Bearing Deposits - Due to the relatively short period of time between the origination of these instruments and their expected realization, the carrying amount is estimated to approximate fair value.

Investment and Mortgage-Backed Securities - Securities fair values are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1) or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily available (Level
2). Available for sale securities are carried at fair value. Held to maturity securities are carried at cost on the financial statements.

Federal Home Loan Bank Stock - FHLB Stock is carried at $100 par value. This investment is considered restricted, at a minimum, the investment must be maintained in order to obtain borrowing commitments from FHLB. The Company may redeem its investment only at par value, which is used as the estimated market value. In January 2009, the FHLB announced it suspended excess FHLB stock redemptions and dividend payments. As a result of the FHLB's announcement, we evaluated the carrying value of our FHLB stock investment at March 31, 2009 for impairment. Based on the FHLB's most recent publicly available financial results, its capital position and its bond ratings, we concluded such investment was not impaired at March 31, 2009.

Loan Receivables - For certain homogeneous categories of loans, such as those written to FHLMC standards, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 18 - Disclosures About Fair Value of Financial Instruments (Continued)

Loans Held for Sale - The fair value of loans held for sale is based on the estimated value at which the loans could be sold in the secondary market.

Impaired Loans - A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, based on the loan's observable market price or the fair value of the collateral based on an appraisal, if the loan is collateral dependent. Impaired loans, which are collateral dependent, are included in the nonrecurring basis table above.

Investment and Borrowing in Investment in Real Estate in a Joint Venture -
The fair value of the investment in real estate in a joint venture was determined based on an appraisal of the underlying collateral. The borrowing associated with the investment is an adjustable rate borrowing; therefore, the recorded book value is believed to approximate fair value.

Real Estate Owned - The fair value of foreclosed real estate is generally based on estimated market prices from independently prepared appraisals or negotiated sales prices with potential buyers and are included in the nonrecurring basis table above.

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

Note 19 - Parent Company (Only) Financial information

Condensed balance sheet at March 31:

  (In thousands)                                   2009       2008
                                                --------     --------
   Cash                                          $   233     $    216
   Investment in Bank                             92,373      127,560
   Investment Securities - available for sale        209          235
   Other assets                                      211        1,912
                                                 -------     --------
                                                 $93,026     $129,923
                                                 =======     ========
   Other liabilities                             $    --     $  1,606
   Stockholders' equity                           93,026      128,317
                                                 -------     --------
                                                 $93,026     $129,923
                                                 =======     ========

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 19 - Parent Company (Only) Financial information (Continued)

Condensed statement of income for the years ended March 31, 2009, 2008 and 2007:

(In thousands)                                 2009         2008        2007
                                             --------    --------    --------
Income
  Cash dividends from Bank subsidiary        $  2,207    $ 13,961    $  9,149
  Interest                                          8          --          --
                                             --------    --------    --------
      Total income                              2,215      13,961       9,149
                                             --------    --------    --------
Expenses
  Compensation                                    599         851         426
  Other                                           362         221         372
                                             --------    --------    --------
      Total expenses                              961       1,072         798
                                             --------    --------    --------
Income before undistributed income of
 subsidiary and benefit equivalent to income
 taxes                                          1,254      12,889       8,351
Benefit equivalent to income taxes                 75         141         279
                                             --------    --------    --------
Income before undistributed income of
 subsidiary                                     1,329      13,030       8,630
Undistributed income (loss) of subsidiary     (34,695)      5,383      10,398
                                             --------    --------    --------
      Net income (loss)                      $(33,366)   $ 18,413    $ 19,028
                                             ========    ========    ========

(In thousands)                                 2009         2008        2007
                                             --------    --------    --------
Cash flows from operating activities
  Net income (loss)                          $(33,366)   $ 18,413    $ 19,028
Adjustments to reconcile net income to net
  cash flows from operating activities
  Equity in undistributed income of
   subsidiary                                  34,696      (5,383)    (10,398)
  Other operating activities                    2,055         479         127
                                             --------    --------    --------
      Net cash flows from operating
       activities                               3,385      13,509       8,757
                                             --------    --------    --------
Cash flows from investing activities
  Other investing activities                        -        (250)         --
                                             --------    --------    --------
      Net cash flows from investing
       activities                                  --        (250)         --
                                             --------    --------    --------
Cash flows from financing activities
  Sale of common stock                            134         194         149
  Dividends paid                               (3,502)     (6,313)     (5,977)
  Treasury stock purchased                         --      (7,062)     (2,942)
                                             --------    --------    --------
      Net cash flows from financing
       activities                              (3,368)    (13,181)     (8,770)
                                             --------    --------    --------
Net change in cash                                 17          78         (13)
Cash, beginning of year                           216         138         151
                                             --------    --------    --------
Cash, end of year                            $    233    $    216    $    138
                                             ========    ========    ========

                                                       HORIZON FINANCIAL CORP.
                                                 NOTES TO FINANCIAL STATEMENTS
                                                 MARCH 31, 2009, 2008 AND 2007
------------------------------------------------------------------------------

Note 20 - Selected Quarterly Financial Data  (Unaudited)

                                  Year Ended March 31, 2009 (unaudited)
                            --------------------------------------------------
(In thousands)              1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                            -----------  -----------  -----------  -----------

Interest income               $21,408      $20,757      $19,225     $16,275
Interest expense               10,180        9,834        9,946       9,394
Net interest income            11,228       10,923        9,279       6,881
Provision for loan losses       3,000       12,000       10,000      40,000
Noninterest income              2,258        1,477          977       1,637
Noninterest expense             7,585        8,114        8,315       9,541
                              -------      -------      -------    --------
Income before provision for
 income tax                     2,901       (7,714)      (8,059)    (41,023)
Provision for income tax          881       (3,109)      (2,939)    (15,362)
                              -------      -------      -------    --------
   Net income                 $ 2,020      $(4,605)     $(5,120)   $(25,661)
                              =======      =======      =======    ========
Basic earnings per share
 (adjusted for stock splits
 and dividends)                 $0.17       $(0.39)      $(0.43)    $(2.15)
                                =====       =====         =====     ======
Diluted earnings per share
 (adjusted for stock splits
 and dividends)                 $0.17       $(0.39)      $(0.43)    $(2.15)
                                =====       =====         =====     ======

                                  Year Ended March 31, 2008 (unaudited)
                            --------------------------------------------------
(In thousands)              1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
                            -----------  -----------  -----------  -----------

Interest income               $ 24,899     $25,892      $25,909      $23,543
Interest expense                11,458      11,949       12,109       11,129
Net interest income             13,441      13,943       13,800       12,414
Provision for loan losses          400         800          900        2,000
Noninterest income               1,703       1,612        1,516        2,213
Noninterest expense              7,255       7,452        7,422        7,051
                               -------     -------      -------      -------
Income before provision for
 income tax                      7,489       7,303        6,994        5,576
Provision for income tax         2,473       2,390        2,282        1,804
                               -------     -------      -------      -------
   Net income                  $ 5,016     $ 4,913      $ 4,712      $ 3,772
                               =======     =======      =======      =======
Basic earnings per share
 (adjusted for stock splits
 and dividends)                 $0.41       $0.40         $0.39        $0.32
                                =====       =====         =====        =====
Diluted earnings per share
 (adjusted for stock splits
 and dividends)                 $0.41       $0.40         $0.39        $0.31
                                =====       =====         =====        =====

For the fiscal year ended March 31, 2009, the Bank charged off loans totaling $45.3 million and received recoveries of $135,000. At March 31, 2009, the allowance for loan losses was $39.0 million, or 3.35% of total loans, compared to $19.1 million, or 1.58% of total loans at March 31, 2008. The majority of the increase in the allowance for loan losses occurred in the fourth quarter of 2009 in the amount of $40.0 million due in large part to the significant internal downgrade of loans, primarily real estate construction projects where the land values of the underlying collateral had declined and where the cash flows of these borrowers was deteriorating from a slowdown in real estate sales that was necessary to keep the loan(s) current. During the fourth quarter, the Bank received updated and/or new appraisals as well as exercised judgment to further stress the impaired loan analysis in order to reflect the fair values based on available third-party sources along with comparable known fair values.

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

     (b) Changes in Internal Controls: There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2009, that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Corporation continued, however, to implement suggestions from its internal auditor and independent auditors on ways to strengthen existing controls. The Corporation does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all error and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in cost-effective control procedures, misstatements due to error or fraud may occur and not be detected.

     (c) Management's Annual Report on Internal Control over Financial Reporting. Management's report and the independent registered public accounting firm's attestation report are included in Item 8 of this Annual Report on Form 10-K for the year ended March 31, 2009 under the captions entitled "Management's Annual Report on Internal Control over Financial Reporting" and " Report of Independent Registered Public Accounting Firm."

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

Item 9B.  Other Information
---------------------------

     There was no information to be disclosed by the Corporation in a current report on Form 8-K during the fourth quarter of fiscal 2009 that was not so disclosed.

                                   PART III

Item 10.  Directors, Executive Officers and Corporate Governance
----------------------------------------------------------------

Directors and Executive Officers

     The information contained under the section captioned "Proposal I -- Election of Directors" is included in the Company's Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders ("Proxy Statement") and is incorporated herein by reference.

     For information regarding the executive officers of the Corporation and the Bank, see the information contained herein under the section captioned "Item 1. Business - Personnel - Executive Officers of the Registrant."

Audit Committee Financial Expert

     The Audit Committee of the Corporation is composed of Directors James A. Strengholt (Chairman), Gary E. Goodman and Robert C. Tauscher. Each member of the Audit Committee is "independent" as defined in the NASDAQ Stock Market listing standards. The Corporation's Board of Directors has determined that there is no "audit committee financial expert," as defined in the SEC's Regulation S-K. The Board believes that the current members of the Audit Committee are qualified to serve based on their experience and background.

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

     (d)  Equity Compensation Plan Information

     The following table summarizes share and exercise price information about the Corporation's equity compensation plans as of March 31, 2009.


                                                                 Number of
                                                                 securities
                                                                 remaining
                                                                available for
                                                               future issuance
                                                                under equity
                   Number of securities   Weighted-average      compensation
                    to be issued upon     exercise price of   plans (excluding
                        exercise of           outstanding        securities
                   outstanding options,   options, warrants      reflected
Plan category      warrants and rights        and rights       in column (a))
-----------------  -------------------    -----------------   ----------------
                            (a)                   (b)                (c)
Equity compensation
 plans approved by
 security holders:
  1995 Stock Option
   and Incentive
   Plan............       82,512                 $ 8.12                --
  2005 Incentive
   Stock Plan......       73,744                 $17.65           804,971

Equity compensation
 plans not approved
 by security
 holders...........           --                     --

  Total............      156,256                 $12.61           804,971


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

      10.3    1995 Stock Option Plan (incorporated by reference to Exhibit
              99.2 to the Registrant's Registration Statement on Form S-8 (File No. 33-99780))
      10.4 Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002)
      10.5 Severance Agreement with Richard P. Jacobson, as amended (incorporated by reference to the Registrant's Current Report on Form 8-K dated January 23, 2008)
      10.6 Severance Agreement with Steve Hoekstra (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
      10.7 Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 333-127178))
      10.8 Form of Incentive Stock Option Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
      10.9 Form of Non-qualified Stock Option Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit
              99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
      10.10 Form of Restricted Stock Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
      10.11 Transition Agreement with V. Lawrence Evans (incorporated by reference to the Registrant's Current Report on Form 8-K dated March 25, 2008)
      10.12 Change in Control/Severance Agreement with Greg B. Spear (incorporated by reference to the Registrant's Current Report on Form 8-K dated October 24, 2008)
      10.13 Order to Cease and Desist with the Federal Deposit Insurance Corporation and the Washington Statement Department of Financial Institutions (incorporated by reference to the Registrant's Current Report on Form 8-K dated February 26, 2009)
      10.14 Stipulation and Consent to the Issuance of an Order to Cease and Desist (incorporated by reference to the Registrant's Current Report on Form 8-K dated February 26, 2009)
      14 Code of Ethics (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2007)
      21 Subsidiaries of the Registrant (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2007)
      23      Consent of Moss Adams LLP, Independent Registered Public
              Accounting Firm
      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
      31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
      32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
      32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

(b)   Financial Statement Schedules

     The Consolidated Financial Statements and Notes thereto are included in
Item 8 of this Form 10-K.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HORIZON FINANCIAL CORP.


 Date:  June 10, 2009               By: /s/Richard P. Jacobson
                                        ------------------------------------
                                        Richard P. Jacobson
                                        Chief Executive Officer and President
                                        (Duly Authorized Representative)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/Richard P. Jacobson                  By: /s/Robert C. Diehl
    -----------------------------               -----------------------------
    Richard P. Jacobson                         Robert C. Diehl
    Chief Executive Officer and President       Director
    (Principal Executive)


    Date:   June 10, 2009                       Date:   June 10, 2009




By:  /s/V. Lawrence Evans                   By: /s/James A. Strengholt
    -----------------------------               -----------------------------
     V. Lawrence Evans                          James A. Strengholt
     Chairman of the Board                      Director


     Date:  June 10, 2009                       Date:  June 10, 2009




By: /s/Greg B. Spear                        By: /s/Robert C. Tauscher
    -----------------------------               -----------------------------
    Greg B. Spear                               Robert C. Tauscher
    Chief Financial Officer                     Director
    (Principal Financial Officer)

     Date:  June 10, 2009                       Date: June 10, 2009




By: /s/Kelli J. Holz                        By: /s/Gary E. Goodman
    -----------------------------               -----------------------------
    Kelli J. Holz                               Gary E. Goodman
    Principal Accounting Officer                Director


    Date: June 10, 2009                         Date: June 10, 2009

                                EXHIBIT INDEX


Exhibit 23 Consent of Moss Adams LLP, Independent Registered Public Accounting Firm

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act


Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

                                  Exhibit 23

           Consent of Independent Registered Public Accounting Firm

           CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors
Horizon Financial Corp. and Subsidiary

We consent to the incorporation by reference in the Registration Statements on Form S-8 (No. 333-99780 and No. 333-127178) and on Form S-3 (No. 333-155525)
of our report dated June 10, 2009 relating to the consolidated statements of financial position of Horizon Financial Corp. and Subsidiary as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2009, and in our same report, with respect to Horizon Financial Corp. and Subsidiary's internal control over financial reporting as of March 31, 2009, appearing in this Annual Report on Form 10-K of Horizon Financial Corp. and Subsidiary, for the years ended March 31, 2009 and 2008.

/s/ Moss Adams LLP

Bellingham, Washington
June 10, 2009

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

Date: June 10, 2009

                               /s/ Richard P. Jacobson
                               --------------------------------------
                               Richard P. Jacobson
                               Chief Executive Officer and President

                                Exhibit 31.2

                          Certification Required
    by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Greg B. Spear, certify that:

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

Date: June 10, 2009

                                    /s/ Greg B. Spear
                                    -------------------------------
                                    Greg B. Spear
                                    Chief Financial Officer

                                Exhibit 32.1

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                         OF HORIZON FINANCIAL CORP.
         PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


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



/s/ Richard P. Jacobson
---------------------------
Richard P. Jacobson
Chief Executive Officer

Dated: June 10, 2009

                                Exhibit 32.2

                 CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       OF HORIZON FINANCIAL CORP.
        PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


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



/s/ Greg B. Spear
--------------------------
Greg B. Spear
Chief Financial Officer

Dated: June 10, 2009