Form 10-Q
period 2009-06-30
HORIZON FINANCIAL CORP
filed 2009-08-10
CIK 1002682

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q

                                 (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                            EXCHANGE ACT of 1934

                For the quarterly period ended June 30, 2009

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

                                  YES   X   NO
                                      ----     ----
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                  YES       NO
                                      ----     ----
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

      Large accelerated filer             Accelerated filer           X

                              ------                                ------
      Non-accelerated filer               Smaller reporting company
                              ------                                ------

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act).

                                 YES       NO  X
                                     ----     ----

As of August 3, 2009, 11,994,945 common shares, $1.00 par value, were outstanding.

                             HORIZON FINANCIAL CORP.

INDEX                                                                 PAGE
-----                                                                 ----

PART 1       FINANCIAL INFORMATION

Item 1       Financial Statements (Unaudited)

             Consolidated Statements of Financial Position             2

             Consolidated Statements of Operations                     3

             Consolidated Statements of Stockholders' Equity           4

             Consolidated Statements of Cash Flows                    5-6

             Selected Notes to Consolidated Financial Statements      7-14

Item 2       Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  15-31

Item 3       Quantitative and Qualitative Disclosures About
                Market Risk                                            31

Item 4       Controls and Procedures                                   32


PART II      OTHER INFORMATION

Item 1       Legal Proceedings                                         33

Item 1A      Risk Factors                                              33

Item  2      Unregistered Sales of Equity Securities and Use of
              Proceeds                                                 33

Item  3      Defaults Upon Senior Securities                           33

Item  4      Submission of Matters to a Vote of Security Holders       34

Item  5      Other Information                                         34

Item  6      Exhibits                                                34-35

             SIGNATURES                                                36

             Exhibit Index                                             37

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)

                          HORIZON FINANCIAL CORP.
         Consolidated Statements of Financial Position (unaudited)

                                  ASSETS
                                                      June 30,     March 31,
(In thousands)                                          2009         2009
                                                     ----------   ----------

Cash and cash equivalents                            $   17,523   $   17,881
Interest-bearing deposits                               117,876      126,159
Investment securities
 Available-for-sale, at fair value                       63,420       66,865
 Held-to-maturity, at amortized cost                          8            8
Federal Home Loan Bank ("FHLB") stock                     7,247        7,247
Loans held for sale                                       2,982        4,745
Loans receivable, net of allowance for loan losses
 of $51,499 at June 30, 2009 and $38,981 at March
 31, 2009                                             1,034,776    1,123,660
Investment in real estate joint venture                  18,087       17,985
Accrued interest and dividends receivable                 6,345        6,629
Bank premises and equipment, net                         25,733       26,195
Net deferred income tax assets                                -       15,164
Income tax receivable                                    21,018       12,442
Real estate owned                                        22,537       19,227
Bank owned life insurance                                20,350       20,134
Other assets                                              3,133        3,630
                                                     ----------   ----------
TOTAL ASSETS                                         $1,361,035   $1,467,971
                                                     ==========   ==========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                             $1,172,178   $1,229,764
Other borrowed funds                                    109,456      114,348
Borrowing related to investment in real estate
 joint venture                                           24,500       24,440
Accrued interest payable and other liabilities            5,644        3,959
Advances by borrowers for taxes and insurance               172          377
Deferred compensation                                     1,726        1,923
                                                     ----------   ----------
Total liabilities                                     1,313,676    1,374,811
                                                     ----------   ----------

STOCKHOLDERS' EQUITY
 Serial preferred stock, $1 par value, 10,000,000
  shares, authorized; none issued or outstanding     $        -   $        -
 Common stock, $1 par value, 30,000,000 shares
  authorized; 11,994,945 and 11,980,796 issued and
  outstanding at June 30, 2009 and March 31, 2009,
  respectively                                           11,995       11,981
 Additional paid-in capital                              51,155       51,298
 Retained earnings (deficit)                            (17,368)      28,333
 Accumulated other comprehensive income                   1,458        1,414
 Noncontrolling interests                                   119          134
                                                     ----------   ----------
 Total stockholders' equity                              47,359       93,160
                                                     ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,361,035   $1,467,971
                                                     ==========   ==========

                (See Notes to Consolidated Financial Statements)

                            HORIZON FINANCIAL CORP.
             Consolidated Statements of Operations (unaudited)

                                                        Three months ended
                                                             June 30,
(In thousands, except share data)                        2009        2008
                                                       --------    --------
INTEREST INCOME
 Interest and fees on loans                            $ 13,684    $ 20,446
 Interest on investment securities                          864         961
                                                       --------    --------
   Total interest income                                 14,548      21,407
                                                       --------    --------
INTEREST EXPENSE
 Interest on deposits                                     8,257       8,587
 Interest on other borrowings                               725       1,593
                                                       --------    --------
   Total interest expense                                 8,982      10,180
                                                       --------    --------
   Net interest income                                    5,566      11,227

PROVISION FOR LOAN LOSSES                                35,521       3,000
                                                       --------    --------
   Net interest income (loss) after provision for
    loan losses                                         (29,955)      8,227
                                                       --------    --------
NONINTEREST INCOME
 Service fees                                               830         960
 Net gain on sales of loans - servicing released            481         204
 Net gain on sales of loans - servicing retained              4           -
 Net gain on sales of investment securities                   -         579
 Other-than-temporary impairment on investment securities  (204)          -
 Other noninterest income                                   462         512
                                                       --------    --------
   Total noninterest income                               1,573       2,255
                                                       --------    --------
NONINTEREST EXPENSE
 Compensation and employee benefits                       3,376       4,503
 Building occupancy                                       1,086       1,126
 Real estate owned/collection expense                     4,503          85
 FDIC insurance                                           1,768          45
 Data processing                                            260         244
 Advertising                                                139         219
 Other noninterest expense                                1,138       1,363
                                                       --------    --------
   Total noninterest expense                             12,270       7,585
                                                       --------    --------
NET INCOME (LOSS) BEFORE PROVISION (BENEFIT)
 FOR INCOME TAX                                         (40,652)      2,897

Provision (benefit) for income tax                      (14,336)        881
Deferred tax valuation allowance                         19,400           -
                                                       --------    --------
NET INCOME (LOSS)                                      $(45,716)   $  2,017
Less:  Net income (loss) attributable to
 noncontrolling interests                                   (15)         (3)
                                                       --------    --------
NET INCOME (LOSS) ATTRIBUTABLE TO HORIZON
 FINANCIAL CORP.                                       $(45,701)   $  2,020
                                                       ========    ========

BASIC EARNINGS (LOSS) PER SHARE                          $(3.81)      $0.17
                                                         ======       =====
DILUTED EARNINGS (LOSS) PER SHARE                        $(3.81)      $0.17
                                                         ======       =====

                  (See Notes to Consolidated Financial Statements)

                                           HORIZON FINANCIAL CORP.
                               Consolidated Statements of Stockholders' Equity
                                  Three Months Ended June 30, 2009 and 2008
                                                (unaudited)
                                                                  Accumulated
                                                                     Other                            Total
                             Common Stock                           Compre-                          Compre-
                           ----------------  Additional  Retained   hensive     Non-      Stock-     hensive
                           Number of          Paid-In    Earnings   Income   controlling  holders'   Income
(In thousands)              Shares   At Par   Capital    (Deficit)  (Loss)   Interests    Equity     (Loss)
                           --------  ------   -------    ---------  ------   ---------    -------    ------

BALANCE, March 31, 2008     11,892  $11,892   $50,597     $63,906  $ 1,922     $ 164     $128,481
Comprehensive income
Net income                       -        -         -       2,020        -        (3)       2,017  $  2,017
Other comprehensive income
 (loss)
  Reclassification for net
   gains realized  in
   income, net tax expense
   of $203                       -        -         -           -     (376)        -         (376)     (376)
  Change in unrealized
   losses on available-for-
   sale securities, net tax
   benefit of $569               -        -         -           -   (1,057)        -       (1,057)   (1,057)
                                                                                                   --------
  Total other comprehensive
   loss                                                                                              (1,433)
                                                                                                   --------
 Comprehensive income                                                                              $    584
                                                                                                   ========
Cash dividends on common
 stock at $.135/sh               -        -         -      (1,608)       -         -       (1,608)
Stock options exercised          5        5        22           -        -         -           27
Stock award plan                20       20        87           -        -         -          107
                            ------  -------   -------     -------  -------     -----     --------
BALANCE, June 30, 2008      11,917  $11,917   $50,706     $64,318  $   489     $ 161     $127,591
                            ======  =======   =======     =======  =======     =====     ========

BALANCE, March 31, 2009     11,981  $11,981   $51,298     $28,333  $ 1,414       134     $ 93,160
Comprehensive loss
Net loss                         -        -         -     (45,701)       -       (15)     (45,716) $(45,716)
Other comprehensive income
 (loss)
  Reclassification for net
   losses realized in
   income, net tax benefit
   of $71                        -        -         -           -      133         -          133       133
  Change in unrealized
   losses on available-for-
   sale securities, net
   tax benefit of $48            -        -         -           -      (89)        -          (89)      (89)
                                                                                                   --------
  Total other comprehensive
   income                                                                                                44
                                                                                                   --------
 Comprehensive loss                                                                                $(45,672)
                                                                                                   ========
Stock award plan                14       14      (143)          -        -                   (129)
                            ------  -------   -------     -------  -------     -----     --------
BALANCE, June 30, 2009      11,995  $11,995   $51,155     $17,368  $ 1,458     $ 119     $ 47,359
                            ======  =======   =======     =======  =======     =====     ========

                                   (See Notes to Consolidated Financial Statements)

                            HORIZON FINANCIAL CORP.
               Consolidated Statements of Cash Flows (unaudited)

                                                         Three Months Ended
(In thousands)                                                 June 30,
                                                          2009         2008
                                                       --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                     $(45,701)     $  2,020
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
 Depreciation and amortization                              786           630
 Provision for loan losses                               35,521         3,000
 Provision for loss - real estate owned                     695             -
 Loss on sale of real estate owned                        1,369             -
 Net gain on sale of investment securities                    -          (579)
 Other-than-temporary impairment on investment
  securities available for sale                             204             -
 Net gain on mortgage loans held for sale                  (481)         (204)
 Proceeds from sales of mortgage loans held for sale     42,068        16,269
 Origination of mortgage loans held for sale            (39,824)      (15,735)
 Stock award plan compensation                             (129)          107
 Deferred income taxes                                   (4,236)           75
 Valuation allowance on deferred income taxes            19,400             -
Changes in assets and liabilities:
 Interest and dividends receivable                          284           737
 Interest payable                                          (273)         (122)
 Federal income tax receivable                           (8,576)       (1,799)
 Other assets                                               281          (289)
 Other liabilities                                        1,542          (863)
                                                       --------      --------
   Net cash flows from operating activities               2,930         3,247
                                                       --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in interest-bearing deposits, net             8,283            81
 Purchases of investment securities - available-
  for-sale                                                    -        (4,000)
 Proceeds from sales and maturities of
  investment securities - available-for-sale              3,284         5,487
 Proceeds from maturities of investment
   securities - held-to-maturity                              -            15
 Purchases of FHLB Stock                                      -        (1,148)
 Net change in loans                                     36,999       (59,321)
 Purchases of bank premises and equipment                   (52)         (104)
 Proceeds from the sale of real estate owned             10,718             -
 Net change in investment in joint venture                 (102)         (137)
                                                       --------      --------
   Net cash flows from investing activities              59,130       (59,127)
                                                       --------      --------

                             HORIZON FINANCIAL CORP.
                 Consolidated Statements of Cash Flows (unaudited)
                                 (continued)
                                                       Three Months Ended
(In thousands)                                               June 30,
                                                       2009           2008
                                                     --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net change in deposits                               (57,586)        57,962
 Advances of other borrowed funds                      21,940        121,644
 Repayments of other borrowed funds                   (26,832)      (121,000)
 Borrowing related to investment in real estate
  joint venture                                            60            535
 Common stock issued                                        -             27
 Cash dividends paid                                        -         (1,605)
                                                     --------      ---------
   Net cash flows from financing activities           (62,418)        57,563
                                                     --------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                  (358)         1,683

CASH AND CASH EQUIVALENTS, beginning of period         17,881         22,412
                                                     --------      ---------
CASH AND CASH EQUIVALENTS, end of period             $ 17,523      $  24,095
                                                     ========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid during the period for interest            $  9,256      $  10,302
                                                     ========      =========
 Cash paid during the period for income tax          $      -      $   2,700
                                                     ========      =========

NONCASH INVESTING AND FINANCING TRANSACTIONS
 Property taken in settlement of loans               $ 17,620      $   2,109
                                                     ========      =========
 Bank financed sale of other real estate owned       $  1,528      $       -
                                                     ========      =========


                (See Notes to Consolidated Financial Statements)

                                HORIZON FINANCIAL CORP.
                  SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                    (unaudited)

NOTE 1 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation
---------------------

     The consolidated financial statements as of and for the three months ended June 30, 2009 and 2008, include the accounts of Horizon Financial Corp. ("Horizon Financial" or the "Corporation"), and its wholly-owned subsidiary Horizon Bank ("Horizon Bank" or the "Bank"), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has not engaged in any significant activity other than holding the stock of the Bank.

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

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the three month periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. Annual Report on Form 10-K for the year ended March 31, 2009.

     In preparing these financial statements, the Corporation has evaluated events and transactions for potential recognition or disclosure through August 7, 2009, the date the financial statements were issued. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform with current classifications.

Consolidation of Real Estate Joint Venture
-------------------------------------------

     In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 46R, Consolidation of Variable Interest Entities. FIN 46R explains the concept of a variable interest entity and requires consolidation by the primary beneficiary where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. This interpretation applies to variable interest entities in which an enterprise holds a variable interest. In October 2004, the Bank's wholly-owned subsidiary, Westward Financial Services, Inc. ("Westward Financial"), entered into a real estate development joint venture with Greenbriar Northwest LLC ("GBNW"), an established residential land development company headquartered in Bellingham, Washington. The Corporation believes that GBNW is a variable interest entity with the Corporation as the primary beneficiary. Under FIN 46R, GBNW is consolidated in the Corporation's consolidated balance sheet.
The investment in real estate is recorded as an asset and the related debt is recorded as the Corporation's liability. As of June 30, 2009, the real estate joint venture had a carrying amount of approximately $18.1 million, with a related borrowing of approximately $24.5 million after consolidation treatment under FIN 46R. During the process of consolidation, inter-company transactions were eliminated; including $24.5 million loan receivable and the associated $7.16 million in capitalized interest receivable from GBNW and payable to Horizon Bank.

     The Corporation adopted SFAS No. 160, Noncontrolling Interests on April 1, 2009. As a result, we reclassified $119,000 of minority interest liabilities from liabilities to equity on our balance sheet. Noncontrolling interests' share of net income (loss) was $(15,000) and $(3,000) for the three months ended June 30, 2009 and 2008, respectively.

NOTE 2 - Regulatory Actions

     On February 26, 2009, the Bank entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist ("Order") with the FDIC and the Washington State Department of Financial Institutions ("DFI"). The Order was effective March 2, 2009.

     The Order is a result of a regulatory examination conducted by the FDIC in September 2008. Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DFI. Other material provisions of the Order require the Bank to:

       Strengthen the Bank's board of directors' oversight of management and operations of the Bank;
       Increase and subsequently maintain specified capital levels;
       Enhance its practices and written policies for determining the adequacy of the allowance for loan and lease losses;
       Eliminate loans classified as "Loss" and "Doubtful" at its regulatory examination, and reduce the loans classified as "Substandard" as a percent of capital;
       Not extend additional credit to borrowers whose loan had been classified as "Loss" and is uncollected;
       Develop a plan to reduce delinquent loans;
       Develop a plan to reduce the amount of construction and land development loans;
       Develop a three year strategic plan outlining specific goals for loans, investments and deposits, acceptable to the FDIC;
       Enhance its written funds management and liquidity policy;
       Not increase brokered deposits and develop a plan to reduce brokered deposits; and
       Prepare and submit progress reports to the FDIC and the DFI.

     The Bank has implemented a comprehensive plan to achieve full compliance with the Order. No monetary penalties were imposed or recommended by the FDIC or DFI in connection with the Order. The Order will remain in effect until modified or terminated by the FDIC and the DFI.

     In connection with the FDIC order, the Federal Reserve Bank of San Francisco ("FRB") has notified the Corporation that neither the Corporation nor the Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FRB. In addition, neither the Corporation nor the Bank may make indemnification and severance payments without complying with certain statutory restrictions including prior written approval by the FRB and concurrence from the FDIC.

     The Order contains target dates to achieve the above referenced objectives, which are also outlined in the Form 8-K filing and in Horizon's Form 10-K filing for its fiscal year ended March 31, 2009. As of June 30, 2009, we have completed on-time and submitted to our regulators all requirements that were due within 90 days of the Order's effective date.
There are two key objectives that remain outstanding and were given 270 days for compliance. The first is the requirement to reduce our balances of loans which were classified "substandard" and "doubtful" as of the most recent regulatory exam date to specified levels is expected to be completed by the 270 day target date. The second requirement is to increase our Tier 1 capital ratio to 10% within 270 days. At June 30, 2009, Horizon Bank's Tier 1 capital was $45.3 million, representing 3.17% of average assets. We continue to work with professional investment bankers and other qualified advisors to bring in additional capital to meet the 10% regulatory requirement in accordance with the terms of the agreement.

NOTE 3 - Regulatory Capital

     The Bank's ratio of total capital to risk-weighted assets was 5.28% as of June 30, 2009, which caused the Bank to be deemed "significantly undercapitalized" as of that date under regulatory capital guidelines. The Bank's ratios of Tier 1 capital to average assets and Tier 1 capital to risk-weighted assets were 3.17% and 3.97%, respectively, as of June 30, 2009. In order to be "adequately capitalized" under regulatory capital guidelines, an institution's ratios of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets must be at least 8.0%, 4.0% and 4.0%, respectively.

     As a result of the Bank's regulatory capital ratios being below the adequately capitalized level, certain requirements and restrictions are imposed on the Bank, including the following: (i) the Bank generally may not make any capital distributions to the Corporation; (ii) the Bank must submit a capital restoration plan to the FDIC for the FDIC's review and approval, and the Corporation must guarantee the Bank's performance under that plan; (iii) the Bank may not permit its average total assets during any calendar quarter to exceed its average total assets during the preceding calendar quarter unless (A) the FDIC has accepted the Bank's capital restoration plan, (B) any increase in the Bank's total assets is consistent with the plan, and (C) the Bank's ratio of tangible equity to assets increases during the calendar quarter at a rate sufficient to enable the Bank to become adequately capitalized within a reasonable time; and (iv) the Bank may not acquire any interest in any company or other bank, establish or acquire any additional branch office or engage in any new line of business without prior regulatory approval. The Bank is also prohibited from accepting, renewing or rolling over brokered deposits and is restricted in the effective yield it can offer on deposits.

     As a result of the Bank's "significantly undercapitalized" status as of June 30, 2009, a number of other requirements or restrictions can or will be imposed on the Corporation and the Bank in addition to those described above. These additional requirements and restrictions: (i) prohibit the Bank from paying any bonus to a senior executive officer or providing compensation to a senior executive officer at a rate exceeding the officer's average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month in which the Bank became undercapitalized, without prior written approval from the FDIC; and (ii) require the FDIC to impose one or more of the following on the Bank: (A) require a sale of Bank shares or obligations of the Bank sufficient to return the Bank to adequately capitalized status; (B) if grounds exist for the appointment of a receiver or conservator for the Bank, require the Bank to be acquired or merged with another institution; (C) impose additional restrictions on transactions with affiliates beyond the normal restrictions applicable to all banks; (D) restrict interest paid on deposits to prevailing rates in the Bank's area as determined by the FDIC; (E) impose more stringent growth restrictions than those discussed in the immediately preceding paragraph, or require the Bank to reduce its total assets; (F) require the Bank to alter, reduce or terminate any activities the FDIC determines pose excessive risk to the Bank; (G) order a new election of Bank directors; (H) require the Bank to dismiss any senior executive officer or director who held office for more than 180 days before the Bank became undercapitalized; (I) require the Bank to employ "qualified" senior executive officers; (J) prohibit the Bank from accepting, renewing or rolling over deposits from correspondent institutions; (K) prohibit the Corporation from making capital distributions without Federal Reserve Board approval; (L) require the Corporation to divest the Bank if the regulators determine that the divestiture would improve the Bank's financial condition and future prospects; and (M) require the Bank to take any other action that the FDIC determines will better carry out the purposes of the statute requiring the imposition of one or more of the restrictions described in
(A)-(L) above.   The FDIC also has the discretion to impose certain
restrictions applicable to a "critically undercapitalized" institution (which is an institution which has a ratio of tangible equity to total assets of 2.0% or less), including requiring prior regulatory approval for material transactions outside the usual course of business, extending credit for a highly leveraged transactions, amending the Bank's charter or bylaws, making a material change to accounting methods, paying excessive compensation or bonuses, and paying interest on new or renewed liabilities at a rate that would increase the Bank's weighted average cost of funds to a level significantly exceeding the prevailing rates on interest on deposits in the Bank's normal market areas).

NOTE 4 - Stockholders' Equity

Earnings (Loss) Per Share
-------------------------

     The following table illustrates the reconciliation of weighted average shares, as adjusted, used for earnings (loss) per share for the noted periods:

                                                      Three Months Ended
                                                           June 30,
                                                    ---------------------
                                                      2009         2008
                                                    --------     --------

    Basic weighted average shares outstanding      11,981,529   11,893,813

    Dilutive shares                                         -       71,965
                                                   ----------   ----------
    Diluted weighted average shares outstanding    11,981,529   11,965,778
                                                   ==========   ==========
    Ant-dilutive shares outstanding related to
     options to acquire the Corporation's common
     stock                                            156,564       94,863
                                                   ==========   ==========

NOTE 5 - Stock Option and Restricted Stock Award Plans

Share Based Payment
-------------------

     The Corporation adopted Statement of Financial Accounting Standard ("SFAS" or "Statement") No. 123R, Share-Based Payment, on April 1, 2006 using the "modified prospective" method. Under this method, awards that are granted, modified, or settled after March 31, 2006 are measured and accounted for in accordance with Statement No. 123R. Also under this method, expense is recognized for unvested awards that were granted prior to April 1, 2006 based upon the fair value determined at the grant date under Statement No. 123,
Accounting for Stock-based Compensation.   The Corporation recognized
compensation expense of $121,000 and $107,000, respectively, for the quarters ended June 30, 2009 and 2008. Also included in additional paid in capital for the quarter ended June 30, 2009 was $149,000 of compensation expense reversals due to pre-vesting forfeitures and $115,000 in tax shortfall due to the change in the fair value of restricted stock awards. As of June 30, 2009 and 2008, there was approximately $85,000 and $395,000, respectively, of total unrecognized compensation cost related to nonvested options and restricted stock awards which is scheduled to amortize over the next three years. The Corporation measures the fair value of each stock option grant at the date of grant, using the Black Scholes option pricing model.

     The Corporation may grant awards, typically options and restricted stock, for a maximum of 937,500 shares, as adjusted, of authorized common stock to certain officers and key employees under the 2005 Incentive Stock Plan. These awards may or may not vest immediately upon issuance based on the terms established by the Board of Directors. All awards are generally exercisable within one to five years from the date of grant and, in the case of option awards, expire after ten years. Dividends are paid on restricted stock grants during the restricted period. All options are granted at an exercise price equal to the fair market value (average of the high and low price for the day) of the Corporation's common stock on the date of grant. Dividends are not paid on any option awards until the option is exercised by the recipient.

     The following table summarizes the stock option activity for the three months ended June 30, 2009:

                                                        Weighted
                                            Weighted     average
                                  Out-       average    remaining   Aggregate
                                standing    exercise   contractual  intrinsic
                                 under        price       term      value (in
Stock Options                    plan       per share  (in years)   thousands)
-------------                   -------     ---------  ----------   ---------

Balance,  March 31, 2009        156,256       $12.61
   Granted                            -            -
   Exercised                          -            -
   Forfeited, expired or
    cancelled                    (2,478)       20.46
                                -------       ------      ----        -----
Balance,  June 30, 2009         153,778       $12.49      4.23        $   -
                                =======       ======      ====        =====

Exercisable, June 30, 2009      128,311       $12.26      3.44        $   -
                                =======       ======      ====        =====

     The total intrinsic value, the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date, of options exercised for the three months ended June 30, 2009 and 2008 was $0 and $6,500, respectively.

     The following table summarizes the award activity for the three months ended June 30, 2009 under the 2005 stock plan:

                                                        Weighted
                                            Weighted     average
                                  Out-       average    remaining
                                standing      grant    contractual
                                 under        price       term
Restricted Stock Awards          plan       per share  (in years)
-----------------------         -------     ---------  ----------

Balance,  March 31, 2009         23,708       $20.58       0.47
   Granted                            -            -
   Released                     (14,149)       21.37
   Forfeited, expired or
    cancelled                    (3,593)       20.50
                                 ------       ------       ----
Balance,  June 30, 2009           5,966       $18.73       0.75
                                 ======       ======       ====

NOTE 6 - Fair Value Measurements

     FSP No. FAS 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments, whether or not recognized in the consolidated financial statements. The following table presents estimated fair values of our financial instruments at June 30, 2009 (in thousands):

                                                     Carrying
(In thousands)                                        Amount      Fair Value
                                                    ----------   ------------
Financial Assets
  Cash and cash equivalents                        $   17,523    $   17,523
  Interest-bearing deposits                           117,876       117,876
  Investment securities                                63,428        63,431
  Federal Home Loan Bank stock                          7,247         7,247
  Loans held-for-sale                                   2,982         2,982
  Loans receivable                                  1,034,776     1,044,620
  Investment in real estate joint venture              18,087        21,800
  Bank owned life insurance                            20,350        20,350
  Accrued interest and dividends receivable             6,345         6,345

Financial Liabilities
  Demand and savings deposits                         315,903       315,903
  Time deposits                                       856,275       863,640
  Accrued interest payable                              1,617         1,617
  Other borrowed funds                                109,456       110,576
  Borrowing related to investment in real
   estate joint venture                                24,500        24,500

     We determined the estimated fair value amounts using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

     Federal Home Loan Bank of Seattle Stock - FHLB stock is carried at $100 par value. This investment is considered restricted, at a minimum, the investment must be maintained in order to obtain borrowing commitments from FHLB. The Corporation may redeem its investment only at par value, which is used as the estimated market value. In January 2009, the FHLB announced it suspended excess FHLB stock redemptions and dividend payments. As a result of the FHLB's announcement, we evaluated the carrying value of our FHLB stock investment for impairment based on the FHLB of Seattle's May 20, 2009 press release and filing date of the March 31, 2009 Form 10-Q. Our review of its financial statement disclosures, capital position, and bond ratings resulted in our conclusion that such investment was not impaired at June 30, 2009.

     Loan Receivables - The fair value of loans generally is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value calculation, however, does not take into consideration the ultimate collectibility of the loan. For certain homogeneous categories of loans, such as those written to FHLMC standards, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

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

     Investment and Borrowing in Investment in Real Estate Joint Venture - The fair value of the investment in real estate in a joint venture was determined based on an appraisal of the underlying collateral. The borrowing associated with the investment is an adjustable rate borrowing; therefore, the recorded book value is believed to approximate fair value.

     Real Estate Owned - The fair value of foreclosed real estate is generally based on estimated market prices from independently prepared appraisals or negotiated sales prices with potential buyers and are included in the nonrecurring basis table below.

     Bank Owned Life Insurance - The fair value of Bank owned life insurance policies are based on cash surrender value of the insurance contract, less any applicable surrender charges.

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

     Off-Balance-Sheet Instruments - The Corporation's off-balance-sheet instruments include unfunded commitments to extend credit and borrowing facilities available to the Corporation. The fair value of these instruments is not considered practicable to estimate because of the lack of quoted market price and the inability to estimate fair value without incurring excessive costs.

     FASB Statement No. 157, Fair Value Measurements, establishes a new framework for measuring fair value and expands related disclosures. Statement No. 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The Statement No. 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

     The following table presents the Corporation's financial assets measured at fair value on a recurring basis at June 30, 2009 (in thousands):

                                 Level 1     Level 2    Level 3    Total
                                 -------     -------    -------    -----
       Assets
       Available for Sale
       Investment securities     $1,042     $62,378    $    -     $63,420
                                 ------     -------    ------     -------
       Total                     $1,042     $62,378    $    -     $63,420
                                 ======     =======    ======     =======

     The following table presents the Corporation's assets measured at fair value on a nonrecurring basis at June 30, 2009 and the total losses resulting from these fair value adjustments for the three months ended June 30, 2009 (in thousands):

                                                                        Total
                               Level 1   Level 2    Level 3   Total    Losses
                               -------   -------    -------   -----    ------
       Assets
       Impaired loans          $   -     $    -    $196,871  $196,871  $23,174
       Real estate owned           -          -      22,537    22,537    1,369
                               -----     ------    --------  --------  -------
       Total                   $   -     $    -    $219,408  $219,408  $24,543
                               =====     ======    ========  ========  =======

     In accordance with FASB Statement 114, Accounting by Creditors for Impairment of a Loan, impaired loans, with carrying amounts of $154.9 million had specific valuation allowances totaling $38.9 million at June 30, 2009, which were included in the allowance for loan losses. The remaining difference between the $196.9 million of impaired loans and the $154.9 million with specific valuation allowances is comprised of $42.0 million of impaired loans with no measureable amount of probable loss.

NOTE 7 - Investments
--------------------

     The Corporation reviews securities for the presence of other-than-temporary impairment ("OTTI") on an ongoing basis when economic or market concerns warrant such evaluation. Consideration is given to: (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer and (3) intent and ability to retain a security for a period of time sufficient to allow for any anticipated recovery in fair value. Declines in the fair value of available for sale and held to maturity securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. During the quarter ended June 30, 2009, the Bank recognized a $204,000 OTTI charge related to 19 non-agency private-label mortgage-backed securities. These private label mortgage-backed securities are included in investments available for sale where the default rates, declines in investment ratings and loss severities of the underlying collateral indicate credit losses have occurred that are not expected to be recovered. The measured loss has been identified with the credit component of the securities and is not reflective of a temporary change in market value. These securities were valued by third party pricing services using readily available market quotes. There were no similar charges recorded during the three months ended March 31, 2009 and June 30, 2008.

NOTE 8 - Income Taxes
---------------------

     At June 30, 2009, the Corporation had $19.4 million of net deferred tax asset which were comprised of tax-affected cumulative temporary differences, which have resulted, to a large extent, from the significant increase in the provision for loan losses. In evaluating the need for a valuation allowance, the Corporation considered all of the events and evidence available, including the Corporation's cumulative loss position, income tax carry-back and carry-forward benefits and the challenges in predicting future operating results. Management concluded that it is more likely than not that the majority of the net deferred tax asset will not be available as a benefit in future periods due to uncertainties surrounding the Corporation's ability to generate sufficient taxable income. This determination was a result of recent events in the market and the challenges we face in forecasting future profit levels on a continuing basis. Therefore, at June 30, 2009 the Corporation recognized a valuation allowance to fully reserve against the net deferred tax asset. The Corporation incurred an additional accounting income tax provision in the amount of $19.4 million, primarily as a result of recognizing the valuation allowance against the net deferred tax asset.

     The non-cash valuation allowance that has been established may be partially or entirely reduced in future periods to the extent the Corporation can generate taxable income sufficient to offset the tax deductions represented by the net deferred tax asset. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized that will have a positive non-cash impact on the Corporation's net income and stockholders' equity.

NOTE 9 - Impact of New Accounting Pronouncements
------------------------------------------------

     In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States (the GAAP hierarchy). This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

     In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 changes how to determine when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether to consolidate an entity is based on, among other things, an entity's purpose and design and the Corporation's ability to direct the activities of the entity that most significantly impact the entity's economic performance. SFAS 167 requires additional disclosures about the Corporation's involvement with variable interest entities and any significant changes in risk exposure due to that involvement. Required disclosures include how the involvement with a variable interest entity affects the company's financial statements. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

     In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets ("SFAS 166"). SFAS 166 is a revision to Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and a company's continuing involvement in transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009, and is not expected to have a material impact on our consolidated financial statements.

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

Forward Looking Statements
--------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations and this Form 10-Q contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "intend," "should," "plan," "project," "estimate," "potential," "seek," "strive," or "try" or other conditional verbs such as "will," "would," "should," "could," or "may" or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which we operate, projections of future performance, perceived opportunities in the market, potential future credit experience, and statements regarding our strategies. Our ability to predict results or the actual effects of our plans or strategies is inherently uncertain. Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs that may be impacted by deterioration in the housing and commercial real estate markets and may lead to increased losses and non-performing assets in our loan portfolio, result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets including changes in the ability of the issuers of trust preferred securities we own to repay their obligations; results of examinations of us by the Federal Reserve Bank of San Francisco and our bank subsidiary by the Federal Deposit Insurance Corporation ("FDIC"), the Washington State Department of Financial Institutions, Division of Banks ("DFI") or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits, which could adversely affect our liquidity and earnings; the possibility that we will be unable to comply with the conditions imposed upon us by the Order to Cease and Desist issued by the DFI and the FDIC, including but not limited to our ability to increase our capital, reduce our non-performing assets and reduce our reliance on brokered certificates of deposit, which could result in the imposition of additional restrictions on our operations; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies, principles and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; our ability to lease excess space in Company-owned buildings; and other risks detailed in this Form 10-Q and our Form 10-K for the fiscal year ended March 31, 2009. Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for the remainder of 2009 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Corporation's operating and stock performance.


Overview
--------

     Horizon Financial Corp. ("Horizon Financial" or the "Corporation") was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank ("Horizon Bank" or the "Bank") effective October 13, 1995.
At June 30, 2009, Horizon Financial had total assets of $1.36 billion, total deposits of $1.17 billion and total equity of $47.4 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary.

     The Bank was organized in 1922 as a Washington State chartered mutual savings and loan association and converted to a federal mutual savings and loan association in 1934. In 1979, the Bank converted to a Washington State chartered mutual savings bank. On August 12, 1986, the Bank converted to a state chartered stock savings bank under the name "Horizon Bank, a savings bank". Effective March 1, 2000, the Bank changed its name to its current name, "Horizon Bank". The Bank became a member of the Federal Home Loan Bank ("FHLB") of Seattle in December 1998. Effective August 1, 2005, the Bank converted from a state chartered savings bank organized under Title 32 of the Revised Code of Washington ("RCW") to a state chartered commercial bank organized under Title 30 of the RCW. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to applicable limits.

     The Corporation's results of operations depend on revenue generated from its net interest income and to a lesser extent from noninterest income. Net interest income is the difference between the interest income the Corporation earns on its interest-earning assets (consisting primarily of loans and investments securities) and the interest the Corporation pays on its interest-bearing liabilities (consisting primarily of customer savings and money market accounts, time deposits and borrowings). Noninterest income consists primarily of service charges on deposit and loan accounts, gains on the sale of loans and investments, mortgage origination fee income and loan servicing fees. The Corporation's results of operations are also affected by its provisions for loan losses and other expenses. Other expenses consist primarily of noninterest expense, including real estate owned/collection expense, compensation and benefits, occupancy, equipment, data processing, marketing, automated teller machine costs, legal, accounting and, FDIC deposit insurance premiums. The Corporation's results of operations may also be affected significantly by economic and competitive conditions, changes in market interest rates, changes in real estate market conditions, governmental policies and actions of regulatory authorities, as well as other factors identified under the caption "Forward Looking Statements" above.

Financial Overview
------------------

Highlights for the first fiscal quarter ended June 30, 2009 include the following:

       The net loss for the three months ended June 30, 2009 was $45.7 million or $3.81 per diluted share as compared to net income of $2.0 million or $0.17 per diluted share for the three month period ended June 30, 2008. The loss was largely due a $35.5 million provision for loan losses, a $19.4 million valuation allowance against the net deferred tax asset and an increase in non-interest expenses.
       The current period losses resulted in the Bank being "significantly undercapitalized" by regulatory definition as of June 30, 2009. See
       Note 2 of the notes to the consolidated financial statements.
       A $19.4 million valuation allowance was taken against the net deferred tax asset, which is comprised of tax effected cumulative temporary differences, largely from the provision for loan losses. Management considered all evidence available, including the tax carry-back and carry-forward benefits, and concluded that it is more likely than not that the majority of the net deferred tax asset will not be available as a benefit in future periods.
       During the quarter ended June 30, 2009, we charged off $204,000 associated with our measurement for other than temporary impairment of our private label mortgage-backed securities.
       The provision for loan losses for the three months ended June 30, 2009 was $35.5 million as compared to the year ago quarter of $3.0 million, which was necessary to meet management's estimate for probable losses. The total non-interest expense for the three months ended June 30, 2009 was $12.3 million as compared to $7.6 million for the three months ended June 30, 2008. The largest contributors to the increase in non-interest expense came from write-downs from other real estate owned, an increase in FDIC premiums and higher costs associated with loan workouts and credit administration.

       Total non-performing assets increased to $138.4 million as of June 30, 2009 compared to $104.7 million at March 31, 2009 and $38.6 million as of June 30, 2008 due in large part to a transition of delinquent loans to non-accrual status.
       Total assets were $1.36 billion as of June 30, 2009 as compared to $1.47 billion as of March 31, 2009 and $1.45 billion as of June 30, 2008.
       Gross loans were $1.09 billion as of June 30, 2009 as compared to $1.16 billion as of March 31, 2009 and $1.26 billion as of June 30, 2008.
       The decline in loans is the result of management's efforts to de-leverage the balance sheet by transitioning problem loans off the balance sheet or to real estate owned in order to market the acquired property for sale.
       Total deposits were $1.2 billion as of June 30, 2009 as compared to $1.2 billion as of March 31, 2009 and $1.1 billion as of June 30, 2008. Management has increased core deposits by paying above average deposit rates and focusing the retail branches on deposit gathering campaigns. The Bank will now be limited in its ability to pay rates on deposits, which is capped at 75 basis points above the prevailing market rate as a result of its "significantly undercapitalized" status as of June 30, 2009.
       The net interest margin for the three months ended June 30, 2009 was 1.73% as compared to the same period ended June 30, 2008 at 3.40%. The net interest margin has declined as a result of the increase in non-performing assets, and an increase of liquidity that is earning lower yields than the cost of the liabilities.
       The Bank's regulatory Tier 1 capital ratio was 3.97% for the quarter ended June 30, 2009 compared to 7.29% as of March 31, 2009 and 9.31% as of June 30, 2008. Our regulatory capital ratios have trended downward due to the net losses resulting from provision for loan losses, the valuation allowance for the net deferred tax asset, the increase in non-interest expenses and lower net interest income.

Business Strategy
-----------------

     The Corporation serves as a holding company for the Bank, providing strategic oversight, management, access to capital and other resources and activities typically performed by bank holding companies. The Bank has 18 full-service offices, four commercial loan centers and four real estate loan centers throughout Whatcom, Skagit, Snohomish and Pierce Counties in Washington.

     The Corporation's immediate business focus is to return the Bank to a well-capitalized and profitable community bank, dedicated to a diversified base of commercial lending, home mortgage lending, consumer lending, small business lending and providing competitive deposit and cash-management services to our personal and business customers. The Corporation has sought to implement this strategy by: (i) focusing our sales efforts on commercial banking opportunities; (ii) providing competitive, personalized financial services to individuals and business customers served by our branch network;
(iii) selling our fixed rate mortgages to the secondary market; (iv) working with financially challenged borrowers to achieve an efficient resolution in order to improve asset quality; (v) prudently managing our operating expenses by reducing compensation costs and renegotiating vendor contracts; (vi) seeking opportunities to meet the capital requirements set forth in the Order;
(vii) increase liquidity by offering above average deposit rates in our retail branches; though we are limited by regulation to offering deposit rates at or below the limitation of 75 basis points above the prevailing market rate as a result of the Bank's status as a "significantly undercapitalized" institution as of June 30, 2009; and (viii) reducing reliance on FHLB borrowings and brokered CDs, as we are currently prohibited from accepting or renewing brokered deposits.

     One of our high priorities from the above business focus list is to increase the regulatory capital levels to the required level and to improve asset quality and deleverage the balance sheet. We mobilized our efforts beginning with the quarter ended September 30, 2008 when we expanded our special assets team, which is responsible for working out problem assets that have grown substantially over the past nine months ended June 30, 2009. We have successfully shifted some of our lending personnel within the Bank to assist with loan workouts, collections and monitoring. Our capital raise strategy includes the engagement of professional investment bankers to assist with the process of identifying and securing a capital injection.

     The primary long-term business strategy of the Bank is to acquire funds in the form of deposits gathered from our retail branches and to use the funds to originate commercial, consumer, and real estate loans in its primary market area. In addition, and to a lesser extent, the Bank invests in a variety of investment grade securities including, but not necessarily limited to U.S. Government and federal agency obligations, mortgage-backed securities, corporate debt, equity securities, and municipal securities. The Bank intends to reduce its reliance on FHLB advances and brokered deposits from its current levels as it focuses on deleveraging its balance sheet. In the future, once it has returned to adequately capitalized status or better and is no longer subject to regulatory restrictions on its asset growth, the Bank expects to increase loans at a pace that is consistent with its ability to grow core deposits in its retail and commercial branch network.

Comparison of Financial Condition at June 30, 2009 and March 31, 2009
---------------------------------------------------------------------

     Overview. Our assets are comprised primarily of loans for which we receive interest and principal repayments from our customers, as well as cash and investment securities. Total consolidated assets for the Corporation at June 30, 2009, decreased to $1.36 billion or 7.3% from $1.47 billion at March 31, 2009. This decrease in assets was primarily attributable to a decrease in net loans receivable to $1.03 billion as of June 30, 2009 compared to $1.12 billion as of March 31, 2009.

     Loans. Total loans receivable decreased $76.4 million or 6.6% during the first quarter of fiscal 2010 to $1.09 billion at June 30, 2009 compared to $1.16 billion at March 31, 2009. The decrease in total loans receivable was attributable to reductions in several loan categories, including a $38.6 million decrease in commercial construction loans, $15.4 million in commercial land development loans, $12.1 million in one-to-four family mortgage loans and
$8.7 million in commercial business loans.    The commercial construction
category includes commercial speculative one-to-four family (large one-to-four family developments and condominium projects), multifamily and commercial. These reductions were the result of a combination of factors, including management's efforts to work out of specific loans resulting in payoffs, $17.6 million in loan balances were transferred to the Bank's real estate owned and borrower's paid down principal balances.

     As reflected in the table below, approximately 63.4% of our total net loan portfolio consists of commercial and multifamily real estate and construction and land development loans.

     The following is an analysis of the loan portfolio by major loan categories:

                                June 30,        %       March 31,       %
(Dollars in thousands)            2009    of Portfolio    2009    of Portfolio
                                -------   ------------  --------  ------------
One-to-four family mortgage
 loans
  One-to-four family         $  153,005       14.1%   $  167,048      14.4%
  One-to-four family
   construction                  21,396        1.9%       28,290       2.4%
  Less participations sold      (34,006)      (3.1)%     (42,853)     (3.7)%
                             ----------      -----    ----------     -----
  Net one-to-four family
     mortgage loans             140,395       12.9%      152,485      13.1%
Commercial land development     171,198       15.8%      186,580      16.0%
Commercial construction (1)     183,579       16.9%      222,207      19.1%
Multifamily residential          55,180        5.1%       51,970       4.5%
Commercial real estate          278,928       25.6%      281,481      24.2%
Commercial business loans       193,307       17.8%      201,973      17.4%
Home equity secured              54,387        5.0%       58,228       5.0%
Other consumer loans              9,301         .9%        7,717        .7%
                             ----------      -----    ----------     -----
    Subtotal                    945,880       87.1%    1,010,156      86.9%
                             ----------      -----    ----------     -----
Total loans receivable        1,086,275      100.0%    1,162,641     100.0%
                             ----------      -----    ----------     -----
Less:
  Allowance for loan losses     (51,499)                 (38,981)
                             ----------               ----------
  Net loans receivable       $1,034,776               $1,123,660
                             ==========               ==========

Net residential loans        $  136,680       13.2%   $  149,625      13.3%
Net commercial business loans   182,117       17.6%      193,687      17.2%
Net commercial real estate
 loans (2)                      655,616       63.4%      716,743      63.8%
Net consumer loans (3)           60,363        5.8%       63,605       5.7%
                             ----------      -----    ----------     -----
                             $1,034,776      100.0%   $1,123,660     100.0%
                             ==========      =====    ==========     =====

(1) Includes $33.6 million and $37.2 million in condominium construction projects at June 30, 2009 and March 31, 2009, respectively.
(2) Includes construction and development, multi-family and commercial real estate loans.
(3) Includes home equity and other consumer loans.

     Management is focused on a strategy to reduce the level of exposure to construction and land development loans at this time during the economic slowdown and has discontinued this type of lending. The current concentration level could subject us to further losses resulting from declines in real estate values and the related effects on our borrowers. As a result of the volatile real estate market, we have recognized the risk in construction loans in our allowance for loan losses.

Management intends to continue reducing its concentration in construction and land development loans in order to improve liquidity and mitigate the risk to future losses.

     The following table is provides additional details on the Corporation's construction and land development loan portfolio:

                                          June 30, 2009      March 31,  2009
                                        -----------------   -----------------
(Dollars in thousands)                  Amount    Percent   Amount    Percent
                                        ------    -------   ------    -------
Speculative construction one-to-four
 family                               $ 13,374      3.6%   $ 19,280      4.4%
Custom construction one-to-four
 family                                  8,022      2.1%      9,010      2.1%
                                      --------    -----    --------    -----
  Total one-to-four family
   construction                         21,396      5.7%     28,290      6.5%

Commercial speculative construction
 one-to-four family                    107,362     28.6%    142,315     32.6%
Commercial construction multi family     4,306      1.1%      8,439      1.9%
Commercial construction                 71,911     19.1%     71,453     16.3%
Commercial residential land
 development                           171,198     45.5%    186,580     42.7%
                                      --------    -----    --------    -----
  Total commercial construction and
   land development                    354,777     94.3%    408,787     93.5%
                                      --------    -----    --------    -----
  Total construction loans            $376,173    100.0%   $437,077    100.0%
                                      ========    =====    ========    =====

     Federal Home Loan Bank ("FHLB") Stock. The investment in the FHLB of Seattle stock totaled $7.25 million as of June 30, 2009 as compared to $10.0 million as of the same period one year ago. The investment in the FHLB stock is a restricted investment carried at par value ($100 per share), which approximates its fair value.

     Management has evaluated the FHLB stock for impairment by giving consideration to the length of time the FHLB of Seattle is likely to withhold cash dividends, redeem stock, and meet commitments to make payments. We are carefully evaluating the impact of regulatory capital changes and the liquidity position on the potential for impairment. We have reviewed the most recent unaudited financial statements included in the March 31, 2009 Form 10-Q filing of the FHLB of Seattle. The Form 10-Q filing noted that the FHLB of Seattle did not meet one of the three statutory capital requirements. The three capital requirements are 1) risk-based capital, 2) capital-to-asset ratio, and 3) leverage capital ratio. The FHLB of Seattle did not meet the risk-based capital requirements as of March 31, 2009, but was in compliance with the other two statutory capital ratios. It was further noted in the Form 10-Q of the FHLB of Seattle that a recovery in the market value of the private-label mortgage-backed securities held by the FHLB of Seattle occurred in January and February 2009, which allowed the FHLB of Seattle to redeem $669,000 of Class B capital stock. On February 28, 2009, stock redemptions were once again halted when the private-label securities were downgraded by a rating agency. The FHLB of Seattle Board of Directors has taken steps to restore the risk-based capital by suspending the issuance of Class A stock, issuing only Class B stock (considered permanent capital) and suspended the redemption and repurchase of Class A and Class B stock and the payment of dividends until such time the deficiency of the risk-based capital ratio is corrected.

     The FHLB of Seattle reported a $16.3 million loss for the quarter ended March 31, 2009. The FHLB of Seattle attributes its first quarter 2009 net loss primarily to $71.7 million of OTTI charges on certain of its private-label mortgage-backed securities that are classified as held-to-maturity. As a result of its net loss for the first quarter 2009, the FHLB of Seattle also reported a $1.1 billion accumulated other comprehensive loss and total capital of $961 million as of March 31, 2009, as compared with total capital of $1.8 billion as of December 31, 2008. The OTTI recognized in accumulated other comprehensive loss is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future cash flows, over the remaining life of each security. The accretion increases the carrying value of each security and does not affect earnings unless the security is subsequently sold or has an additional OTTI charge that is recognized in earnings. The FHLB of Seattle's first quarter 2009 OTTI charge reflects the effects of isolating the portion of the loss that is directly associated with the other than temporary impairment of the private-label mortgage-backed securities. As a result of our review and intent to hold the security to maturity, the Corporation has not recorded an OTTI charge on its investment in FHLB of Seattle stock.

     Investment Securities. The Bank's investment portfolio is comprised of the following securities: government agencies, municipal bonds, mortgage-backed securities, collateralized mortgage obligations ("CMOs") and common stock. The total carrying amount of these securities was $63.4 million as of June 30, 2009 as compared to $66.9 million as of March 31, 2009, which represented a decrease of $3.5 million or 5.2%. During the quarter ended June 30, 2009, the Bank elected not to renew maturing securities or replace pay downs of principal with new investment securities.

     The table below presents the available for sale ("AFS") and held-to-maturity ("HTM") amortized cost, fair value and unrealized gain or loss as of June 30, 2009:

                                               Gross       Gross
                                            Unrealized   Unrealized
                                   Gross       Losses      Losses    Estimated
                      Amortized  Unrealized  12 Months  Greater Than   Fair
(In thousands)           Cost      Gains      or Less     12 Months    Value
                      ---------  ----------  ---------  ------------ ---------
AFS Securities
 State and political
  subdivisions and U.S.
  government agency
  securities           $25,534     $  824      $ (13)      $(331)     $26,014
 Marketable equity
  securities               562        588       (108)          -        1,042
 Mortage-backed
  securities and
  collateralized
  mortgage
  obligations (CMOs)    35,082      1,634          -        (352)      36,364
                       -------     ------      -----       -----      -------
  Total available-for-
   sale securities      61,178      3,046       (121)       (683)      63,420
                       -------     ------      -----       -----      -------
HTM Securities
 Mortgage-backed
  securities and CMOs        8          3          -           -           11
                       -------     ------      -----       -----      -------
  Total held-to-
   maturity securities       8          3          -           -           11
                       -------     ------      -----       -----      -------
 Total securities      $61,186     $3,049      $(121)      $(683)     $63,431
                       =======     ======      =====       =====      =======

     Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. At June 30, 2009, the Corporation has evaluated these securities and determined that the decline in value was temporary and related to the change in market interest rates since purchase as well as the current instability in the credit markets. The decline in value was not related to any company or industry specific event. At June 30, 2009, there are 60 investment securities exceeding a twelve month period with an amortized cost of $5.7 million. The Corporation anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of more favorable market interest rates.

     Management evaluated securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to: (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer and (3) intent and ability to retain a security for a period of time sufficient to allow for any anticipated recovery in fair value. Declines in the fair value of available for sale and held to maturity securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. During the quarter ended June 30, 2009, the Bank recognized a $204,000 OTTI charge related to 19 non-agency private-label mortgage-backed securities. These private label mortgage-backed securities are included in investments available for sale where the default rates, declines in investment ratings and loss severities of the underlying collateral indicate credit losses have occurred that are not expected to be recovered. The measured loss has been identified with the credit component of the securities and is not reflective of a temporary change in market value. These securities were valued by third party pricing services using readily available market quotes. There were no similar charges recorded during the three months ended March 31, 2009 and June 30, 2008.

     The table below presents the AFS and HTM maturity schedule of the securities as of June 30, 2009:

                              Maturity Schedule of Securities at June 30, 2009
                              -----------------------------------------------
                                Available-For-Sale        Held-To-Maturity
                              ----------------------   ----------------------
                              Amortized   Estimated    Amortized    Estimated
(In thousands)                   Cost     Fair Value      Cost     Fair Value
                              ---------   ----------   ---------   ----------
Maturities:
 Less than one year            $ 1,244     $ 1,259       $  -        $  -
 One to five years              12,307      12,958          -           -
 Over five to ten years         22,606      23,125          8          11
 Over ten years                 24,459      25,036          -           -
                               -------     -------       ----        ----
                                60,616      62,378          8          11
                               -------     -------       ----        ----
Mutual funds and marketable
 equity securities                 562       1,042          -           -
                               -------     -------       ----        ----
Total investment securities    $61,178     $63,420       $  8        $ 11
                               =======     =======       ====        ====

     The following table shows securities, which were pledged to secure borrowings, public deposits, repurchase agreements and other items, as permitted or required by law at June 30, 2009:
                                                           Book      Market
   (In thousands)                                          Value     Value
                                                          -------   -------

   To the Federal Home Loan Bank to secure borrowings     $ 4,770   $ 5,007
   To the Federal Reserve Bank to secure borrowings         7,999     8,305
   To state government to secure public funds              11,917    12,528
   To secure repurchase agreements                         10,946    11,135
   To the Federal Reserve Bank to secure customer tax
    payments                                                  914       977
   Other pledged investments                                2,197     2,316
                                                          -------   -------
                                                          $38,713   $40,268
                                                          =======   =======

     Asset Quality and Non-Performing Assets. The Corporation manages its credit risk exposure by managing the loan concentrations, ensuring sufficient underwriting policies and procedures, conducting loan reviews, and monitoring overall best practices. Delinquent and problem loans, however, are a part of any financial institution and become the responsibility of the special assets group to monitor and work out. When a borrower fails to make payments, the Corporation implements certain strategies that are designed to work with the borrower in order to collect delinquent loans. In those cases where collection efforts are exhausted, the Bank works to gain control of the property through foreclosure or other available means.

     Allowance for Loan Losses. There are several elements that contribute to management's estimate of the allowance for loan losses ("ALLL"). The foundation of our ALLL begins with a proper loan grading system. The loan grading system ensures that loans are properly graded based on the risk profile which takes into account such factors as net worth, cash flow, capacity to service debt, eligible collateral and financial capacity of
guarantors (if applicable).  Our loan grading system ranges from 1   8, with a
"1" being considered a prime borrower of strong financial capacity and an "8" being a loan classified as a loss. Loans that are identified to be "high" risk (rating a 6 or above) are defined as adversely classified. The loan grading system is the responsibility of our Credit Administration, which administers the internal controls and oversight to ensure the loan grading system identifies, classifies and monitors all graded loans. We regularly evaluate our loan portfolio to ensure the accuracy of risk ratings throughout the life of the loans.

     The measurement of the ALLL is a culmination of the two separate measurements performed in accordance with FASB SFAS No. 5 and No. 114. The measurement for contingent losses for SFAS 114 are measured for impairment at the individual loan level, whereas for SFAS 5 they are analyzed by applying loss rates to the aggregate groups of loan balances with common risk
characteristics.   Each of these are explained in greater detail in the
subsequent paragraphs.

     The work performed in accordance with SFAS No. 114 measures individual loans for impairment when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. These loans are often defined as adversely classified and are measured by the most appropriate method using either the present value of the expected future cash flows, or the net realizable value (fair value of collateral less costs to complete and sell), or the loan's observable market price. The majority of our impaired loans as of June 30, 2009 were measured using the net realizable value since the loans were dependent upon the sale of collateral to meet the obligation. The process of measuring for impairment includes obtaining market appraisals and estimating the costs to complete and sell the collateral supporting the loan. Management does apply judgment and estimates to measuring a collateral dependent loan for impairment. Management may consider other sources for information such as internet websites that publish fair values of properties and track market changes in real estate values as well as published subscriptions to industry experts such as RealEstats. The information obtained from recent appraisals and other sources for information resulted in an increase in loans measured for impairment on an individual basis in accordance with SFAS 114, which contributed to the $35.5 million provision for loan losses at June 30, 2009, which increased the allowance for loan losses from $39.0 million at March 31, 2009 to $51.5 million at June 30, 2009.

     The loans that do not meet the definition for "impairment" are aggregated into separate pools based on loan type and loan risk (grade) in accordance with FASB SFAS No. 5. A loan loss rate is applied to each pool using a range of values obtained from historical data published from relevant sources or the Bank's own loan loss experience. The range of loss rates used in our SFAS 5 analysis at June 30, 2009 were from a low of 0.16% to a high of 9.24%. The calculated range of loss rates were applied to the corresponding loan pools based on risk characteristics in order to arrive at the measured reserve amount for unallocated loans. Management does consider other factors that influence the reasonable range for the SFAS 5 estimated contingent losses. Some of the qualitative factors influencing the SFAS 5 calculations include:
1) trends in charge-offs, 2) trends in delinquent loans, 3) trends in non-performing loans, 4) changes in the nature and volume of loans, 5) experience and ability of lending management, 6) trends in adversely classified loans, 7) changes in loan concentration, and

8) national and local economics. Based on management's methodology and best estimate, we measured the accounting contingent loss for the SFAS 5 portion of the allowance to be above the mid-point of the range due to the influence of the negative trends of the qualitative factors.

     The ALLL reflects the aggregate amount of the two separate measurements described above (SFAS 5 and SFAS 114), which as of June 30, 2009 totaled $51.5 million. The methodology for measuring the ALLL is documented in our policies and reflects management's best estimate of future probable loan losses, which have been carefully reviewed and approved by our Board of Directors. While the Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase or decrease its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document. Any material increase in the allowance for loan losses would adversely affect the Bank's financial condition and results of operations.

     The following table summarizes the allowance for loan losses, charge-offs, and loan recoveries:

                                                  For the Quarter Ended
                                             --------------------------------
                                             June 30,    March 31,    June 30,
                                               2009        2009         2008
                                             -------     --------     -------
(Dollars in thousands)

Allowance at beginning of period             $ 38,981    $ 25,309    $ 19,114
Provision for loan losses                      35,521      40,000       3,000
Charge offs (net of recoveries)               (23,003)    (26,328)     (2,965)
                                             --------    --------    --------
Allowance at  end of period                  $ 51,499    $ 38,981    $ 19,149
                                             ========    ========    ========

Allowance for loan losses as a percentage
 of gross loans receivable at the end of
 the period                                      4.74%       3.35%       1.51%

Allowance for loan losses as a percentage
 of net loans receivable at the end of
 the period                                      4.98%       3.47%       1.54%

Net charge-offs as a percentage of average
 loans outstanding during the period             2.08%       2.24%       0.24%

Allowance for loan losses as a percentage
 of non-performing loans                        44.43%      45.63%      53.46%

Allowance for loan losses as a percentage
  of non-performing assets                      37.20%      37.25%      49.63%

     The allowance for loan losses reflects the estimated losses and is adjusted through the provision for loan losses, which is charged to earnings. Loan charge-offs against the allowance occur when management believes the collection of the identified loan balance is not likely to occur. Subsequent recoveries, if any, are credited to the allowance.

     Liability for Unfunded Loan Commitments. At June 30, 2009, the unfunded loan commitments were reviewed and measured for an accounting loss estimate. The reserve for unfunded commitments is increased or decreased through charges through income included in other non-interest expense. The unfunded loan commitments were analyzed in a manner similar to the allowance for loan loss methodology. The unfunded loan commitments were grouped by risk rating and an estimated loss estimate was applied to each group with similar risk characteristics. As of June 30, 2009, the amount of loss estimate for the liability for unfunded loan commitments was measured to be in the amount of $600,000, which is lower from March 31, 2009 when the liability for unfunded loan commitments was $800,000. The reduction in the unfunded loan commitment was due in large part to a decline in the outstanding amount of loan commitments; thereby reducing the overall risk exposure and requiring a lower reserve for contingent losses. Loan commitments have fallen from $223.3 million as of March 31, 2009 to $182.0 million as of June 30, 2009, a decline of $41.3 million or 18.5%.

     Non-Performing Assets. As of June 30, 2009, there was one loan in the loan portfolio over 90 days delinquent and accruing interest and 50 loan relationships on non-accrual status. At June 30, 2009, total non-performing loans were $115.9 million compared to $85.4 million at March 31, 2009 and $35.8 million at June 30, 2008. The Bank had 24 properties in the real estate owned category totaling $22.5 million at June 30, 2009. Total non-performing assets represented $138.4 million, or 10.2% of total assets at June 30, 2009 compared to $104.7 million or 7.1% of total assets at March 31, 2009 and $38.6 million or 2.7% of total assets at June 30, 2008.

     Troubled Debt Restructured ("TDR") assets represented $29.0 million, or 2.1% of total assets at June 30, 2009 compared to $26.4 million or 1.8% of total assets at March 31, 2009 and there were no TDRs at June 30, 2008. The TDRs at June 30, 2009 were all accruing, except two loans totaling $2.6 million which are on nonaccrual. Management is working with the borrowers to work out a plan to either return the borrower to accruing status or take appropriate measures to secure the collateral for disposition.

     The following table summarizes the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Trouble Debt Restructuring:

                                           As of June 30,     As of March 31,
                                       --------------------   --------------
Non-performing assets                    2009         2008        2009
                                       --------     -------   --------------
(Dollars in thousands)

Accruing loans - 90 days past due      $     14     $     -      $    500
Non-accrual loans                       115,894      35,819        84,924
                                       --------     -------      --------
Total non-performing loans              115,908      35,819        85,424
Real estate owned                        22,537       2,764        19,227
                                       --------     -------      --------
   Total non-performing assets         $138,445     $38,583      $104,651
                                       ========     =======      ========

Total non-performing loans/gross loans    10.67%       2.83%         7.35%
Total non-performing assets/total
 assets                                   10.17%       2.67%         7.13%
Total non-performing assets to total
 capital plus allowance for loan losses  140.21%      26.32%        79.28%

Troubled debt restructuring at the end
 of the period                         $ 29,039     $     -      $ 26,383
                                       ========     =======      ========

     The non-performing assets by loan classification as well as location of the non-performing assets by county (Whatcom, Skagit, Snohomish, King and Pierce county areas of Washington) are presented in the table below. The two loan categories titled commercial land development and commercial construction comprise 82% of the non-performing assets; whereas the two counties with the most non-performing assets are Snohomish and and Pierce counties with $77.4 million or 55.9% of the non-performing assets. These areas in which our non-performing assets reside represent the focus of our special assets group to mitigate the risk for losses. The regional economy is making it difficult to reduce the level of non-performing collateral dependent loans because of the challenges with selling the underlying collateral. One of the indicators monitored by management is the available housing inventory levels, which estimates the average number of months that it would take to eliminate the available housing inventory at the current level of sales. For the month ending June 30, 2009, according to RealEstats, Inc, the available housing inventory levels for Snohomish, Skagit, Pierce, King and Whatcom counties were 8.8, 11.8, 7.6, 6.8 and 7.0 months, respectively. This is an improvement from the levels at March 31, 2009, which were 14.5, 16.0, 10.9, 11.5 and 10.4 months, respectively, according to RealEstats, Inc. This information is helpful to understanding some of the historical trends that have an might impact on our ability to reduce non-performing assets and mitigate future losses.

     The following table summarizes the Bank's total non-performing assets at June 30, 2009 by county and by classification:


                                                                                Thurston/
Non-performing Assets by       Whatcom   Skagit   Snohomish   King     Pierce   Other      Total      % of
Classification                 County    County     County    County   County   County     NPAs       NPAs
                               -------   ------   ---------   ------   ------   ------     --------   -----

(Dollars in thousands)
One-to-four family
 residential                   $ 3,226   $    -    $   425   $     -   $ 1,990  $     -    $ 5,641       4%
One-to-four family
 construction                      382        -        601         -     1,095        -      2,078       2%
                               -------   ------    -------   -------   -------  -------   --------     ---
Subtotal                         3,608        -      1,026         -     3,085        -      7,719       6%

Commercial land development      8,559      162     30,577     5,149    14,835   10,898     70,180      51%
Commercial construction (1)        278      920      4,963    19,348    12,845    3,750     42,104      31%
Multi-family residential             -        -          -         -         -        -          -       -
Commercial real estate           1,993    5,628      8,250         -         -        -     15,871      11%
Commercial business                190      350          -         -         -        -        540       -
Home equity secured                 73       96         55         -     1,732        -      1,956       1%
Other consumer                      70        5          -         -         -        -         75       -
                               -------   ------    -------   -------   -------  -------   --------     ---
Subtotal                        11,163    7,161     43,845    24,497    29,412   14,648    130,726      94%
Total non-performing assets    $14,771   $7,161    $44,871   $24,497   $32,497  $14,648   $138,445     100%
                               =======   ======    =======   =======   =======  =======   ========     ===

(1)   The commercial construction totals include $9.1 million in condominium construction projects, with the majority of the remaining balance consisting of various commercial speculative one-to-four family construction projects.



     In addition, at June 30, 2009 the Bank identified $103.3 million of additional potential problem loans, primarily single family construction and land development loans. These potential problem loans are loans that do not meet the criteria for placement on non-accrual status or troubled-debt restructuring; therefore, they are not included in the non-performing loan totals. Management has concerns as to the ability of the borrower to comply with present loan repayment terms, and may result in the future inclusion of such loans in the non-accrual category.

     Real Estate Owned. Real estate owned ("REO") is carried at the lesser of book value or market value less selling costs. The costs related to maintenance and repair or other costs of such properties, are generally expensed with any gains or shortfalls from the ultimate sale of REO being shown in other noninterest income or expense.

     The following table summarizes changes in the REO portfolio during the three months ended June 30, 2009 and 2008:

                                       For the Three Months Ended
                                                June 30,
                                       2009                 2008
                                      ------               ------
   (In thousands)
   Balance at beginning of period    $ 19,227              $  655
   Additions to REO                    17,620               2,109
   Valuation adjustments                 (695)                  -
   Disposition of REO                 (13,615)                  -
                                     --------              -------
   Balance at end of period          $ 22,537              $2,764
                                     ========              ======

     The Corporation recognized write-downs or losses on REO of $1.4 million for the three months ended June 30, 2009 compared to no loss for the three months ended June 30, 2008 related to the disposition of properties. At June 30, 2009 there were 24 projects totaling $22.5 million held in REO, 10 of which are located in Snohomish County, seven in Whatcom County, two projects each in Skagit, King and Pierce Counties and one project in Thurston County. The 10 projects in Snohomish County include one 7.44 acre parcel of commercially zoned raw land, two projects with five completed homes, two projects with 10 completed homes and 32 building lots, three projects with 59 building lots, one undeveloped piece of land and one condominium project with 15 unsold units. The Whatcom County properties include four parcels of land, one finished house, one mini storage facility and one project with 16 building lots. The Skagit County properties include one project with two finished homes and one project with four building lots. The Pierce County properties include one building lot and one project with one home and 10 building lots. The King County properties include a condominium conversion project with one unsold unit (out of an original 57 unit project) located in Ballard, Washington, just north of Seattle and one project with 12 building lots. The Thurston County property is a project with 28 building lots. In addition to our efforts to market these properties directly to potential purchasers, the Bank enlists the services of various industry experts to assist in these disposition efforts. The majority of the real estate owned detailed above is finished homes under purchase and sale agreements.

     Management of the Bank continually evaluates loans in nonaccrual status for possible foreclosure or deed in lieu opportunities, at which point these loans would then become other real estate owned. Management views this as an ordinary part of the collection process and efforts are continually maintained to reduce and minimize such non-performing assets.

     Investment in Real Estate Joint Venture. The investment in real estate for a joint venture as of June 30, 2009 was $18.1 million. The largest component of the joint venture was created in 2005 when Westward Financial, a 50% partner in GBNW (Greenbriar Northwest LLC), purchased an 85 acre parcel of land in Bellingham, Washington for future development known as Fairhaven Highlands. The smaller portion of the joint venture includes some residual from the net investment in a residential development joint venture that has been completed. In connection with the joint venture, there is a $24.5 million liability presented on the Consolidated Statements of Financial Position, which represents the corresponding wholesale borrowing obtained from the FHLB which was used to fund the investment in the Fairhaven Highlands joint venture. At this time, the partnership is in the process of meeting with the appropriate public and private entities in connection with its planning efforts relating to the future development of the property. A Preliminary Draft Environment Impact Statement ("EIS") is expected to be available in August 2009 on the city's website at www.cob.org and is open for public comment for a 45 day period. While this project is still in its planning and pre-permit phase, management continues to believe that this will be a viable development project in the future. However, no assurance can be made as to when (or if) this project will be approved for future development. The joint venture is exposed to the same market risks experienced by any land developer, including but not necessarily limited to regulatory risks, environmental risks, adverse response from neighboring property owners, fluctuations in market values, and the demand for finished lots at such time as the development might be completed in the future.

     The investment in GBNW is a variable interest entity as provided in the accounting guidance FIN 46(R) and is consolidated in the Corporation's financial statements. As of June 30, 2009, the real estate joint venture had a consolidated carrying amount of $27.2 million, with a related borrowing of $24.5 million before consolidation treatment under FIN 46(R). During the process of consolidation, inter-company transactions were eliminated; including the $24.5 million loan receivable and the associated $7.2 million in capitalized interest receivable from GBNW and payable to Horizon Bank. These inter-company transactions were eliminated in the consolidation process and represent our accounting for the terms and conditions established between the companies.

     The Corporation adopted SFAS No. 160, Noncontrolling Interests on April 1, 2009. As a result, we reclassified $119,000 of minority interest liabilities from liabilities to equity on our balance sheet. Noncontrolling interests' share of net income (loss) was $(15,000) and $(3,000) for the three months ended June 30, 2009and 2008, respectively.

     As of our fiscal year-end, March 31, 2009, we conducted a review of the accounting treatment and measured the value of the GBNW joint real estate development for potential impairment and whether to continue capitalizing interest. We took the following steps to ensure compliance with generally accepted accounting principles: (1) performed a recoverability test under SFAS 144 (Accounting for the Impairment or Disposal of Long-Lived Asset) and (2) evaluated the capitalization of interest in conformity with SFAS 34 (Capitalization of Interest Cost). The conclusion of the recoverability test determined that the Fairhaven Highland development was positively accretive, which then supported the continuation for capitalization of interest during the development phase of the project. At June 30, 2009, we reviewed the analysis and there was no change in our conclusion from March 31, 2009.

     Deposits. Total liabilities decreased $61.1 million or 4.5% to $1.31 billion at June 30, 2009, from $1.37 billion at March 31, 2009. This decrease in liabilities was primarily the result of a decrease in deposits, which decreased 4.7% to $1.17 billion at June 30, 2009 from $1.23 billion at March 31, 2009 as brokered certificates of deposit ("CDs"), matured and paid off. This is consistent with the Bank's current operating strategy as required by regulators to eliminate our reliance on brokered certificates. The Bank may not accept or renew additional brokered deposits, which will be paid with available liquid funds and funds generated from the sale of loans and growth in core deposits.

     The following is an analysis of the deposit portfolio by major type of deposit at June 30, 2009 and March 31, 2009:

                                                     June 30,      March 31,
(In thousands)                                         2009          2009
                                                    ----------    ----------
Core deposits
  Savings                                           $   15,980    $   15,850
  Checking                                              81,349        83,286
  Checking (noninterest-bearing)                        92,988        80,103
  Money Market                                         125,586       133,022
  Certificates of deposit less than $100,000           353,910       352,785
                                                    ----------    ----------
                                                       669,813       665,046
                                                    ----------    ----------
Other deposits
  Certificates of deposit $100,000 and above           290,440       303,308
  Brokered certificates of deposit                     211,925       261,410
                                                    ----------    ----------
                                                       502,365       564,718
                                                    ----------    ----------
  Total deposits                                    $1,172,178    $1,229,764
                                                    ==========    ==========

     Borrowings. The Bank has two available borrowing lines of credit that it uses to provide a source of cash and manage liquidity. The lines of credit are with the Federal Home Loan Bank of Seattle ("FHLB") and the other is with the Federal Reserve Bank of San Francisco ("FRB"). As of June 30, 2009, our borrowing capacity at the FHLB was $125.5 million and at the FRB it was approximately $7.0 million. As of June 30, 2009, we had outstanding at the FHLB a total of $125.5 million as compared to $129.5 million at March 31, 2009. At the FRB, we had no balance outstanding as of June 30, 2009 and March 31, 2009. As the Bank receives funds from other sources (i.e. its retail deposit base, loan paydowns, sale of loans, etc.), the Bank intends to paydown a portion of its FHLB borrowings.

     Stockholders' Equity. Stockholders' equity at June 30, 2009 decreased $45.8 million or 49.2% to $47.4 million from $93.2 million at March 31, 2009. This decrease was the result of the net loss of $45.7 million for the three months ended June 30, 2009. The Corporation has conducted various stock buy-back programs since August 1996; however at this time our strategy is to preserve and manage capital to ensure compliance with the Order and the other regulatory restrictions to which we are now subject. Therefore, the Corporation did not renew its stock repurchase plan that would have run concurrent with the 2010 fiscal year. The Corporation's stockholder equity-to-assets ratio was 3.5% at June 30, 2009, compared to 6.3% at March 31, 2009.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and
----------------------------------------------------------------------------
June 30, 2008
-------------

     General. The Corporation recognized a net loss of $45.7 million for the three months ended June 30, 2009 compared to net income of $2.0 million for the three months ended June 30, 2008. Diluted loss per share for the three months ended June 30, 2009 was $(3.81) on weighted average diluted shares outstanding of 11,981,529, compared to diluted earnings per share of $0.17 on weighted average diluted shares of 11,965,778 for the three months ended June 30, 2008.

     Net Interest Income. Net interest income before provision for loan losses for the three months ended June 30, 2009 decreased $5.7 million or 50.4% to $5.6 million from $11.2 million for the comparable period in 2008. Total interest income decreased 32.0% in the quarter ended June 30, 2009 to $14.5 million from $21.4 million in the quarter ended June 30, 2008.
Interest income on loans for the quarter ended June 30, 2009 decreased 33.1% to $13.7 million, from $20.4 million for the comparable quarter a year ago. This decrease was a result of a combination of factors, including a 175 basis point drop in the Prime rate from the prior year. Each 25 basis point decline in the Prime rate equates to a reduction of approximately $675,000 in interest income on an annual basis. Also contributing to this decline was $1.7 million in interest reversals related to the increase in non-accrual loans during the three months ended June 30 2009 compared to $1.1 million for the quarter ended June 30, 2008.

     Also included in interest income for the three months ended June 30, 2009 and 2008 were $520,000 and $1.1 million, respectively, of deferred fee income recognition. Most of these fees were related to the Bank's commercial land development and commercial construction loan portfolios. Real estate development loans typically are shorter term in nature so the deferred fee recognition during the effective life of the loan is greater than what would be recognized for a comparable loan fee on a longer amortizing term loan. However, due to current economic conditions, the effective life of these loans has increased similar to that of longer amortizing loans, therefore contributing to the decrease in deferred loan fee income. The table below presents an analysis of deferred fee recognition for the three months ended June 30, 2009 and 2008:

                                                    For the Three Months Ended
                                                             June 30,
                                                    --------------------------
                                                        2009          2008
                                                      -------        ------
(In thousands)
Commercial loan deferred fees                          $ 414         $  970
One-to-four real estate mortgage loan deferred fees      106            177
                                                       -----         ------
    Total                                              $ 520         $1,147
                                                       =====         ======

     Interest on investments and mortgage-backed securities decreased 10.1% to $864,000 for the three months ended June 30, 2009 from $961,000 for the comparable period a year ago. Contributing to this decline was a drop in interest income received from non-agency collateralized mortgage obligations and the elimination of the FHLB of Seattle's cash dividend during the quarter ended December 31, 2008. The decline in non-agency collateralized mortgage obligation interest income is a result of rising delinquency rates and foreclosures within the individual mortgages underlying the securities. The drop in interest income from the mortgage obligations occurred during the same period when management identified an other than temporary impairment of the securities, which is discussed in the subsequent section under "non-interest income."

     Total interest expense for the quarter ended June 30, 2009 decreased 11.8% to $9.0 million from $10.2 million for the quarter ended June 30, 2008. Interest on deposits decreased to $8.3 million for the three months ended June 30, 2009 from $8.6 million for the three months ended June 30, 2008 as a result of an overall lower level of interest rates compared to the previous period. At June 30, 2009, approximately 43% of the Bank's deposits were in the form of certificates of deposit greater than $100,000 and brokered certificates of deposit. While management continues its efforts to increase core deposits as a funding source, the competitive marketplace for core
deposit dollars has limited success in this regard.   The Bank's average cost
of deposits decreased 49 basis points to 2.76% for the three months ended June 30, 2009 from 3.25% for the same three months in 2008, due to lower market rates.

     Interest on borrowings decreased to $725,000 during the quarter ended June 30, 2009, compared to $1.6 million for the comparable period one year ago. The decrease in interest expense in the current quarter was a result of a lower average balance of borrowings outstanding during the quarter ended June 30, 2009 of $125.6 million compared to $222.5 million during the quarter ended June 30, 2008, as well as lower interest rates during the current period. The Bank's average cost of borrowings decreased 55 basis points to 2.31% for the three months ended June 30, 2009 from 2.86% for the same three months in 2008. The Bank's average cost of funds decreased 46 basis points to 2.72% for the three months ended June 30, 2009 from 3.18% for the same three months in 2008.

     The effect of the changes in the interest-earning asset yield and interest-bearing liability costs have reduced the net interest margin from 3.40% for the quarter ended at June 30, 2008 to 1.73% for the quarter ended June 30, 2009. The most significant factor contributing to the decline in the net interest margin occurred from the drop in loan yields as a result of our inability to collect interest income on non-performing loans, the variable priced loans tied to the Prime rate re-pricing lower and the reversal of interest income from the addition of loans migrating to non-accrual status. Management believes that the pressure on loan yields will continue to result in below normal net interest margins in the near-term future.

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

                                   For the three months ended June 30,
                         -----------------------------------------------------
                                     2009                       2008
                         -------------------------- --------------------------
                                            Average                    Average
                         Average             Yield/ Average             Yield/
                         Balance   Interest   Cost  Balance   Interest   Cost
(Dollars in thousands)   -------   --------  ------ -------   --------  ------

Interest-earning assets:
  Loans receivable     $1,104,524  $13,684   4.96% $1,231,791  $20,446   6.64%
  Investment securities   180,972      864   1.91%     89,020      961   4.32%
                       ----------  ------- ------  ----------  ------- ------
    Total interest-
     earning assets    $1,285,496  $14,548   4.53% $1,320,811  $21,407   6.48%

Interest-bearing liabilities:
  Deposits              1,196,743    8,257   2.76%  1,056,157    8,587   3.25%
  Borrowings              125,627      725   2.31%    222,470    1,593   2.86%
                       ----------  ------- ------  ----------  ------- ------
    Total interest-
     bearing
     liabilities       $1,322,370  $ 8,982   2.72% $1,278,627  $10,180   3.18%
                                   -------                     -------

Net interest income                $ 5,566                     $11,227
                                   =======                     =======

Interest rate spread                         1.81%                       3.30%
Net interest margin                          1.73%                       3.40%

Ratio of average interest-earning
 assets to average interest-
 bearing liabilities                        97.21%                     103.30%

     Provision for Loan Losses. The provision for loan losses represents an expense against current period income that allows the Corporation to establish an appropriate allowance for loan losses. Charges to the provision for loan losses result from our ongoing analysis of probable losses in the Bank's loan portfolio. The provision for loan losses was $35.5 million for the three months ended June 30, 2009 compared to $40.0 million for the three months ended March 31, 2009 and $3.0 million for the three months ended June 30, 2008. These provisions reflect management's ongoing analysis of the changes in loan portfolio concentrations, changes in loan balances, the loan risk ratings of the portfolio, loss experience, individual valuations of impaired loans and the current economic conditions. The allowance for loan losses was $51.5 million, or 4.98% of net loans receivable at June 30, 2009, compared to $39.0 million, or 3.47% of net loans receivable at March 31 2009 and $19.1 million, or 1.54% of net loans receivable at June 30, 2008. The $35.5 million provision for loan losses contributed to a significantly higher allowance resulting from a combination of the following factors in addition to the continued negative economic outlook; 1) higher level of non-performing loans at June 30, 2009 of $115.9 million compared to $85.4 million at March 31, 2009 and $35.8 million at June 30, 2008, 2) a relatively high level of delinquencies on performing loans, though down from the preceding quarter, with 30 to 89 days past due at June 30, 2009 totaling $29.4 million compared to $83.9 million at March 31, 2009 and $13.4 million at June 30, 2008, and 3) a continued high level of net charge-offs at $23.0 million for the quarter ended June 30, 2009 compared to $26.3 million and $3.0 million for the quarters ended March 31, 2009 and June 30, 2008, respectively.

     Risks contributing to this increase in provision are discussed in more detail in the section entitled "Asset Quality and Non-Performing Assets - Allowance for Loan Loss."

     Noninterest Income. Noninterest income for the three months ended June 30, 2009 decreased 29.7% to $1.6 million compared to $2.3 million for the same period a year ago. Service fee income decreased 13.5% to $830,000 for the quarter ended June 30, 2009 from $960,000 for the same quarter in the prior period due in large part to the decrease in loan fees, such as letter of credit fees, participation fees and pre-payment penalties. The net gain on the sale of mortgage loans with servicing released increased 135.8% to $481,000 for the quarter ended June 30, 2009 from $204,000 in the comparable period one year ago due primarily to the effect of lower rates in the market place which contributed to an active mortgage refinance market in the current period. The Bank originated $39.8 million in mortgage loans held for sale during the quarter ended June 30, 2009 compared to $15.7 million for the quarter ended June 30, 2008. The Bank continued its practice of selling most of its single-family mortgage loan production into the secondary market.

     There was no gain or loss on sales of investment securities for the three months ended June 30, 2009 compared to a $579,000 gain for the three months ended June 30, 2008. The Bank elected to sell selected equity securities from the investment portfolio during the three months ended June 30, 2008. In addition, there was an OTTI charge in the amount of $204,000 for the three months ended June 30, 2009 compared to no charge for the three months ended June 30, 2008. The impairment loss was the difference between the fair value and the carrying value attributable to a small group of non-agency collateralized mortgage obligation securities that were deemed to contain permanent losses based on the Bank's methodology for measuring OTTI. The Bank analyzes investment securities for OTTI based on: (1) the investment rating of the security, (2) the probability that we will collect all amounts due on the security, (3) whether the fair value of the security is significantly below its carrying value, and (4) whether the economic environment is not likely to improve the borrower's ability to repay the debt.

     Other noninterest income for the quarter ended June 30, 2009 declined 7.5% to $462,000 compared to $512,000 for the three months ended June 30, 2008. Contributing to the lower noninterest income were decreases in bank owned life insurance income, check card income and lease income.

     Noninterest Expense. Noninterest expense for the three months ended June 30, 2009 increased 61.8% to $12.3 million from $7.6 million for the comparable quarter one year ago. Compensation and employee benefits decreased 25.0% to $3.4 million for the quarter ended June 30, 2009 compared to $4.5 million for the same period last year. During the third quarter of fiscal 2009, the Bank completed a strategic staffing reduction which is expected to result in approximately $3.0 million in annual savings. Building occupancy expense remained almost unchanged during the quarter ended June 30, 2009 from the quarter ended June 30, 2008 at $1.1 million.

     Real estate owned/collection expense increased to $4.5 million for the three months ended June 30, 2009 from $85,000 in the quarter ended June 30, 2008 as a result of increased legal, appraisal, collection and related expenses pertaining to delinquent and non-performing assets. FDIC insurance premiums increased to $1.8 million for the quarter ended June 30, 2009 from $45,000 in the quarter ended June 30, 2008. The Federal Deposit Insurance Reform Act of 2005 provided banks with a one-time assessment credit to be used against future premiums. For the Bank, that amounted to a credit of approximately $649,000. This credit was utilized beginning April 1, 2007 and was fully depleted at June 30, 2008. The Bank's regular quarterly assessment has increased for the three months ended June 30, 2009 as a result of the Bank is no longer considered "well capitalized" for regulatory capital purposes, and the Bank's risk profile has increased based on the last FDIC examination and regulatory agreement. In addition to the regular quarterly assessments, due to losses and projected losses to the deposit insurance fund attributed to failed institutions, the FDIC has adopted a rule imposing a special assessment of five basis points on the amount of each depository institution's assets reduced by the amount of its Tier 1 capital as of June 30, 2009. The Bank's assessment amount was approximately $660,000 and was included in the expense for the three months ended June 30, 2009. The rule adopted by the FDIC authorized the FDIC to impose additional special assessments of up to the same amount based on assets as of September 30, 2009 and December 31, 2009.

     Other noninterest expense decreased 16.5% to $1.1 million for the quarter ended June 30, 2009 compared to $1.4 million for the quarter ended June 30, 2008. The primary reason for the decrease from the prior period was a decrease in the provision for unfunded commitments by $200,000.

     Benefit or Provision for Income Tax. We did not recognize any income tax benefit associated with the net loss for the quarter ended June 30, 2009. Excluding the deferred tax valuation allowance of $19.4 million, the benefit for income tax would have been 35.3% for June 30, 2009. This compares to an income tax rate of 30.4% for the quarter ended June 30, 2008.

     At June 30, 2009, the Corporation had $19.4 million of net deferred tax assets which were comprised of tax-affected cumulative temporary differences, which have resulted, to a large extent, from the significant increase in the provision for loan losses. In evaluating the need for a valuation allowance, the Corporation considered all of the events and evidence available, including the Corporation's cumulative loss position, income tax carry-back and carry-forward benefits and the challenges in predicting future operating results. Management concluded that it is more likely than not that the majority of the net deferred tax asset will not be available as a benefit in future periods due to uncertainties surrounding the Corporation's ability to generate sufficient taxable income. This determination was a result of recent events in the market and the challenges we face in forecasting future profit levels on a continuing basis. Therefore, at June 30, 2009 the Corporation recognized a valuation allowance to fully reserve against the net deferred tax asset. The Corporation incurred an additional accounting income tax provision in the amount of $19.4 million, primarily as a result of recognizing the valuation allowance against the net deferred tax asset.

     The non-cash valuation allowance that has been established may be partially or entirely reduced in future periods to the extent the Corporation can generate taxable income sufficient to offset the tax deductions represented by the net deferred tax asset. If the valuation allowance is reduced or eliminated, future tax benefits will be recognized that will have a positive non-cash impact on the Corporation's net income and stockholders' equity.

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

                                            Three Months Ended June 30,
                                                  2009 vs. 2008
                                            Increase (Decrease) Due to
                                        -------------------------------------
                                                              Rate/
(In thousands)                           Volume     Rate     Volume    Total
                                        --------   ------   --------  -------

Interest income:
  Interest and fees on loans            $(2,112)  $(5,185)   $ 535   $(6,762)
  Investment securities and other
   interest-bearing securities              993      (536)    (554)      (97)
                                        -------   -------    -----   -------

Total interest-earning assets           $(1,119)  $(5,721)   $ (19)  $(6,859)
                                        =======   =======    =====   =======

Interest expense:
  Deposit accounts                      $ 1,143   $(1,300)   $(173)  $  (330)
  Borrowings                               (693)     (309)     134      (868)
                                        -------   -------    -----   -------

Total interest-bearing liabilities      $   450   $(1,609)   $ (39)  $(1,198)
                                        =======   =======    =====   =======

Increase (decrease) in net interest
 income                                 $  (669)  $(7,330)   $ (58)  $(8,057)
                                        =======   =======    =====   =======

Liquidity and Capital Resources
-------------------------------

     The Bank maintains liquid assets in the form of cash and short-term investments to provide a source to fund loans, savings withdrawals, and other short-term cash requirements. At June 30, 2009, the Bank had liquid assets (cash and marketable securities with maturities of one year or less) of $137.2 million.

     As of June 30, 2009, the total amortized cost of investments and mortgage-backed securities was $61.2 million compared to a market value of $63.4 million with a net unrealized gain of $2.2 million. As of March 31, 2009, the total amortized cost of investments and mortgage-backed securities was $64.7 million, compared to a market value of $66.9 million with a net unrealized gain of $2.2 million.

     The Corporation's primary sources of funds are cash flows from operations, which consist primarily of mortgage loan repayments, deposit increases, loan sales, real estate owned sales, borrowings and cash received from the maturity or sale of investment securities. The Corporation's liquidity fluctuates with the supply of funds and management believes that the current level of liquidity is adequate at this time. Retail deposits are our primary source of liquidity. At June 30, 2009 we had $1.2 billion of deposits and $211.9 million or 18.1% of our total deposits were in brokered certificates of deposit. The Bank, however, is operating under the Cease and Desist Order and was "significantly undercapitalized as of June 30, 2009 and as a result is not permitted to accept or renew brokered deposits and is limited on the pricing of deposits to 75 basis points above the market average. As a result, we are restricted in our liquidity options.

     In addition to deposits, we have a borrowing line with the FHLB of Seattle but no additional amounts may be borrowed under that line as of June 30, 2009. We also have the ability to borrow up to $7.0 million from the discount window at the Federal Reserve Bank of San Francisco and additional amounts through the use of reverse repurchase agreements.

     A secondary source of liquidity is from the sale of loans or other assets but the prices for these assets is subject to market volatility that often discounts the value below our original carrying value of the asset. Consequently, even though we may increase liquidity by the sale of assets, we would recognize a loss and further reduce our capital if we were to sell assets at below their carrying value.

     Stockholders' equity as of June 30, 2009 was $47.4 million, or 3.5% of assets, compared to $93.2 million, or 6.3% of assets at March 31, 2009. As of June 30, 2009, the Bank fell below the minimum level required to be adequately capitalized by regulatory standards and is considered to be "significantly undercapitalized." The total risk based capital ratio was 5.28% compared to the 8.0% level required to be considered adequately capitalized. As of June 30, 2009, the Bank's Tier 1 leverage ratio was 3.17% and the Tier 1 risk based capital ratio was 3.97%, compared to the 4.0% level required for both ratios to be considered adequately capitalized. As a result of the Bank's significantly undercapitalized status, we are subject to a number of requirements and restrictions on our operations. See Note 3 of the notes to the unaudited consolidated financial statements.

Regulatory Capital
------------------

     The following table compares the Corporation's and the Bank's actual capital amounts at June 30, 2009 to its minimum regulatory capital requirements at that date (in thousands):

                                                                To Be Well
                                                                Capitalized
                                                                Under Prompt
                                           For Capital          Corrective
                           Actual       Adequacy Purposes    Action Provisions
                    ------------------  ------------------   -----------------
                     Amount     Ratio    Amount     Ratio     Amount    Ratio
                    --------   -------  --------   -------   --------  -------
Total Capital
 (to Risk Weighted
 Assets)
  Consolidated      $60,702     5.32%   $91,266    >8.00%      N/A
  Horizon Bank      $60,258     5.28%   $91,241    >8.00%    $114,051  >10.00%
Tier I Capital
 (to Risk Weighted
 Assets)
  Consolidated      $45,766     4.01%   $45,633    >4.00%      N/A
  Horizon Bank      $45,301     3.97%   $45,621    >4.00%    $68,431    >6.00%
Tier I Capital
 (to Average Assets)
  Consolidated      $45,766     3.21%   $57,111    >4.00%      N/A
  Horizon Bank      $45,301     3.17%   $57,101    >4.00%    $71,376    >5.00%

     As noted above, Horizon Bank is deemed "significantly undercapitalized" by regulatory definition. The Board of Directors and management have taken and are continuing to take various steps to improve our capital position, including; 1) de-leveraging the balance sheet, 2) reducing expenses to support earnings, 3) engaging investment banking professionals to assist in the endeavor to raise capital, and 4) elimination of the cash dividend on our common stock. No assurances can be made regarding the Corporation's ability to declare future dividends. In addition, consistent with its strategy to preserve and manage capital, the Corporation did not renew its stock repurchase plan that would have run concurrent with the 2010 fiscal year.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At June 30, 2009, the Corporation had no significant off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At June 30, 2009, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2009.

Item 4.   Controls and Procedures

     An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer, and several other members of the Corporation's senior management as of the end of the period preceding the filing date of this quarterly report. Based on this evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, the Corporation's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

     In the quarter ended June 30, 2009, the Corporation did not make any changes in its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting. While the Corporation believes the present designs of its disclosure controls and procedures and internal control over financial reporting are effective to achieve their goals, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures and/or internal control over financial reporting.

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

Item 1A.  Risk Factors

     The following risk factors inherent to our business are in addition to the risk factors previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended March 31, 2009. You should carefully consider the risks and uncertainties described below and in the Form 10-K for the year ended March 31, 2009.

We are subject to additional requirements and restrictions on our operations as a result of the Bank's "significantly undercapitalized" status.

     As of June 30, 2009, the Bank's capital ratios had fallen below the level required for "adequately capitalized" status to the "significantly undercapitalized" level. As a result, in addition to the requirements and restrictions already imposed on us under the Order and under the notification given to the Corporation by the Federal Reserve Bank of San Francisco, a number of other requirements and restrictions can or will be imposed on us by our regulators that could have a material adverse effect on our business and results of operations and further limit our ability to grow. These additional requirements and restrictions are described in Note 2 of the notes to the unaudited consolidated financial statements.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

     For the quarter ended June 30, 2009, we recorded a provision for loan losses of $35.5 million compared to $40.0 million for the quarter ended March 31, 2009 and $3.0 million for the quarter ended June 30, 2008, which substantially reduced our results of operations for those periods. We also recorded net loan charge-offs of $23.0 million for the quarter ended June 30, 2009, compared with $26.3 million for the quarter ended March 31, 2009 and
$3.0 million for the quarter ended June 30, 2008.   We are continuing to
experience a high level of loan delinquencies and credit losses. Generally, our non- performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the Pacific Northwest. In addition, slowing housing and developed lot sales have been a contributing factor to the increase in non-performing loans as well as high levels of delinquencies. At June 30, 2009, our total non-performing loans had increased to $115.9 million compared to $85.4 million at March 31, 2009 and $35.8 million at June 30, 2008. Our portfolio is concentrated in construction and land development loans and commercial and multi-family loans, all of which have a higher risk of loss than residential mortgage loans. While commercial construction and land development loans represented $358.4 million or 32.8% of our total loan portfolio at June 30, 2009, they represented $112.3 million or 82.0% of our non-performing assets at that date. If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses. Moreover, if the recession continues we expect that it will continue to negatively impact economic conditions in our market areas and we could experience significantly higher delinquencies and credit losses. An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Corporation's 2009 Annual Meeting of Shareholders was held on July 21, 2009 at the Hotel Bellwether located at One Bellwether Way, Bellingham, Washington. The results of the vote on the items presented at the meeting was as follows:

Election of Directors:

Shareholders elected the following nominees to the Board of Directors for a three-year term ending in 2012 by the following vote:

                    FOR:                         WITHHELD:
                    Number of Votes  Percentage  Number of Votes  Percentage
                    ---------------  ----------  ---------------  ----------

Robert C. Diehl        8,848,427       92.2%        753,607           7.8%
Gary E. Goodman        8,886,504       92.5%        715,530           7.5%

The following directors, who were not up for re-election at the Annual Meeting of Shareholders, will continue to serve as directors: V. Lawrence Evans, Richard P. Jacobson, Robert C. Tauscher and James A. Strengholt.

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


                               HORIZON FINANCIAL CORP.



                               By: /s/ Richard P. Jacobson
                                   -------------------------
                                   Richard P. Jacobson
                                   Chief Executive Officer

                               By: /s/ Greg B. Spear
                                   -------------------------
                                   Greg B. Spear
                                   Chief Financial Officer


                               Dated:  August 7, 2009

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

Date:  August 7, 2009
                                     /s/ Richard P. Jacobson

                                     -----------------------------
                                     Richard P. Jacobson
                                     Chief Executive Officer

                                 Exhibit 31.2

                               Certification

I, Greg B. Spear, certify that:

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

Date:  August 7, 2009
                                     /s/ Greg B. Spear
                                     -----------------------------
                                     Greg B. Spear
                                     Chief Financial Officer

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



/s/ Richard P. Jacobson                  /s/ Greg B. Spear
-----------------------------            ----------------------------
Richard P. Jacobson                      Greg B. Spear
Chief Executive Officer                  Chief Financial Officer


Dated:  August 7, 2009