Form 10-Q/A
period 2009-06-30
HORIZON FINANCIAL CORP
filed 2009-08-12
CIK 1002682

UNITED STATES
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

                                   EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 ("Original Report") of Horizon Financial Corp. ("Company"), and is being filed to correct a typographical error in the Consolidated Statements of Stockholders' Equity. The Consolidated Statements of Stockholders' Equity on page 4 reported the retained earnings balance incorrectly and has been corrected in this amendment. No other changes to the Original Report have been made.

                             HORIZON FINANCIAL CORP.

INDEX                                                                 PAGE
-----                                                                 ----

PART 1       FINANCIAL INFORMATION

Item 1       Financial Statements (Unaudited)

             Consolidated Statements of Financial Position             2

             Consolidated Statements of Operations                     3

             Consolidated Statements of Stockholders' Equity           4

             Consolidated Statements of Cash Flows                    5-6

             Selected Notes to Consolidated Financial Statements      7-14


PART II      OTHER INFORMATION


Item  6      Exhibits                                                  15

             SIGNATURES                                                16

             Exhibit Index                                             17

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
                                                         ======       =====

                  (See Notes to Consolidated Financial Statements)

                                           HORIZON FINANCIAL CORP.
                               Consolidated Statements of Stockholders' Equity
                                  Three Months Ended June 30, 2009 and 2008
                                                (unaudited)
                                                                  Accumulated
                                                                     Other                            Total
                             Common Stock                           Compre-                          Compre-
                           ----------------  Additional  Retained   hensive     Non-      Stock-     hensive
                           Number of          Paid-In    Earnings   Income   controlling  holders'   Income
(In thousands)              Shares   At Par   Capital    (Deficit)  (Loss)   Interests    Equity     (Loss)
                           --------  ------   -------    ---------  ------   ---------    -------    ------

BALANCE, March 31, 2008     11,892  $11,892   $50,597     $63,906  $ 1,922     $ 164     $128,481
Comprehensive income
Net income                       -        -         -       2,020        -        (3)       2,017  $  2,017
Other comprehensive income
 (loss)
  Reclassification for net
   gains realized  in
   income, net tax expense
   of $203                       -        -         -           -     (376)        -         (376)     (376)
  Change in unrealized
   losses on available-for-
   sale securities, net tax
   benefit of $569               -        -         -           -   (1,057)        -       (1,057)   (1,057)
                                                                                                   --------
  Total other comprehensive
   loss                                                                                              (1,433)
                                                                                                   --------
 Comprehensive income                                                                              $    584
                                                                                                   ========
Cash dividends on common
 stock at $.135/sh               -        -         -      (1,608)       -         -       (1,608)
Stock options exercised          5        5        22           -        -         -           27
Stock award plan                20       20        87           -        -         -          107
                            ------  -------   -------    --------  -------     -----     --------
BALANCE, June 30, 2008      11,917  $11,917   $50,706    $ 64,318  $   489     $ 161     $127,591
                            ======  =======   =======    ========  =======     =====     ========

BALANCE, March 31, 2009     11,981  $11,981   $51,298     $28,333  $ 1,414       134     $ 93,160
Comprehensive loss
Net loss                         -        -         -     (45,701)       -       (15)     (45,716) $(45,716)
Other comprehensive income
 (loss)
  Reclassification for net
   losses realized in
   income, net tax benefit
   of $71                        -        -         -           -      133         -          133       133
  Change in unrealized
   losses on available-for-
   sale securities, net
   tax benefit of $48            -        -         -           -      (89)        -          (89)      (89)
                                                                                                   --------
  Total other comprehensive
   income                                                                                                44
                                                                                                   --------
 Comprehensive loss                                                                                $(45,672)
                                                                                                   ========
Stock award plan                14       14      (143)          -        -                   (129)
                            ------  -------   -------    --------  -------     -----     --------
BALANCE, June 30, 2009      11,995  $11,995   $51,155    $(17,368)  $ 1,458     $ 119     $ 47,359
                            ======  =======   =======    ========  =======     =====     ========

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

PART II.  OTHER INFORMATION


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


                               HORIZON FINANCIAL CORP.



                               By:  /s/ Richard P. Jacobson
                                    ------------------------
                                    Richard P. Jacobson
                                    Chief Executive Officer


                               Dated:  August 10, 2009

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