Form 10-Q
period 2009-09-30
HORIZON FINANCIAL CORP
filed 2009-11-09
CIK 1002682

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                                  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT of 1934

            For the quarterly period ended September 30, 2009
                                           ------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT of 1934

          For the transition period from           to
                                         ---------    ---------

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

                                  YES   X   NO
                                      -----    -----
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                  YES        NO
                                      -----    -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

   Large accelerated filer             Accelerated filer              X
                           -------                                 -------
   Non-accelerated filer               Smaller reporting company
                           -------                                 -------

Indicate by check mark whether the registrant is a shell corporation (as defined in Rule 12b-2 of the Exchange Act).

                                 YES        NO   X
                                      -----    -----

As of November 2, 2009, 11,994,945 common shares, $1.00 par value, were outstanding.

                            HORIZON FINANCIAL CORP.

INDEX                                                                PAGE
-----                                                                -----

PART 1      FINANCIAL INFORMATION

Item 1      Financial Statements (Unaudited)

            Consolidated Statements of Financial Position               2

            Consolidated Statements of Operations                      3-4

            Consolidated Statements of Stockholders' Equity             5

            Consolidated Statements of Cash Flows                      6-7

            Selected Notes to Consolidated Financial Statements        8-16

Item 2      Management's Discussion and Analysis of Financial
                Condition and Plan of Operations                      17-36
Item 3      Quantitative and Qualitative Disclosures About
                Market Risk                                             36

Item 4      Controls and Procedures                                     37


PART II     OTHER INFORMATION

Item 1      Legal Proceedings                                           38

Item 1A     Risk Factors                                              38-40

Item  2     Unregistered Sales of Equity Securities and Use of
               Proceeds                                                 40

Item  3     Defaults Upon Senior Securities                             40

Item  4     Submission of Matters to a Vote of Security Holders         40

Item  5     Other Information                                           40

Item  6     Exhibits                                                    41

            SIGNATURES                                                  42

            Exhibit Index                                               43

PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)

                             HORIZON FINANCIAL CORP.
         Consolidated Statements of Financial Position (unaudited)

                                   ASSETS
                                                    September 30,   March 31,
(In thousands)                                           2009         2009
                                                     ----------    ----------

Cash and cash equivalents                            $   10,636    $   17,881
Interest-bearing deposits                               148,406       126,159
Investment securities
  Available-for-sale, at fair value                      62,009        66,865
  Held-to-maturity, at amortized cost                         -             8
Federal Home Loan Bank ("FHLB") stock                     7,247         7,247
Loans held for sale                                       1,253         4,745
Loans receivable, net of allowance for loan losses
  of $35,941 at September 30, 2009 and $38,981 at
  March 31, 2009                                        938,051     1,123,660
Investment in real estate joint venture                  18,164        17,985
Accrued interest and dividends receivable                 4,543         6,629
Bank premises and equipment, net                         25,257        26,195
Net deferred income tax assets                                -        15,164
Income tax receivable                                    21,018        12,442
Real estate owned                                        40,117        19,227
Bank owned life insurance                                20,569        20,134
Other assets                                              2,830         3,630
                                                     ----------    ----------

TOTAL ASSETS                                         $1,300,100    $1,467,971
                                                     ==========    ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                             $1,174,020    $1,229,764
Other borrowed funds                                     84,029       114,348
Borrowing related to investment in real estate
 joint venture                                           24,500        24,440
Accrued interest payable and other liabilities            2,725         3,959
Advances by borrowers for taxes and insurance               348           377
Deferred compensation                                     1,701         1,923
                                                     ----------    ----------
  Total liabilities                                   1,287,323     1,374,811
                                                     ----------    ----------

STOCKHOLDERS' EQUITY
Serial preferred stock, $1 par value, 10,000,000
  shares, authorized; none issued or outstanding              -             -
Common stock, $1 par value, 30,000,000 shares
  authorized; 11,995,504 and 11,980,796 issued
  and outstanding at September 30, 2009 and
  March 31, 2009, respectively                           11,996        11,981
Additional paid-in capital                               51,167        51,298
Retained earnings (deficit)                             (52,482)       28,333
Accumulated other comprehensive income                    1,992         1,414
Noncontrolling interests                                    104           134
                                                     ----------    ----------
Total stockholders' equity                               12,777        93,160
                                                     ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,300,100    $1,467,971
                                                     ==========    ==========

                (See Notes to Consolidated Financial Statements)

                          HORIZON FINANCIAL CORP.
            Consolidated Statements of Operations (unaudited)

                                                       Three months ended
                                                          September 30,
(In thousands, except share data)                        2009       2008
                                                       --------   --------

INTEREST INCOME
 Interest and fees on loans                            $ 12,813   $ 19,808
 Interest on investment securities                          816        949
                                                       --------   --------
     Total interest income                               13,629     20,757
                                                       --------   --------

INTEREST EXPENSE
  Interest on deposits                                    7,932      8,500
  Interest on other borrowings                              701      1,334
                                                       --------   --------
     Total interest expense                               8,633      9,834
                                                       --------   --------

     Net interest income                                  4,996     10,923

PROVISION FOR LOAN LOSSES                                29,000     12,000
                                                       --------   --------
     Net interest loss after provision for loan losses  (24,004)    (1,077)
                                                       --------   --------

NONINTEREST INCOME (LOSS)
  Service fees                                              681        819
  Net gain (loss) on sales of loans                         (98)       144
  Net loss on sales and impairment of real estate owned  (2,044)      (335)
  Net loss on sales of investment securities                (54)      (777)
  Other-than-temporary impairment on investment securities   (1)         -
  Other noninterest income                                  456      1,288
                                                       --------   --------
     Total noninterest income (loss)                     (1,060)     1,139
                                                       --------   --------

NONINTEREST EXPENSE
  Compensation and employee benefits                      3,624      4,337
  Building occupancy                                      1,086      1,175
  Real estate owned/collection expense                    2,040        206
  FDIC insurance                                          1,452        214
  Data processing                                           244        241
  Advertising                                               140        219
  Other noninterest expense                               1,767      1,387
                                                       --------   --------
     Total noninterest expense                           10,353      7,779
                                                       --------   --------

NET LOSS BEFORE BENEFIT
  FOR INCOME TAX                                        (35,417)    (7,717)

Current benefit for income tax                          (12,791)    (3,109)
Deferred tax valuation allowance                         12,503          -
                                                       --------   --------

NET LOSS                                               $(35,129)  $ (4,608)
Less:  Net loss attributable to noncontrolling
  interests                                                 (15)        (3)
                                                       --------   --------
NET LOSS ATTRIBUTABLE TO HORIZON
  FINANCIAL CORP.                                      $(35,114)  $ (4,605)
                                                       ========   ========

BASIC LOSS PER SHARE                                     $(2.93)    $(0.39)
                                                         ======     ======
DILUTED LOSS PER SHARE                                   $(2.93)    $(0.39)
                                                         ======     ======

              (See Notes to Consolidated Financial Statements)

                           HORIZON FINANCIAL CORP.
              Consolidated Statements of Operations (unaudited)

                                                         Six months ended
                                                           September 30,
(In thousands, except share data)                        2009       2008
                                                      --------    --------

INTEREST INCOME
  Interest and fees on loans                          $ 26,497    $ 40,254
  Interest on investment securities                      1,681       1,910
                                                      --------    --------
     Total interest income                              28,178      42,164
                                                      --------    --------

INTEREST EXPENSE
  Interest on deposits                                  16,189      17,087
  Interest on other borrowings                           1,427       2,927
                                                      --------    --------
     Total interest expense                             17,616      20,014
                                                      --------    --------
     Net interest income                                10,562      22,150

PROVISION FOR LOAN LOSSES                               64,521      15,000
                                                      --------    --------
     Net interest income (loss) after provision for
       loan losses                                     (53,959)      7,150
                                                      --------    --------

NONINTEREST INCOME (LOSS)
  Service fees                                           1,511       1,779
  Net gain on sales of loans                               387         348
  Net loss on sales and impairment of real estate
    owned                                               (4,108)       (335)
  Net loss on sales of investment securities               (54)       (198)
  Other-than-temporary impairment on investment
     securities                                           (205)          -
  Other noninterest income                                 918       1,800
                                                      --------    --------
     Total noninterest income (loss)                    (1,551)      3,394
                                                      --------    --------

NONINTEREST EXPENSE
  Compensation and employee benefits                     7,000       8,840
  Building occupancy                                     2,172       2,301
  Real estate owned/collection expense                   4,479         311
  FDIC insurance                                         3,220         259
  Data processing                                          504         485
  Advertising                                              279         438
  Other noninterest expense                              2,905       2,730
                                                      --------    --------
     Total noninterest expense                          20,559      15,364
                                                      --------    --------

NET LOSS BEFORE BENEFIT
  FOR INCOME TAX                                       (76,069)     (4,820)

Current benefit for income tax                         (27,127)     (2,228)
Deferred tax valuation allowance                        31,903           -
                                                      --------    --------

NET LOSS                                              $(80,845)   $ (2,592)
Less:  Net loss attributable to noncontrolling
 interests                                                 (30)         (7)
                                                      --------    --------
NET LOSS ATTRIBUTABLE TO HORIZON
  FINANCIAL CORP.                                     $(80,815)   $ (2,585)
                                                      ========    ========

BASIC LOSS PER SHARE                                    $(6.74)     $(0.22)
                                                        ======      ======
DILUTED LOSS PER SHARE                                  $(6.74)     $(0.22)
                                                        ======      ======

              (See Notes to Consolidated Financial Statements)

                                         HORIZON FINANCIAL CORP.
                           Consolidated Statements of Stockholders' Equity
                             Six Months Ended September 30, 2009 and 2008
                                            (unaudited)

                                                                  Accumulated
                                                                     Other                            Total
                             Common Stock                           Compre-                          Compre-
                           ----------------  Additional  Retained   hensive     Non-      Stock-     hensive
                           Number of          Paid-In    Earnings   Income   controlling  holders'   Income
(In thousands)              Shares   At Par   Capital    (Deficit)  (Loss)   Interests    Equity     (Loss)
                           --------  ------   -------    ---------  ------   ---------    -------    ------

BALANCE, March 31, 2008     11,892  $11,892   $50,597     $63,906  $ 1,922     $ 164     $128,481
Comprehensive income
Net loss                         -        -         -      (2,585)       -        (7)      (2,592) $ (2,592)
Other comprehensive income
 (loss)
  Reclassification for net
   losses recognized in income,
   net tax benefit of $69        -        -         -           -      129         -          129       129
  Change in unrealized
   losses on available-for-
   sale securities, net tax
   benefit of $1,109             -        -         -           -   (2,061)        -      (2,061)    (2,061)
                                                                                                   --------
  Total other comprehensive
   loss                                                                                              (1,932)
                                                                                                   --------
 Comprehensive loss                                                                                $ (4,524)
                                                                                                   ========
Cash dividends on common
 stock at $.185/sh               -        -         -      (2,206)       -         -      (2,206)
Dividend reinvestment plan      27       27       200           -        -         -         227
Stock options exercised         20       20       114           -        -         -         134
Tax benefit associated
 with stock options              -        -         4           -        -         -           4
Stock award plan                21       21       171           -        -         -         192
                            ------  -------   -------     -------  -------     -----     --------
BALANCE, September 30,
 2008                       11,960  $11,960   $51,086     $59,115  $   (10)    $ 157    $122,308
                            ======  =======   =======    ========   ======     =====    ========
BALANCE, March 31, 2009     11,981  $11,981   $51,298     $28,333  $ 1,414       134    $ 93,160
Comprehensive loss
Net loss                         -        -         -     (80,815)       -       (30)    (80,845)  $(80,845)
Other comprehensive
 income
  Reclassification for net
   losses recognized in
   income, net tax benefit
   of $91                        -        -         -           -      168         -         168        168
  Change in unrealized gains
   on available-for-sale
   securities, net tax of
   $221                          -        -         -           -      410         -         410        410
                                                                                                   --------
  Total other comprehensive
   income                                                                                               578
                                                                                                   --------
 Comprehensive loss                                                                                $(80,267)
                                                                                                   ========
Dividend reinvestment plan       1        1         -           -        -         -           1
Stock award plan                14       14      (131)          -        -         -        (117)
                            ------  -------   -------     -------  -------     -----     --------
BALANCE, September 30,
 2009                       11,996  $11,996   $51,167    $(52,482)  $1,992     $ 104    $ 12,777
                            ======  =======   =======    ========   ======     =====    ========

                                 (See Notes to Consolidated Financial Statements)


                             HORIZON FINANCIAL CORP.
              Consolidated Statements of Cash Flows (unaudited)

                                                           Six Months Ended
(In thousands)                                               September 30,
                                                           2009        2008
                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $(80,815)   $ (2,585)
Adjustments to reconcile net loss to net
cash provided by operating activities:
  Depreciation and amortization                            1,561       1,670
  Provision for loan losses                               64,521      15,000
  Provision for loss - real estate owned                   2,714           -
  Loss on sale of real estate owned                        1,394         335
  Net loss on sale of investment securities                   54         198

  Other-than-temporary impairment on investment
   securities available for sale                             205           -
  Excess tax benefits from the exercise of stock
   options                                                     -          (4)
  Net gain on sale of loans                                 (387)       (348)
  Proceeds from sales of loans                            64,178      29,249
  Origination of loans held for sale                     (60,299)    (27,753)
  Stock award plan compensation                             (117)        192
  Deferred income taxes                                  (16,739)         52
  Valuation allowance on deferred income taxes            31,903           -
Changes in assets and liabilities:
  Interest and dividends receivable                        2,086         974
  Interest payable                                          (762)         91
  Federal income tax receivable                           (8,576)     (6,285)
  Other assets                                               365        (470)
  Other liabilities                                         (753)       (292)
                                                        --------    --------
     Net cash flows from operating activities                533      10,024
                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in interest-bearing deposits, net           (22,247)    (15,904)
  Purchases of investment securities - available-for-sale (4,503) (7,584) Proceeds from sales and maturities of
   investment securities - available-for-sale              9,686      13,007
  Proceeds from maturities of investment
   securities - held-to-maturity                               -          20
  Redemption of FHLB Stock                                     -         287
  Net change in loans                                     77,794     (65,873)
  Purchases of bank premises and equipment                   (84)       (429)
  Proceeds from the sale of real estate owned             17,757         511
  Net change in investment in joint venture                 (179)       (175)
                                                        --------    --------
     Net cash flows from investing activities             78,224     (76,140)
                                                        --------    --------

                             HORIZON FINANCIAL CORP.
                Consolidated Statements of Cash Flows (unaudited)
                                 (continued)
                                                           Six Months Ended
(In thousands)                                              September 30,
                                                          2009        2008
                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in deposits                                 (55,744)    108,486
  Advances of other borrowed funds                        31,940     187,044
  Repayments of other borrowed funds                     (62,259)   (227,816)
  Borrowing related to investment in real estate
   joint venture                                              60         956
  Common stock issued                                          1         134
  Tax benefit associated with stock options                    -           4
  Cash dividends paid                                          -      (2,987)
                                                        --------    --------
     Net cash flows from financing activities            (86,002)     65,821
                                                        --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                   (7,245)       (295)

CASH AND CASH EQUIVALENTS, beginning of period            17,881      22,412
                                                        --------    --------
CASH AND CASH EQUIVALENTS, end of period                $ 10,636    $ 22,117
                                                        ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for interest              $  9,396    $ 19,924
                                                        ========    ========
  Cash paid during the period for income tax            $      -    $  4,100
                                                        ========    ========

NONCASH INVESTING AND FINANCING TRANSACTIONS
  Property taken in settlement of loans                 $ 44,282    $  2,413
                                                        ========    ========
  Bank financed sale of other real estate owned         $  1,528    $    364
                                                        ========    ========
  In-kind distribution for mutual funds                 $      -    $  3,278
                                                        ========    ========

               (See Notes to Consolidated Financial Statements)

                             HORIZON FINANCIAL CORP.
            SELECTED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                 (unaudited)

NOTE 1 - Basis of Presentation and Significant Accounting Policies

Basis of Presentation
---------------------

     The consolidated financial statements as of and for the three and six months ended September 30, 2009 and 2008, include the accounts of Horizon Financial Corp. ("Horizon Financial" or the "Corporation"), and its wholly-owned subsidiary Horizon Bank ("Horizon Bank" or the "Bank"), and other subsidiaries of the Bank. Significant intercompany balances and transactions have been eliminated in consolidation. The Corporation has not engaged in any significant activity other than holding the stock of the Bank.

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

     Certain reclassifications have been made to prior financial statements to conform with the current presentation. These reclassifications have no effect on operations, equity, or loss per share.

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to the Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation are reflected in the interim financial statements. The results of operations for the three and six month periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year. For further information, refer to the consolidated financial statements and footnotes thereto in the Horizon Financial Corp. Annual Report on Form 10-K for the year ended March 31, 2009.

     In preparing these financial statements, the Corporation has evaluated events and transactions for potential recognition or disclosure through November 9, 2009, the date the financial statements were issued. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period. Certain reclassifications of prior period amounts have been made to conform with current classifications.

Consolidation of Real Estate Joint Venture
------------------------------------------

     In October 2004, the Bank's wholly-owned subsidiary, Westward Financial Services, Inc. ("Westward Financial"), entered into a real estate development joint venture with Greenbriar Northwest LLC ("GBNW"), an established residential land development company headquartered in Bellingham, Washington. The Corporation believes that GBNW is a variable interest entity with the Corporation as the primary beneficiary and is subject to consolidation. Accordingly, GBNW is consolidated in the Corporation's consolidated balance sheet, and the investment in real estate is recorded as an asset and the related debt is recorded as the Corporation's liability. As of September 30, 2009, the real estate joint venture had a carrying amount of approximately $18.2 million, with a related borrowing of approximately $24.5 million after consolidation. During the process of consolidation, inter-company transactions were eliminated; including the $24.5 million receivable and the associated $6.8 million in capitalized interest receivable from GBNW and payable to Horizon Bank.

     The Corporation adopted the consolidation of noncontrolling interests under the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation on April 1, 2009. As a result, we reclassified $104,000 and $134,000 of minority interest liabilities as of September 30, 2009 and March 31, 2009, respectively from liabilities to equity on our balance sheet. Noncontrolling interests' share of net loss was $15,000 and $30,000 for the three and six months ended September 30, 2009 and $3,000 and $7,000 for the three and six months end September 30, 2008.

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

     The Order is a result of a regulatory examination conducted by the FDIC in September 2008. Under the terms of the Order, the Bank cannot declare dividends without the prior written approval of the FDIC and the DFI. Other material provisions of the Order require the Bank to:

     * Strengthen the Bank's board of directors' oversight of management and operations of the Bank;
     * Increase and subsequently maintain specified capital levels, which are above the regulatory minimums;
     * Enhance its practices and written policies for determining the adequacy of the allowance for loan and lease losses;
     * Eliminate loans classified as "Loss" and "Doubtful" at its regulatory examination, and reduce the loans classified as "Substandard" as a percent of capital;
     * Not extend additional credit to borrowers whose loan had been classified as "Loss" and is uncollected;
     *   Develop a plan to reduce delinquent loans;
     * Develop a plan to reduce the amount of construction and land development loans;
     * Develop a three year strategic plan outlining specific goals for loans, investments and deposits, acceptable to the FDIC;
     *   Enhance its written funds management and liquidity policy;
     * Not increase brokered deposits and develop a plan to reduce brokered deposits; and
     *   Prepare and submit progress reports to the FDIC and the DFI.

     The Bank has implemented a comprehensive plan in attempt to achieve full compliance with the Order. No monetary penalties were imposed or recommended by the FDIC or DFI in connection with the Order. The Order will remain in effect until modified or terminated by the FDIC and the DFI.

     In connection with the Order, the Federal Reserve Bank of San Francisco ("FRB") has notified the Corporation that neither the Corporation nor the Bank may appoint any new director or senior executive officer or change the responsibilities of any current senior executive officers without notifying the FRB. In addition, neither the Corporation nor the Bank may make indemnification and severance payments without complying with certain statutory restrictions including prior written approval by the FRB and concurrence from the FDIC.

     The Order contains target dates to achieve the above referenced objectives, which are also outlined in the Form 8-K that was filed with the SEC on March 2, 2009 and in Horizon's Form 10-K filing for its fiscal year ended March 31, 2009. As of June 30, 2009, we had completed on-time and submitted to our regulators all requirements that were due within 90 days of the Order's effective date. As of September 30, 2009, there are two key objectives that remain outstanding and were given 270 days from the Order's effective date for compliance. The first is the requirement to reduce our balances of loans which were classified "substandard" and "doubtful" as of the most recent regulatory exam date to specified levels. We have successfully reduced our "substandard" balances below the threshold required by the Order. The reduction in balances of loans classified "doubtful" is expected to be completed by the 270 day target date. The second requirement is to increase our Tier 1 capital ratio to 10% within 270 days. At September 30, 2009, Horizon Bank's Tier 1 capital was $10.4 million, representing 0.77% of average assets. We continue to work with investment bankers and other qualified advisors to bring in additional capital to meet the 10% regulatory requirement in accordance with the terms of the Order. While the Bank continues to act upon both tactical and strategic alternatives to raise capital and restructure its balance sheet, as has been widely publicized, access to capital markets is extremely limited in the current economic environment, making it highly unlikely that in the current financial environment and in light of its capital position its efforts will be successful and will result in sufficient capital preservation or infusion in order to comply with the Order. The Bank's ability to decrease its levels of classified assets is also vulnerable to market conditions as its construction loan borrowers rely on an active real estate market as a source of repayment, and the sale of loans in this market is difficult. If the real estate market does not improve, the Bank's level of classified and non-performing assets may continue to increase. Any material failure to comply with the provisions of the Order could result in further enforcement actions by both the FDIC or the DFI or the placing of the Bank into conservatorship or receivership.

NOTE 3 - Regulatory Capital and Going Concern Considerations

     The Bank's ratio of total capital to risk-weighted assets was 1.98% as of September 30, 2009, which caused the Bank to be deemed "critically undercapitalized" as of that date within the meaning of the Federal Deposit Insurance Act ("FDI Act") Prompt Correction Action ("PCA") capital requirements (12 U.S.C. Section 1831o). The Bank's ratios of Tier 1 capital to average assets and Tier 1 capital to risk-weighted assets were 0.77% and 0.99%, respectively, as of September 30, 2009. In order to be "adequately capitalized" under regulatory capital guidelines, an institution's ratios of total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and Tier 1 capital to average assets must be at least 8.0%, 4.0% and 4.0%, respectively.

     As a result of the Bank's "critically undercapitalized" status as of September 30, 2009, a number of other requirements or restrictions can or will be imposed on the Corporation and the Bank in addition to those described above. These additional requirements and restrictions: (i) prohibit the Bank from paying any bonus to a senior executive officer or providing compensation to a senior executive officer at a rate exceeding the officer's average rate of compensation (excluding bonuses, stock options and profit-sharing) during the 12 months preceding the month in which the Bank became undercapitalized, without prior written approval from the FDIC; (ii) require the FDIC to impose one or more of the following on the Bank: (A) require a sale of Bank shares or obligations of the Bank sufficient to return the Bank to adequately capitalized status; (B) if grounds exist for the appointment of a receiver or conservator for the Bank, require the Bank to be acquired or merged with another institution; (C) impose additional restrictions on transactions with affiliates beyond the normal restrictions applicable to all banks; (D) restrict interest paid on deposits to prevailing rates in the Bank's area as determined by the FDIC; (E) impose more stringent growth restrictions than those discussed in the immediately preceding paragraph, or require the Bank to reduce its total assets; (F) require the Bank to alter, reduce or terminate any activities the FDIC determines pose excessive risk to the Bank; (G) order a new election of Bank directors; (H) require the Bank to dismiss any senior executive officer or director who held office for more than 180 days before the Bank became undercapitalized; (I) require the Bank to employ "qualified" senior executive officers; (J) prohibit the Bank from accepting, renewing or rolling over deposits from correspondent institutions; (K) prohibit the Corporation from making capital distributions without Federal Reserve Board approval; (L) require the Corporation to divest the Bank if the regulators determine that the divestiture would improve the Bank's financial condition and future prospects; and (M) require the Bank to take any other action that the FDIC determines will better carry out the purposes of the statute requiring the imposition of one or more of the restrictions described in
(A)-(L) above; and (iii) requiring prior regulatory approval for material transactions outside the usual course of business, extending credit for a highly leveraged transactions, amending the Bank's charter or bylaws, making a material change to accounting methods, paying excessive compensation or bonuses, and paying interest on new or renewed liabilities at a rate that would increase the Bank's weighted average cost of funds to a level significantly exceeding the prevailing rates on interest on deposits in the Bank's normal market areas.

     Under the FDI Act, depository institutions that are "critically undercapitalized" must be placed into conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the institution's primary Federal regulatory authority (here, the FDIC) determines and documents that "other action" would better achieve the purposes of PCA. If the Bank remains critically undercapitalized on average during the calendar quarter beginning 270 days after it became critically undercapitalized, the FDI Act requires the appointment of a a receiver unless the Bank and the FDIC affirmatively can determine that, among other things, the Bank has positive net worth and the FDIC can certify that the Bank is viable and not expected to fail. Also as stated above as result of its current capital condition, the Bank is also subject to restrictions on the interest rates it may offer to its depositors. Many of our competitors are paying higher rates than we are permitted to offer. As a result the Bank's liquidity may be negatively impacted, possibly materially, due to deposit run-off to the extent that it is unable to continue offering competitive rates.

     While the Corporation intends to take such actions as may be necessary to enable the Bank to comply with the requirements of the Order, and to withstand the potential impact of the interest rate restrictions, it is highly unlikely that the Bank will be able to comply fully with the provisions of the Order or that efforts to comply with the Order will not have material and adverse effects on the operations and financial condition of the Corporation. The Corporation has determined that significant additional sources of external capital will be required for it to continue operations through 2009 and beyond. To date, its efforts to achieve a capital investment, sale, strategic merger or some form of restructuring have been unsuccessful and it is highly unlikely that the Corporation will succeed in this endeavor and be able to comply with applicable regulatory requirements. In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to current stockholders and could adversely affect the price of the Corporation's common stock. If the Corporation does not increase its capital, the FRB may take additional enforcement action against it.

     In addition, it is unclear at this point what impact, if any, the applicable interest rate restrictions and our decreasing capital condition will have on the Bank's continued ability to maintain adequate liquidity. As a result of the Bank's financial condition, its regulators are continually monitoring its liquidity and capital adequacy. Based on their assessment of its ability to operate in a safe and sound manner, the Bank's regulators at any time may take other and further actions, including placing the Bank into conservatorship or receivership, to protect the interests of depositors insured by the FDIC.

     As of September 30, 2009, due to the Corporation's significant net loss from operations in the three and six months ended September 30, 2009, deterioration in the credit quality of the loan portfolio, and the decline in the level of its regulatory capital to support operations, there is substantial doubt about the Corporation's ability to continue as a going concern. Further, due to its capital condition, the Bank is prohibited from paying a dividend to the Corporation. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustments to reflect the possible future effects on the recoverability or classification of assets, and the amounts or classification of liabilities that may result from the outcome of any regulatory action, which would affect the Corporation's ability to continue as a going concern.

NOTE 4 - Stockholders' Equity

Earnings (Loss) Per Share
-------------------------

     The following table illustrates the reconciliation of weighted average shares, as adjusted, used for earnings (loss) per share for the noted periods:

                                  Three Months Ended       Six Months Ended
                                     September 30,            September 30,
                                ----------------------  ----------------------
                                   2009        2008        2009        2008
                                ----------  ----------  ----------  ----------
Basic weighted average shares
 outstanding                    11,995,279  11,940,064  11,988,442  11,917,065
Dilutive shares                          -           -           -           -
                                ----------  ----------  ----------  ----------
Diluted weighted average shares
 outstanding                    11,995,279  11,940,064  11,988,442  11,917,065
                                ==========  ==========  ==========  ==========

Anti-dilutive shares
 outstanding related to options
 to acquire the Corporation's
 common stock                      133,616     126,784     144,113      95,822
                                ==========  ==========  ==========  ==========

NOTE 5 - Stock Option and Restricted Stock Award Plans

Share Based Payment
-------------------

     The Corporation accounts for stock compensation using the "modified prospective" method. For the three and six months ended September 30, 2009, the Corporation recognized $34,000 and $169,000 in stock option and restricted stock award compensation expense as a component of salaries and benefits, compared to $85,000 and $192,000 for the three and six months ended September
30, 2008.   Also included in additional paid in capital for the six months ended September 30, 2009 was $171,000 of compensation expense reversals due to pre-vesting forfeitures and $115,000 in tax shortfall due to the change in the fair value of restricted stock awards. As of September 30, 2009 and 2008, there was approximately $53,000 and $308,000, respectively, of total unrecognized compensation cost related to nonvested options and restricted stock awards which is scheduled to amortize over the next three years. The Corporation measures the fair value of each stock option grant at the date of grant, using the Black Scholes option pricing model.

     The Corporation may grant awards, typically options and restricted stock, for a maximum of 937,500 shares, as adjusted, of authorized common stock to certain officers and key employees under the 2005 Incentive Stock Plan. These awards may or may not vest immediately upon issuance based on the terms established by the Board of Directors. All awards are generally exercisable within one to five years from the date of grant and, in the case of option awards, expire after ten years. Dividends, when and if declared by the Board of Directors on the Corporation's common stock, are paid on restricted stock grants during the restricted period. All options are granted at an exercise price equal to the fair market value (average of the high and low price for the day) of the Corporation's common stock on the date of grant. Dividends are not paid on any option awards until the option is exercised by the recipient.

The following table summarizes the stock option activity for the six months ended September 30, 2009:

                                                        Weighted
                                            Weighted     average
                                  Out-       average    remaining   Aggregate
                                standing    exercise   contractual  intrinsic
                                 under        price       term      value (in
Stock Options                    plan       per share  (in years)   thousands)
-------------                   -------     ---------  ----------   ---------
Balance, March 31, 2009         156,256       $12.61
   Granted                            -            -
   Exercised                          -            -
   Forfeited, expired or
    cancelled                   (34,376)        9.83
                                -------       ------    -------      -------
Balance, September 30, 2009     121,880       $13.40       4.56      $     -
                                =======       ======    =======      =======

Exercisable, September 30, 2009 103,071       $12.94       3.96      $     -
                                =======       ======    =======      =======

The total intrinsic value, the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date, of options exercised for the six months ended September 30, 2009 and 2008 was $0 and $54,000, respectively.

     The following table summarizes the restricted stock award activity for the six months ended September 30, 2009 under the 2005 stock plan:

                                                        Weighted
                                            Weighted     average
                                  Out-       average    remaining
                                standing      grant    contractual
                                 under        price       term
Restricted Stock Awards          plan       per share  (in years)
-----------------------         -------     ---------  ----------
Balance, March 31, 2009          23,708       $20.58       0.47
   Granted                            -            -
   Released                     (14,149)       21.37
   Forfeited, expired or
    cancelled                    (4,001)       20.30
                                 ------       ------       ----
Balance, September 30, 2009       5,558       $18.73       0.50
                                 ======       ======       ====
12



NOTE 6 - Fair Value of Financial Instruments and Fair Value Measurements

     The following table presents estimated fair values of our financial instruments at September 30, 2009 and March 31, 2009 (in thousands):

                                                       September 30, 2009                March 31, 2009
                                                     Carrying                      Carrying
(In thousands)                                        Amount      Fair Value        Amount        Fair Value
                                                     --------    ----------        --------      -----------
Financial Assets
  Cash and cash equivalents                          $ 10,636      $ 10,636        $ 17,881      $   17,881
  Interest-bearing deposits                           148,406       148,406         126,159         126,159
  Investment securities                                62,009        62,009          66,873          66,876
  Federal Home Loan Bank stock                          7,247         7,247           7,247           7,247
  Loans held-for-sale                                   1,253         1,253           4,745           4,745
  Loans receivable                                    938,051       889,499       1,123,660       1,134,413
  Investment in real estate joint venture              18,164        21,800          17,985          21,800
  Bank owned life insurance                            20,569        20,569          20,134          20,134
  Accrued interest and dividends receivable             4,543         4,543           6,629           6,629

Financial Liabilities
  Demand and savings deposits                         308,517       308,517         312,261         312,261
  Time deposits                                       865,503       870,491         917,503         927,128
  Accrued interest payable                              1,128         1,128           1,890           1,890
  Other borrowed funds                                 84,029        84,867         114,348         115,484
  Borrowing related to investment in real
   estate in a joint venture                           24,500        24,500          24,440          24,440



     We determine the estimated fair value amounts using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data in the development of the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

     The Corporation's framework for measuring fair value is based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. The framework establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

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

NOTE 6 - Fair Value of Financial Instruments and Fair Value Measurements (continued)

     Federal Home Loan Bank of Seattle Stock - FHLB stock is carried at $100 par value. This investment is considered restricted, at a minimum, the investment must be maintained in order to obtain borrowing commitments from FHLB. The Corporation may redeem its investment only at par value, which is used as the estimated market value. The Corporation evaluates FHLB stock for impairment under the provisions of FASB ASC 942 Financial Services, Depository and Lending. The Corporation's determination of whether these investments are impaired is based on the assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on financial institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB. The Corporation has determined there is not an other-than-temporary impairment on the FHLB stock investment as of September 30, 2009.

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

NOTE 6 - Fair Value of Financial Instruments and Fair Value Measurements (continued)

     The following table presents the Corporation's financial assets measured at fair value on a recurring basis at September 30, 2009 (in thousands):

                                  Level 1    Level 2    Level 3     Total
                                  -------    -------    -------    -------
       Assets
       Available for Sale
       Investment securities      $ 933      $61,076     $   -     $62,009
                                  -----      -------     -----     -------
       Total                      $ 933      $61,076     $   -     $62,009
                                  =====      =======     =====     =======

     The following table presents the Corporation's assets measured at fair value on a nonrecurring basis at September 30, 2009 and the total losses resulting from these fair value adjustments for the six months ended September 30, 2009 (in thousands):
                                                                        Total
                           Level 1    Level 2     Level 3     Total    Losses
                           -------    -------     -------    -------   ------
    Assets
    Impaired loans         $    -     $    -     $138,858   $138,858  $44,811
    Real estate owned
     ("REO")                    -          -       40,117     40,117    4,108
                           ------     ------     --------   --------  -------
    Total                  $    -     $    -     $178,975   $178,975  $48,919
                           ======     ======     ========   ========  =======

     Impaired loans, with carrying amounts of $95.7 million had specific valuation allowances totaling $18.1 million at September 30, 2009, which were included in the allowance for loan losses. The remaining difference between the $138.8 million of impaired loans and the $95.7 million with specific valuation allowances is comprised of $43.1 million of impaired loans with no measureable amount of probable loss.

NOTE 7 - Investments
--------------------

     The table below presents the available for sale ("AFS") amortized cost, fair value and unrealized gain or loss as of September 30, 2009:

                                                Gross       Gross
                                             Unrealized   Unrealized
                                    Gross      Losses       Losses   Estimated
                      Amortized   Unrealized  12 Months  Greater Than   Fair
 (In thousands)         Cost        Gains      or Less     12 Months    Value
                      ----------  ---------- ----------- ------------ --------

AFS Securities
 State and political
  subdivisions and U.S.
  government agency
  securities          $   24,786 $     1,233 $       (24) $    (208)  $ 25,787
 Marketable equity
  securities                 312         688         (67)         -        933
 Mortage-backed
  securities and
  collateralized
  mortgage obligations
 (CMOs)                   33,846       1,767           -       (324)    35,289
                      ----------  ---------- ----------- ------------ --------
  Total available-for-
   sale securities        58,944       3,688         (91)      (532)    62,009
                      ----------  ---------- ----------- ------------ --------

     Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. At September 30, 2009, the Corporation has evaluated these securities and determined that the decline in value was temporary and related to the change in market interest rates since purchase as well as the current instability in the credit markets. The decline in value was not related to any company or industry specific event. At September 30, 2009, there are 37 investment securities in an unrealized loss position exceeding a twelve month period with an amortized cost of $2.8 million. The Corporation anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of more favorable market interest rates. The Corporation reviews securities for the presence of other-than-temporary impairment ("OTTI") on an ongoing basis when economic or market concerns warrant such evaluation. Consideration is given to: (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer and (3) intent to sell or required to sell a security for a period of time sufficient to allow for any anticipated recovery in fair value. Declines in the fair value of available for sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. During the three and six months ended September 30, 2009, the Bank recognized a $1,000 and $205,000 OTTI charge related to non-agency private-label mortgage-backed securities. These private label

--------------------------------

mortgage-backed securities are included in investments available for sale where the default rates, declines in investment ratings and loss severities of the underlying collateral indicate credit losses have occurred that are not expected to be recovered. The measured loss has been identified with the credit component of the securities and is not reflective of a temporary change in market value. These securities were valued by third party pricing services using readily available market quotes. There were no similar charges recorded during the three and six months ended September 30, 2008.

     In addition, given the current regulatory restrictions and the considerations about the Corporation's ability to continue as a going concern, the Corporation reclassified $8,000 in held-to-maturity securities as available-for-sale during the quarter ended September 30, 2009.

NOTE 8 - Income Taxes
---------------------
     At September 30, 2009, the Corporation had $31.9 million of net deferred tax asset which were comprised of tax-affected cumulative temporary differences, which have resulted, to a large extent, from the significant increase in the provision for loan losses. In evaluating the need for a valuation allowance, the Corporation considered all of the events and evidence available, including the Corporation's cumulative loss position, income tax carry-back and carry-forward benefits and the challenges in predicting future operating results. Management concluded that it is more likely than not that the majority of the net deferred tax asset will not be available as a benefit in future periods due to uncertainties surrounding the Corporation's viability and its ability to generate sufficient taxable income. This determination was a result of recent events in the market and the challenges we face in forecasting future profit levels on a continuing basis. Therefore, at September 30, 2009 the Corporation recognized a valuation allowance to fully reserve against the net deferred tax asset. The Corporation incurred an additional accounting income tax provision in the amount of $31.9 million for the six months ended September 30, 2009, primarily as a result of recognizing the valuation allowance against the net deferred tax asset.

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

NOTE 9 - Accounting Standards Updates
-------------------------------------

     In August 2009, the FASB issued Accounting Standards Update No. 2009-05 ("ASU 2009-05"), Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value. ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC Topic 820. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

    1.)  A valuation technique that uses:
           a. The quoted price of the identical liability when traded as an asset.
           b. Quoted prices for similar liabilities or similar liabilities when traded as assets.
    2.) Another valuation technique that is consistent with the principles of ASC Topic 820. Two examples would be an income approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

     The amendments in ASU 2009-5 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance provided in ASU 2009-5 is effective for the first reporting period beginning after issuance. The adoption of ASU 2009-5 will not have a material effect on the Corporation's consolidated financial condition or results of operations.

     In September 2009, the FASB issued Accounting Standards Update No. 2009-12 ("ASU 2009-12"), Fair Value Measurements and Disclosures (Topic 820), Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). ASU 2009-12 provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures - Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share. This ASU also requires disclosures by major category of investment about the attributes of investments within the scope of the amendments in this Update. The amendments in this Update are effective for interim and annual periods after December 15, 2009. The adoption of this guidance will not have a material effect on the Corporation's consolidated financial condition or results of operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS

     The following discussion is intended to assist in understanding the financial condition and results of operations of the Corporation and its subsidiaries. The information contained in this section should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes contained herein.

Forward Looking Statements
--------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations and this Form 10-Q contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by the use of words such as "believe," "expect," "anticipate," "intend," "should," "plan," "project," "estimate," "potential," "seek," "strive," or "try" or other conditional verbs such as "will," "would," "should," "could," or "may" or similar expressions. These forward-looking statements are based on the Corporation's expectations and are subject to risks and uncertainties that cannot be predicted or quantified and are beyond the Corporation's control, including the potential that (1) the Corporation may not be able to continue as a going concern and
(2) because of our critically undercapitalized status, our regulators may initiate additional enforcement actions against us, which could include placing the Bank under conservatorship or into receivership

     Although we believe that our plans, intentions and expectations, as reflected in these forward-looking statements are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved or realized. Our actual results, performance, or achievements may differ materially from those suggested, expressed, or implied by forward-looking statements as a result of a wide variety or range of factors including, but not limited to: : the risk that the Bank will be placed into conservatorship or receivership as result of being critically undercapitalized under the PCA or because the Corporation is not able to improve its capital position; the possibility that the Bank will not be unable to comply with the conditions imposed by the Order, including but not limited to its ability to increase capital, reduce non-performing assets and reduce its reliance on brokered certificates of deposit, or to comply with statutory obligations applicable to critically undercapitalized institutions under PCA or to comply with other regulatory requirements which could result in the imposition of further enforcement action imposing additional restrictions on our operations or placing the Bank into conservatorship or receivership at any time; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs; the risk that borrowers will not be able to complete construction projects in a timely fashion and/or within budget and that any guarantees, including completion guarantees will not be honored; the risk that continued negative publicity regarding our financial condition will have an adverse effect on our operations; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; deposit flows; fluctuations in the demand for loans, the number of unsold homes and other properties and fluctuations in real estate values in our market areas; adverse changes in the securities markets including changes in the ability of the issuers of trust preferred securities we own to repay their obligations; results of examinations of the Corporation by the Federal Reserve Bank of San Francisco and its bank subsidiary by the Federal Deposit Insurance Corporation ("FDIC"), the Washington State Department of Financial Institutions, Division of Banks ("DFI") or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, require us to increase our reserve for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits,; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; computer systems on which we depend could fail or experience a security breach, or the implementation of new technologies may not be successful; our ability to manage loan delinquency rates; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, including the interpretation of regulatory capital or other rules; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; adverse changes in the securities markets; the inability of key third-party providers to perform their obligations to us; changes in accounting policies, principles and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; our ability to lease excess space in Company-owned buildings; and other risks detailed in this Form 10-Q and our Form 10-K for the fiscal year ended March 31, 2009. Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make may turn out to be wrong because of the inaccurate assumptions we might make, because of the factors illustrated above or because of other factors that we cannot foresee. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond our control. We caution readers not to place undue reliance on any forward-looking statements. We do not undertake and specifically disclaim any obligation to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements. These risks could cause our actual results for the remainder of 2009 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could further negatively affect the Corporation's operating and stock performance.

Overview
--------

     Horizon Financial Corp. ("Horizon Financial" or the "Corporation") was formed under Washington law on May 22, 1995, and became the holding company for Horizon Bank ("Horizon Bank" or the "Bank") effective October 13, 1995.
At September 30, 2009, Horizon Financial had total assets of $1.30 billion, total deposits of $1.17 billion and total equity of $12.8 million. The Corporation's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary. The Bank is currently subject to the Order and is critically undercapitalized under PCA and accordingly is operating under significant operating restrictions. Please refer to Notes 2 and 3 of the Selected Notes to the Consolidated Financial Statements for a discussion of regulatory actions, regulatory capital and going concern considerations.

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

Financial Overview
------------------

Important financial results for the second fiscal quarter ended September 30, 2009 include the following:

     * The net loss for the three months ended September 30, 2009 was $35.1 million or $2.93 per diluted share as compared to a net loss of $4.6 million or $0.39 per diluted share for the three month period ended September 30, 2008. The loss was largely due to a $29.0 million provision for loan losses, a $12.5 million valuation allowance against the net deferred tax asset, a decrease in interest income from non-performing assets and an increase in non-interest expenses.
     * The current period losses resulted in the Bank being classified for regulatory purposes as "critically undercapitalized" by regulatory definition as of September 30, 2009 which may result in the imposition of additional enforcement actions against us by our bank regulators, and possibly the appointment of a receiver or conservator for the Bank. See Notes 2 and 3 of the Selected Notes to the Consolidated Financial Statements.
     * The provision for loan losses for the three months ended September 30, 2009 was $29.0 million as compared to the year ago quarter of $12.0 million, which was necessary to meet management's estimate for probable losses.
     * Charge-offs were $44.6 million for the three months ended September 30, 2009 compared to $5.6 million for the same period a year ago.

     * A $12.5 million valuation allowance was taken against the net deferred tax asset, which is comprised of tax effected cumulative temporary differences, largely from the provision for loan losses. Management considered all evidence available, including the tax carry-back and carry-forward benefits, and concluded that it is more likely than not that the majority of the net deferred tax asset will not be available as a benefit in future periods.
     * The total non-interest expense for the three months ended September 30, 2009 was $10.4 million as compared to $7.8 million for the three months ended September 30, 2008. The largest contributors to the increase in non-interest expense came, an increase in FDIC premiums and higher costs associated with loan workouts and credit administration.
     * Total non-performing assets increased to $128.4 million as of September 30, 2009 compared to $104.7 million at March 31, 2009 and $80.2 million as of September 30, 2008 due in large part to a transition of delinquent loans to non-accrual status.
     * Total assets were $1.30 billion as of September 30, 2009 as compared to $1.47 billion as of March 31, 2009 and $1.45 billion as of September 30, 2008.
     * Gross loans were $974.0 million as of September 30, 2009 as compared to $1.16 billion as of March 31, 2009 and $1.26 billion as of September 30, 2008. The decline in loans is the result of management's efforts to de-leverage the balance sheet by working out specific loans resulting in payoffs or to real estate owned in order to market the acquired property for sale.
     * Total deposits were $1.17 billion as of September 30, 2009 and March 31, 2009 and $1.15 billion as of September 30, 2008. The Bank is limited in its ability to pay rates on deposits, which is capped at 75 basis points above the prevailing market rate as a result of its "critically undercapitalized" status as of September 30, 2009.
     * The net interest margin for the three months ended September 30, 2009 was 1.64% as compared to 3.26% for the same period in 2008. The net interest margin has declined as a result of the increase in non-performing assets, and an increase of liquidity that is earning lower yields than the cost of the liabilities.
     * The Bank's regulatory Tier 1 leverage ratio was 0.77% for the quarter ended September 30, 2009 compared to 6.11% as of March 31, 2009 and 8.38% as of September 30, 2008. Our regulatory capital ratios have declined significantly as a result of the net losses resulting from provision for loan losses, the valuation allowance for the net deferred tax asset, the increase in non-interest expenses and lower net interest income.

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

     The Corporation's immediate business focus is to increase its and the Bank's regulatory capital levels to the required level and to improve asset quality and deleverage the balance sheet. Our capital raise strategy includes the engagement of investment bankers to assist with the process of identifying and securing a capital injection. At this point in time, however, the Corporation believes that it is highly unlikely that it will be able to obtain additional outside capital that does not include the provision of substantial assistance by the FDIC or other Federal governmental authorities. The Corporation continues to consult with the FRB, FDIC and DFI on a regular basis concerning the Corporation's proposals to obtain outside capital and to develop action plans that will be acceptable to bank regulatory authorities, but there can be no assurance that these actions will be successful, or that even if one or more of the Corporation's proposals are acceptable, that these proposals will be successfully implemented.

     The primary long-term business strategy of the Bank is to acquire funds in the form of deposits gathered from our retail branches and to use the funds to originate commercial, consumer, and real estate loans in its primary market area. In addition, and to a lesser extent, the Bank invests in a variety of investment grade securities including, but not necessarily limited to U.S. Government and federal agency obligations, mortgage-backed securities, corporate debt, equity securities, and municipal securities. The Bank also intends to deleverage its balance sheet and reduce its future reliance on FHLB advances and brokered deposits from current levels. In the future, if the Bank has returned to adequately capitalized status or better and is no longer subject to regulatory restrictions on its asset growth, the Bank expects to pursue a more moderate growth strategy, increasing loans at a pace that is consistent with its ability to grow core deposits in its retail and commercial branch network as well as prudent risk management strategies and capital levels.

Comparison of Financial Condition at September 30, 2009 and March 31, 2009
--------------------------------------------------------------------------

     Overview. Our assets are comprised primarily of loans for which we receive interest and principal repayments from our customers, as well as cash and investment securities. Total consolidated assets for the Corporation at September 30, 2009, decreased to $1.30 billion or 11.4% from $1.47 billion at March 31, 2009. This decrease in assets was primarily attributable to a decrease in net loans receivable to $938.1 million as of September 30, 2009 compared to $1.12 billion as of March 31, 2009.

     Loans. Total loans receivable decreased $188.6 million or 16.2% to $974.0 million at September 30, 2009 compared to $1.16 billion at March 31, 2009. The decrease in total loans receivable was attributable to reductions in several loan categories, including a $86.0 million decrease in commercial construction loans, $49.5 million in commercial land development loans, $22.4 million in one-to-four family mortgage loans and $25.6 million in commercial business loans. The commercial construction category includes commercial speculative one-to-four family (large one-to-four family developments and condominium projects), multifamily and commercial. These reductions were the result of a combination of factors, including management's efforts to work out of specific loans resulting in payoffs, $44.3 million in loan balances were transferred to the Bank's real estate owned and borrower's paid down principal balances.

     As reflected in the table below, approximately 62.2% of our total net loan portfolio at September 30, 2009 consisted of commercial and multifamily real estate and construction and land development loans.

     The following is an analysis of the loan portfolio by major loan categories:

                            September 30,       %       March 31,       %
(Dollars in thousands)           2009     of Portfolio    2009    of Portfolio
                               -------    ------------  --------  ------------
One-to-four family mortgage
 loans
  One-to-four family          $144,603        14.9%   $  167,048      14.4%
  One-to-four family
   construction                 18,169         1.9%       28,290       2.4%
  Less participations sold     (32,683)       (3.4)%     (42,853)     (3.7)%
                              --------       -----    ----------     -----
     Net one-to-four family
      mortgage loans           130,089        13.4%      152,485      13.1%
Commercial land development    137,030        14.1%      186,580      16.0%
Commercial construction (1)    136,214        14.0%      222,207      19.1%
Multifamily residential         57,190         5.9%       51,970       4.5%
Commercial real estate         278,346        28.5%      281,481      24.2%
Commercial business loans      176,368        18.1%      201,973      17.4%
Home equity secured             52,418         5.4%       58,228       5.0%
Other consumer loans             6,337          .6%        7,717        .7%
                              --------       -----    ----------     -----
     Subtotal                  843,903        86.6%    1,010,156      86.9%
                              --------       -----    ----------     -----
Total loans receivable         973,992       100.0%    1,162,641     100.0%
                              --------       -----    ----------     -----
Less:
  Allowance for loan losses    (35,941)                  (38,981)
                              --------                ----------
  Net loans receivable        $938,051                $1,123,660
                              ========                ==========

Net residential loans         $128,628        13.7%   $  149,625      13.3%
Net commercial business
 loans                         167,936        17.9%      193,687      17.2%
Net commercial real estate
 loans (2)                     583,689        62.2%      716,743      63.8%
Net consumer loans (3)          57,798         6.2%       63,605       5.7%
                              --------       -----    ----------     -----
                              $938,051       100.0%   $1,123,660     100.0%
                              ========       =====    ==========     =====

(1) Includes $26.1 million and $37.2 million in condominium construction projects at September 30, 2009 and March 31, 2009, respectively.
(2) Includes construction and development, multi-family and commercial real estate loans.
(3) Includes home equity and other consumer loans.

     Management is focused on a strategy to reduce the level of exposure to construction and land development loans at this time during the economic slowdown and has discontinued this type of lending. The current concentration level could subject us to further losses resulting from declines in real estate values and the related effects on our borrowers. As a result of the volatile real estate market, we have recognized the measurable risk in construction loans in our allowance for loan losses. Management intends to continue reducing its concentration in construction and land development loans in order to improve liquidity and mitigate the risk to future losses.

     The following table provides additional details on the Corporation's construction and land development loan portfolio:

                                   September 30, 2009       March 31, 2009
                                 --------------------    --------------------
 (Dollars in thousands)           Amount      Percent     Amount      Percent
                                 --------     -------    --------     -------

Speculative construction
 one-to-four family              $ 11,699       4.0%    $ 19,280       4.4%
Custom construction one-to-four
 family                             6,469       2.2%       9,010       2.1%
                                 --------     -----     --------     -----
   Total one-to-four family
    construction                   18,168       6.2%      28,290       6.5%

Commercial speculative
 construction one-to-four family 80,981 27.8% 142,315 32.6% Commercial construction multi
 family                             2,295       0.8%       8,439       1.9%
Commercial construction            52,938      18.2%      71,453      16.3%
Commercial residential land
 development                      137,031      47.0%     186,580      42.7%
                                 --------     -----     --------     -----
   Total commercial construction
    and land development          273,245      93.8%     408,787      93.5%

                                 --------     -----     --------     -----
   Total construction loans      $291,413     100.0%    $437,077     100.0%
                                 ========     =====     ========     =====

     Federal Home Loan Bank ("FHLB") Stock. The investment in the FHLB of Seattle stock totaled $7.3 million as of September 30, 2009 as compared to $8.6 million as of the same period one year ago. The investment in the FHLB stock is a restricted investment carried at par value ($100 per share), which approximates its fair value.

     Management evaluates the FHLB stock for impairment by giving consideration to the length of time the FHLB of Seattle is likely to withhold cash dividends, redeem stock, and meet commitments to make payments. We are carefully evaluating the impact of regulatory capital changes and the liquidity position on the potential for impairment. We have reviewed the most recent unaudited financial statements included in the June 30, 2009 Form 10-Q filing of the FHLB of Seattle. The Form 10-Q filing noted that the FHLB of Seattle did not meet one of the three statutory capital requirements. The three capital requirements are (1) risk-based capital, (2) capital-to-asset ratio, and (3) leverage capital ratio. The FHLB of Seattle did not meet the risk-based capital requirements as of June 30, 2009, but was in compliance with the other two statutory capital ratios. The FHLB of Seattle Board of Directors has taken steps to restore the risk-based capital by suspending the issuance of Class A stock, issuing only Class B stock (considered permanent capital) and suspended the redemption and repurchase of Class A and Class B stock and the payment of dividends until such time the deficiency of the risk-based capital ratio is corrected. As of July 31, 2009, the FHLB of Seattle regained compliance with all three statutory capital requirements.

     The FHLB of Seattle reported a $34.3 million and $50.5 million loss for the three and six months ended June 30, 2009. The FHLB of Seattle attributes its net loss primarily to $61.8 million and $133.5 million of OTTI charges for the three and six months ended June 30, 2009 on certain of its private-label mortgage-backed securities that are classified as held-to-maturity. As a result of its net loss for the first half 2009, the FHLB of Seattle also reported a $1.2 billion accumulated other comprehensive loss and total capital of $796 million as of June 30, 2009, as compared with total capital of $1.8 billion as of December 31, 2008. The OTTI recognized in accumulated other comprehensive loss is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future cash flows, over the remaining life of each security. The accretion increases the carrying value of each security and does not affect earnings unless the security is subsequently sold or has an additional OTTI charge that is recognized in earnings. The FHLB of Seattle's three and six month of 2009 OTTI charge reflects the effects of isolating the portion of the loss that is directly associated with the other than temporary impairment of the private-label mortgage-backed securities. As a result of our review and intent to hold the security to maturity, the Corporation has not recorded an OTTI charge on its investment in FHLB of Seattle stock.

     Investment Securities. The Bank's investment portfolio is comprised of the following securities: government agencies, municipal bonds, mortgage-backed securities, collateralized mortgage obligations ("CMOs") and common stock. The total carrying amount of these securities was $62.0 million as of September 30, 2009 as compared to $66.9 million as of March 31, 2009, which represented a decrease of $4.9 million or 7.3%. In an effort to increase on-balance sheet liquidity, the Bank elected not to renew maturing securities or replace pay downs of principal with new investment securities during the six months ended September 30, 2009.

     The table below presents the available for sale ("AFS") amortized cost, fair value and unrealized gain or loss as of September 30, 2009:

                                               Gross       Gross
                                             Unrealized  Unrealized
                                   Gross       Losses      Losses    Estimated
                      Amortized  Unrealized  12 Months  Greater Than   Fair
                         Cost      Gains      or Less     12 Months    Value
                      ---------  ----------  ---------  ------------ ---------
(In thousands)
AFS Securities
 State and political
  subdivisions and U.S.
  government agency
  securities           $24,786    $1,233     $   (24)     $  (208)   $25,787
 Marketable equity
  securities               312       688         (67)           -        933
 Mortage-backed
  securities and
  collateralized
  mortgage obligations
  (CMOs)                33,846     1,767           -         (324)    35,289
                       -------    ------     -------      -------    -------
  Total available-
   for-sale securities  58,944     3,688         (91)        (532)    62,009
                       -------    ------     -------      -------    -------

     Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. At September 30, 2009, the Corporation has evaluated these securities and determined that the decline in value was temporary and related to the change in market interest rates since purchase as well as the current instability in the credit markets. The decline in value was not related to any company or industry specific event. At September 30, 2009, there are 37 investment securities in an unrealized loss position exceeding a twelve month period with an amortized cost of $2.8 million. The Corporation anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of more favorable market interest rates.

     Management evaluated securities for other-than-temporary impairment at least on an annual basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to: (1) the length of time and extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer and (3) intent to sell or required to sell a security for a period of time sufficient to allow for any anticipated recovery in fair value. Declines in the fair value of available for sale and held to maturity securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. During the three and six months ended September 30, 2009, the Bank recognized a $1,000 and $205,000 OTTI charge related to non-agency private-label mortgage-backed securities. These private label mortgage-backed securities are included in investments available for sale where the default rates, declines in investment ratings and loss severities of the underlying collateral indicate credit losses have occurred that are not expected to be recovered. The measured loss has been identified with the credit component of the securities and is not reflective of a temporary change in market value. These securities were valued by third party pricing services using readily available market quotes. There were no similar charges recorded during the three months and six months ended September 30, 2008.

     The table below presents the AFS maturity schedule of the securities as of September 30, 2009:

                                         Maturity Schedule of Securities
                                               at September 30, 2009
                                           ----------------------------
                                                Available-For-Sale
                                           ----------------------------
                                           Amortized          Estimated
(In thousands)                                Cost            Fair Value
                                           ---------          ----------
Maturities:
  Less than one year                        $   525            $   536
  One to five years                          11,160             11,854
  Over five to ten years                     21,483             22,412
  Over ten years                             25,464             26,274
                                            -------            -------
                                             58,632             61,076
                                            -------            -------

Mutual funds and marketable
  equity securities                             312                933
                                            -------            -------
Total investment securities                 $58,944            $62,009
                                            =======            =======

    The following table shows securities, which were pledged to secure borrowings, public deposits, repurchase agreements and other items, as permitted or required by law at September 30, 2009:

                                                          Book       Market
(In thousands)                                            Value      Value
                                                         -------    -------
To the Federal Home Loan Bank to secure borrowings       $ 4,788    $ 4,988
To the Federal Reserve Bank to secure borrowings           7,999      8,341
To state government to secure public funds                11,032     11,563
To secure repurchase agreements                            9,965     10,278
To the Federal Reserve Bank to secure customer tax
 payments                                                  1,858      1,942
Other pledged investments                                  2,197      2,313
                                                         -------    -------
                                                         $37,839    $39,425
                                                         =======    =======

     Asset Quality and Non-Performing Assets. The Corporation manages its credit risk exposure by managing the loan concentrations, ensuring sufficient underwriting policies and procedures, and conducting loan reviews. When a borrower fails to make payments, the Corporation implements certain strategies that are designed to work with the borrower in order to collect delinquent loans. In those cases where collection efforts are exhausted, the Bank works to gain control of the property through foreclosure or other available means.

     Allowance for Loan Losses. There are several elements that contribute to management's estimate of the allowance for loan losses. The foundation of our allowance for loan losses begins with a proper loan grading system. The loan grading system classifies loans based on the risk profile which takes into account such factors as net worth, cash flow, capacity to service debt, eligible collateral and financial capacity of guarantors (if applicable). Our loan grading system ranges from 1 - 8, with a "1" being considered a prime borrower of strong financial capacity and an "8" being a loan classified as a loss. Loans that are identified to be "high" risk (rating a 6 or above) are defined as adversely classified. The loan grading system is the responsibility of our Credit Administration, which administers the internal controls and oversight to ensure the loan grading system identifies, classifies and monitors all graded loans. We regularly evaluate our loan portfolio to ensure the accuracy of risk ratings throughout the life of the loans.


     The measurement of the allowance for loan losses is comprised of: (1) a component for individual loan impairment, and (2) a measure of collective loan impairment. Each of these are explained in greater detail in the subsequent paragraphs.


     The individual loan impairment component measures individual loans for impairment when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. These loans are often defined as adversely classified and are measured by the most appropriate method using either the present value of the expected future cash flows, or the net realizable value (fair value of collateral less costs to complete and sell), or the loan's observable market price. The majority of our impaired loans as of September 30, 2009 were measured using the net realizable value since the loans were dependent upon the sale of collateral to meet the obligation. The process of measuring for impairment includes obtaining market appraisals and estimating the costs to complete and sell the collateral supporting the loan. Management does apply judgment and estimates to measuring a collateral dependent loan for impairment. Management may consider other sources for information such as internet websites that publish fair values of properties and track market changes in real estate values as well as published subscriptions to industry experts such as RealEstats. The information obtained from recent appraisals and other sources for information resulted in an increase in loans measured for impairment on an individual basis, which contributed to the $29.0 million and $64.5 million provision for loan losses for the three and six months ended September 30, 2009. Despite the additional provision, the allowance for loan losses declined to $35.9 million at September 30, 2009 from $39.0 million at March 31, 2009 as a result of a substantial amount of charge-offs during the period.

     The loans that do not meet the definition for "impairment" are aggregated into separate pools based on loan type and loan risk (grade). A loan loss rate is applied to each pool using a range of values obtained from historical data published from relevant sources or the Bank's own loan loss experience. The range of loss rates used in our collective loan impairment analysis at September 30, 2009 were from a low of 0.16% to a high of 10.49%. The calculated range of loss rates were applied to the corresponding loan pools based on risk characteristics in order to arrive at the measured reserve amount for unallocated loans. Management does consider other factors that influence the reasonable range for the estimated contingent losses. Some of the qualitative factors influencing the collective loan impairment calculations include: 1) trends in charge-offs, 2) trends in delinquent loans,
3) trends in non-performing loans, 4) changes in the nature and volume of loans, 5) experience and ability of lending management, 6) trends in adversely classified loans, 7) changes in loan concentration, and 8) national and local economics. Based on management's methodology and best estimate, we measured the accounting contingent loss for the collective loan impairment portion of the allowance to be above the mid-point of the range due to the influence of the negative trends of the qualitative factors.

     The methodology for measuring the ALLL is documented in our policies and reflects management's best estimate of future probable loan losses, which have been carefully reviewed and approved by our Board of Directors. While the Bank believes it has established its existing allowance for loan losses in accordance with accounting principles generally accepted in the United States, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to significantly increase or decrease its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document. Any material increase in the allowance for loan losses would further adversely affect the Bank's financial condition and results of operations.

The following table summarizes the allowance for loan losses, charge-offs, and loan recoveries:



                                               For the Quarter Ended
                                    September 30,    June 30,   September 30,
                                        2009          2009          2008
                                    _-----------   -----------  -----------
(Dollars in thousands)

Allowance at  beginning of period     $  51,499     $ 38,981    $    19,149
Provision for loan losses                29,000       35,521         12,000
Charge offs (net of recoveries)         (44,558)     (23,003)        (5,570)
                                     -----------   -----------  -----------
Allowance at  end of period           $  35,941     $ 51,499    $    25,579
                                     ===========   ===========  ===========
Allowance for loan losses as a
  percentage of gross loans receivable
  at the end of the period                 3.69%        4.74%          2.02%

Allowance for loan losses as a
  percentage of net loans receivable at
  the end of the period                    3.83%        4.98%          2.06%

Net charge-offs as a percentage of average
  loans outstanding during the period      4.44%        2.08%          0.45%

Allowance for loan losses as a
  percentage of non-performing loans      40.71%       44.43%         32.64%

    The allowance for loan losses reflects the estimated losses and is adjusted through the provision for loan losses, which is charged to earnings. Loan charge-offs against the allowance occur when management believes the collection of the identified loan balance is not likely to occur. Subsequent recoveries, if any, are credited to the allowance.

     Liability for Unfunded Loan Commitments. At September 30, 2009, the unfunded loan commitments were reviewed and measured for an accounting loss estimate. The reserve for unfunded commitments is increased or decreased through charges through income included in other non-interest expense. The unfunded loan commitments were analyzed in a manner similar to the allowance for loan loss methodology. The unfunded loan commitments were grouped by risk rating and an estimated loss estimate was applied to each group with similar risk characteristics. As of September 30, 2009, the amount of loss estimate for the liability for unfunded loan commitments was measured to be in the amount of $525,000, which is lower from March 31, 2009 when the liability for unfunded loan commitments was $800,000. The reduction in the unfunded loan commitment was due in large part to a decline in the outstanding amount of loan commitments as we have virtually ceased originating loans; thereby reducing the overall risk exposure and requiring a lower reserve for contingent losses. Loan commitments have declined from $223.3 million as of March 31, 2009 to $150.2 million as of September 30, 2009, a decline of $73.1 million or 32.8%.

     Non-Performing Assets. As of September 30, 2009, there was one loan in the loan portfolio over 90 days delinquent and accruing interest and 64 loans on non-accrual status. At September 30, 2009, total non-performing loans were $88.3 million compared to $85.4 million at March 31, 2009 and $78.4 million at September 30, 2008. The Bank had 31 properties in the real estate owned category totaling $40.1 million at September 30, 2009. Total non-performing assets represented $128.4 million, or 9.9% of total assets at September 30, 2009 compared to $104.7 million or 7.1% of total assets at March 31, 2009 and $80.2 million or 5.5% of total assets at September 30, 2008.

     Troubled Debt Restructured ("TDR") assets represented $29.2 million, or 2.2% of total assets at September 30, 2009 compared to $26.4 million or 1.8% of total assets at March 31, 2009 and there were no TDRs at September 30, 2008. The TDRs at September 30, 2009 were all accruing, except three loans totaling $2.2 million which are on nonaccrual. Management is working with the borrowers to work out a plan to either return the borrower to accruing status or take appropriate measures to secure the collateral for disposition.

    The following table summarizes the Bank's non-performing assets and restructured loans within the meaning of SFAS No. 15, Accounting by Debtors and Creditors for Trouble Debt Restructuring:

                                        As of September 30,    As of March 31,
                                       --------------------   ----------------
Non-performing assets                    2009         2008          2009
                                       --------    --------   ----------------
(Dollars in thousands)

Accruing loans - 90 days past due      $     47     $    589      $       500
Non-accrual loans                        88,242       77,781           84,924
                                       --------     --------  ----------------
Total non-performing loans               88,289       78,370           85,424
Real estate owned                        40,117        1,859           19,227
                                       --------     --------  ----------------
     Total non-performing assets       $128,406     $ 80,229      $   104,651
                                       ========     ========  ================
Total non-performing loans/gross loans     9.06%        6.15%            7.35%
Total non-performing assets/total assets   9.88%        5.53%            7.13%
Total non-performing assets to
 total capital plus allowance for
 loan losses                             263.57%       54.25%           79.20%

Troubled debt restructuring at the end
 of the period                         $ 29,188      $     -      $    26,383
                                       ========     ========  ================

     The non-performing assets by loan classification as well as location of the non-performing assets by county (Whatcom, Skagit, Snohomish, King and Pierce county areas of Washington) are presented in the table below. The two loan categories titled commercial land development and commercial construction comprise 75% of the non-performing assets; whereas the two counties with the most non-performing assets are Snohomish and and Pierce counties with $79.0 million or 61.5% of the non-performing assets. These areas in which our non-performing assets reside represent the focus of our special assets group to mitigate the risk for losses. The regional economy is making it difficult to reduce the level of non-performing collateral dependent loans because of the challenges with selling the underlying collateral. One of the indicators monitored by management is the available housing inventory levels, which estimates the average number of months that it would take to eliminate the available housing inventory at the current level of sales. For the month ended September 30, 2009, according to RealEstats, Inc, the available housing inventory levels for Snohomish, Skagit, Pierce, King and Whatcom counties were 9.2, 11.9, 7.5, 6.9 and 7.0 months, respectively. This is an improvement from the levels at March 31, 2009, which were 14.5, 16.0, 10.9, 11.5 and 10.4 months, respectively, according to RealEstats, Inc. This information is helpful to understanding some of the historical trends that might have an impact on our ability to reduce non-performing assets and mitigate future losses.



The following table summarizes the Bank's total non-performing assets at September 30, 2009 by county and by classification:

                                                                                   Thurston/
Non-performing assets by           Whatcom    Skagit   Snohomish   King    Pierce   Other    Total    % of
classification                     County     County    County    County   County   County    NPAs    NPAs
                                  --------   --------  --------  -------- -------- -------- -------- -------
(Dollars in thousands)
One-to-four family residential    $ 3,056     $    -    $     62 $     -   $ 1,990 $     -  $  5,108     4%
One-to-four family construction         -        253         191       -       544       -       988     1%
                                  --------   --------  --------  -------- -------- -------- -------- -------
Subtotal                            3,056        253         253       -     2,534       -     6,096     5%
Commercial land development         7,119        162      25,110   3,773     8,426  12,047    56,637    44%
Commercial construction (1)           296        212       5,348  12,042    18,923   2,396    39,217    31%
Multi-family residential                -          -           -       -         -       -         -     -
Commercial real estate              1,990      5,148      11,831       -     2,094       -    21,063    16%
Commercial business                     1        719       2,735       -       148       -     3,603     3%
Home equity secured                    85         82           -       -     1,620       -     1,787     1%
Other consumer                          3          -           -       -         -       -         3     -
                                  --------   --------  --------  -------- -------- -------- -------- -------
Subtotal                            9,494      6,323      45,024  15,815    31,211  14,443   122,310    95%
Total non-performing assets       $12,550     $6,576    $ 45,277 $15,815   $33,745 $14,443  $128,406   100%
                                  ========   ========  ========= ======== ======== ======== ======== =======

(1)   The commercial construction totals include $9.0 million in condominium construction projects, with the majority of the remaining balance consisting of various commercial speculative one-to-four family construction projects.


     In addition, at September 30, 2009 the Bank identified $127.7 million of additional potential problem loans, primarily single family construction and land development loans. These potential problem loans are loans that do not meet the criteria for placement on non-accrual status or troubled-debt restructuring; therefore, they are not included in the non-performing loan totals. Management has concerns as to the ability of the borrower to comply with present loan repayment terms, and may result in the future inclusion of such loans in the non-accrual category.

    Real Estate Owned. Real estate owned ("REO") is carried at the lesser of book value or market value less selling costs. The costs related to maintenance and repair or other costs of such properties, are generally expensed with any gains or shortfalls from the ultimate sale of REO being shown in other noninterest income or expense.

    The following table summarizes changes in the REO portfolio during the three and six months ended September 30, 2009 and 2008:

                                           For the Three        For the Six
                                           Months Ended         Months Ended
                                           September 30,        September 30,
                                           2009     2008       2009      2008
                                         -------   ------    -------  --------
    (In thousands)

    Balance at beginning of period       $22,537   $2,764    $19,227  $   655
    Additions to REO                      26,662      304     44,282    2,413
    Valuation adjustments                 (2,019)    (160)    (2,714)    (160)
    Disposition of REO                    (7,063)  (1,049)   (20,678)  (1,049)
                                         -------   ------    -------  --------
    Balance at end of period             $40,117   $1,859    $40,117  $ 1,859
                                         =======   ======    =======  ========

    The Corporation recognized write-downs or losses on REO of $2.0 million and $4.1 million for the three and six months ended September 30, 2009 compared to $335,000 for both the three and six months ended September 30, 2008 related to the disposition of properties. At September 30, 2009 REO totaled $40.1 million and consisted of 31 properties located in Whatcom, Skagit, Snohomish, King, Pierce and Thurston counties in Washington state, with balances ranges from $20,000 to $7.2 million. In addition to our efforts to market these properties directly to potential purchasers, the Bank enlists the services of various industry experts to assist in these disposition efforts.



The following table summarizes the Bank's real estate owned at September 30, 2009 by county and by classification:




Real estate owned by              Whatcom     Skagit   Snohomish   King    Pierce    Other     Total   % of
classification                     County     County    County    County   County    County    REO     REO
                                  --------   --------  --------  -------- --------  -------- -------- ------
(Dollars in thousands)
One-to-four family construction   $     -    $     -   $     -   $      -  $    20  $      -  $    20     -
Commercial land development         4,085        162    14,175      2,982    1,734       985   24,123    60%
Commercial construction               296        211     3,006        247    4,106       970    8,836    22%
Commercial real estate              1,990      5,148         -          -        -         -    7,138    18%
                                  --------   --------  --------  -------- --------  -------- -------- ------
Total real estate owned           $ 6,371    $ 5,521   $17,181   $  3,229  $ 5,860  $  1,955  $40,117   100%
                                  ========   ========  ========  ======== ========  ======== ======== ======




    Management of the Bank continually evaluates loans in nonaccrual status for possible foreclosure or deed in lieu opportunities, at which point these loans would then become other real estate owned. Management views this as an ordinary part of the collection process and efforts are continually maintained to reduce and minimize such non-performing assets.

    Investment in Real Estate Joint Venture. The investment in real estate for a joint venture as of September 30, 2009 was $18.2 million. The largest component of the joint venture was created in 2005 when Westward Financial, a 50% partner in GBNW (Greenbriar Northwest LLC), purchased an 85 acre parcel of land in Bellingham, Washington for future development known as Fairhaven Highlands. The smaller portion of the joint venture includes some residual from the net investment in a residential development joint venture that has been completed. In connection with the joint venture, there is a $24.5 million liability presented on the Consolidated Statements of Financial Position, which represents the corresponding wholesale borrowing obtained from the FHLB which was used to fund the investment in the Fairhaven Highlands joint venture. At this time, the partnership is in the process of meeting with the appropriate public and private entities in connection with its planning efforts relating to the future development of the property. A Preliminary Draft Environment Impact Statement ("EIS") was published in September 2009 on the city's website at www.cob.org and is open for public comment for a 45 day period. While this project is still in its planning and pre-permit phase, management continues to believe that this will be a viable development project in the future. However, no assurance can be made as to when (or if) this project will be approved for future development. The joint venture is exposed to the same market risks experienced by any land developer, including but not necessarily limited to regulatory risks, environmental risks, adverse response from neighboring property owners, fluctuations in market values, and the demand for finished lots at such time as the development might be completed in the future.

     Due to the decline in the Bank's capital levels at September 30, 2009 the aggregate amount invested in real estate joint ventures now exceeds the 25% of Tier 1 capital requirement set forth in the FDIC's letter to Horizon Bank dated May 24, 1994 (said letter allows Horizon Bank to continue engaging in residential real estate development activities). As such, the Bank does not intend to develop the properties owned by the Bank's real estate development subsidiary until such time as the Bank regains compliance with the capital provisions outlined in the May 24, 1994 letter referenced above. Instead, the Bank will limit the activities solely to working towards obtaining the entitlements for said properties, which are necessary for obtaining permits in the future.

    The investment in GBNW is a variable interest entity with the Corporation as the primary beneficiary and is subject to consolidation under the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation. As of September 30, 2009, the real estate joint venture had a carrying amount of approximately $18.2 million, with a related borrowing of approximately $24.5 million after consolidation. During the process of consolidation, inter-company transactions were eliminated; including the $24.5 million receivable and the associated $6.8 million in capitalized interest receivable from GBNW and payable to Horizon Bank. These inter-company transactions were eliminated in the consolidation process and represent our accounting for the terms and conditions established between the companies.

    The Corporation adopted the consolidation of noncontrolling interests under the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 810, Consolidation on April 1, 2009. As a result, we reclassified $104,000 and $134,000 of minority interest liabilities as of September 30, 2009 and March 31, 2009, respectively from liabilities to equity on our balance sheet. Noncontrolling interests' share of net loss was $15,000 and $30,000 for the three and six months ended September 30, 2009 and $3,000 and $7,000 for the three and six months ended September 30, 2008.

    As of our fiscal year-end, March 31, 2009, we conducted a review of the accounting treatment and measured the value of the GBNW joint real estate development for potential impairment and whether to continue capitalizing interest. We took the following steps to ensure compliance with generally accepted accounting principles: (1) performed a recoverability test under SFAS 144 (Accounting for the Impairment or Disposal of Long-Lived Asset) and (2) evaluated the capitalization of interest in conformity with SFAS 34 (Capitalization of Interest Cost). The conclusion of the recoverability test determined that the Fairhaven Highland development was positively accretive. At September 30, 2009, we reviewed the analysis and there was no change in our conclusion from March 31, 2009.

    Deposits. Total liabilities decreased $87.5 million or 6.4% to $1.29 billion at September 30, 2009, from $1.37 billion at March 31, 2009. This decrease in liabilities was primarily the result of a decrease in deposits, which decreased 4.5% to $1.17 billion at September 30, 2009 from $1.23 billion at March 31, 2009 as brokered certificates of deposit ("CDs"), matured and paid off. Brokered deposits declined $73.1 million, or 28.0% from $261.4 million at March 31, 2009 to $188.3 million at September 30, 2009. This decline was consistent with the Bank's current operating strategy as required by the existing Order to eliminate our reliance on brokered certificates. The Bank may not accept new brokered deposits or renew existing brokered deposits.


    Maturities for brokered deposits are $46.0 million through March 31, 2010, $97.2 million in fiscal 2011 and $45.1 million in fiscal 2012, which will be paid with available liquid funds and funds generated from the sale of loans and growth in core deposits.

    The following is an analysis of the deposit portfolio by major type of deposit at September 30, 2009 and March 31, 2009:

                                               September 30,         March 31,
(In thousands)                                     2009                2009
                                               -------------       -----------
Core deposits
 Savings                                        $   15,977          $   15,850
 Checking                                           83,920              83,286
 Checking (noninterest-bearing)                     93,679              80,103
 Money Market                                      114,941             133,022
 Certificates of deposit less than $100,000        361,326             352,785
                                               -------------       -----------
                                                   669,843             665,046
                                               -------------       -----------
Other deposits
 Certificates of deposit $100,000 and above        315,838             303,308
 Brokered certificates of deposit                  188,339             261,410
                                               -------------       -----------
                                                   504,177             564,718
                                               -------------       -----------
 Total deposits                                 $1,174,020          $1,229,764
                                               =============       ===========

     Borrowings. The Bank has two available borrowing lines of credit that it uses to provide a source of cash and manage liquidity. The lines of credit are with the Federal Home Loan Bank of Seattle ("FHLB") and the other is with the Federal Reserve Bank of San Francisco ("FRB"). However, as of September 30, 2009, no additional amounts may be borrowed under both the FHLB and FRB lines. As of September 30, 2009, we had outstanding at the FHLB a total of $100.5 million as compared to $129.5 million at March 31, 2009. At the FRB, we had no balance outstanding as of September 30, 2009 and March 31, 2009. As the Bank receives funds from other sources (i.e. its retail deposit base, loan paydowns, sale of loans, etc.), the Bank intends to paydown a portion of its FHLB borrowings.

     Stockholders' Equity. Stockholders' equity at September 30, 2009 decreased $80.4 million or 86.3% to $12.8 million from $93.2 million at March 31, 2009. This decrease was the result of the net loss of $35.1 million and $80.8 million for the three and six months ended September 30, 2009. The Corporation has conducted various stock buy-back programs since August 1996; however at this time our strategy is to preserve and manage capital to ensure compliance with the Order and the other regulatory restrictions to which we are now subject. Therefore, the Corporation did not renew its stock repurchase plan that would have run concurrent with the 2010 fiscal year. The Corporation's stockholder equity-to-assets ratio was 0.98% at September 30, 2009, compared to 6.35% at March 31, 2009.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and September 30, 2008
-----------------------------------------------------------------------------

    General. The Corporation recognized a net loss of $35.1 million for the three months ended September 30, 2009 compared to a net loss of $4.6 million for the three months ended September 30, 2008. Diluted loss per share for the three months ended September 30, 2009 was $2.93 on weighted average diluted shares outstanding of 11,995,279, compared to diluted loss per share of $0.39 on weighted average diluted shares of 11,940,064 for the three months ended September 30, 2008.

    Net Interest Income. Net interest income before provision for loan losses for the three months ended September 30, 2009 decreased $5.9 million or 54.3% to $5.0 million from $10.9 million for the comparable period in 2008. Total interest income decreased 34.3% in the quarter ended September 30, 2009 to $13.6 million from $20.8 million in the quarter ended September 30, 2008. Interest and fee income on loans for the quarter ended September 30, 2009 decreased 35.3% to $12.8 million, from $19.8 million for the comparable quarter a year ago. This decrease was a result of a combination of factors, including a 175 basis point drop in the Prime rate from the prior year. Each 25 basis point decline in the Prime rate equates to a reduction of approximately $535,000 in interest income on an annual basis. The average yield on loans decreased 126 basis points to 5.10% for the three months ended September 30, 2009 from 6.36% for the comparable period in 2008. Also contributing to this decline was an overall lower level of average loans outstanding at September 30, 2009 of $1.00 billion compared to $1.25 billion at September 30, 2008. In addition, there were $1.0 million in interest reversals related to the increase in non-accrual loans during the three months ended September 30, 2009 compared to $1.1 million for the quarter ended September 30, 2008.

    Included in interest income for the three months ended September 30, 2009 and 2008 were $479,000 and $984,000, respectively, of deferred fee income recognition. Most of these fees were related to the Bank's commercial land development and commercial construction loan portfolios. Real estate development loans typically are shorter term in nature so the deferred fee recognition during the effective life of the loan is greater than what would be recognized for a comparable loan fee on a longer amortizing term loan. However, due to current economic conditions, the effective life of these loans has increased similar to that of longer amortizing loans, therefore contributing to the decrease in deferred loan fee income. The table below presents an analysis of deferred fee recognition for the three months ended September 30, 2009 and 2008:
                                                 For the Three Months Ended
                                                         September 30,
                                                 ---------------------------
                                                   2009               2008
                                                 ---------         ---------
(In thousands)
Commercial loan deferred fees                    $     390          $    826
One-to-four real estate mortgage loan
 deferred fees                                          89               158
                                                 ---------         ---------
   Total                                         $     479          $    984
                                                 =========         ==========

    Interest on investment securities decreased 14.0% to $816,000 for the three months ended September 30, 2009 from $949,000 for the comparable period a year ago. In an effort to increase on-balance sheet liquidity, the Bank elected not to renew maturing securities or replace pay downs of principal with new investment securities during the six months ended September 30, 2009. Also contributing to this decline was a drop in interest income received from non-agency collateralized mortgage obligations and the elimination of the FHLB of Seattle's cash dividend during the quarter ended December 31, 2008. The decline in non-agency collateralized mortgage obligation interest income is a result of rising delinquency rates and foreclosures within the individual mortgages underlying the securities.

    Total interest expense for the quarter ended September 30, 2009 decreased 12.2% to $8.6 million from $9.8 million for the quarter ended September 30, 2008. Interest on deposits decreased to $7.9 million for the three months ended September 30, 2009 from $8.5 million for the three months ended September 30, 2008 as a result of an overall lower level of interest rates compared to the previous period. At September 30, 2009, approximately 43% of the Bank's deposits were in the form of certificates of deposit greater than $100,000 and brokered certificates of deposit. While management continues its efforts to increase core deposits as a funding source, the competitive marketplace for core deposit dollars has limited our success in this regard. In addition, the Bank is operating under the Order and was "critically undercapitalized as of September 30, 2009 and as a result is limited on the pricing of deposits to 75 basis points above the market average. The Bank's average cost of deposits decreased 35 basis points to 2.69% for the three months ended September 30, 2009 from 3.04% for the same three months in 2008, due to lower market rates.

    Interest on borrowings decreased to $701,000 during the quarter ended September 30, 2009, compared to $1.3 million for the comparable period one year ago. The decrease in interest expense in the current quarter was a result of a lower average balance of borrowings outstanding during the quarter ended September 30, 2009 of $119.7 million compared to

$182.7 million during the quarter ended September 30, 2008, as well as lower interest rates during the current period. The Bank's average cost of borrowings decreased 58 basis points to 2.34% for the three months ended September 30, 2009 from 2.92% for the same three months in 2008. The Bank's average cost of funds decreased 36 basis points to 2.66% for the three months ended September 30, 2009 from 3.02% for the same three months in 2008.

    The effect of the changes in the interest-earning asset yield and interest-bearing liability costs have reduced the net interest margin from 3.26% for the quarter ended September 30, 2008 to 1.64% for the quarter ended September 30, 2009. Significant factors contributing to the decline in the net interest margin include the drop in loan yields as a result of our inability to collect interest income on non-performing loans, the variable priced loans tied to the Prime rate re-pricing lower, an overall lower level of average loans outstanding and the reversal of interest income from the addition of loans migrating to non-accrual status. Management believes that the pressure on loan yields will continue to result in below normal net interest margins in the near-term future. Also contributing to the decline in the net interest margin was the drop in investment yields as a result of management's decision to increase on-balance sheet liquidity with surplus cash balances being held in the Bank's Federal Reserve settlement account, currently paying 0.25%.

    Average Balances, Interest and Average Yields/Costs. The following table presents at the date and for the periods indicated, the average balances of our interest-earning assets and interest-bearing liabilities and the total dollar amount of interest income and interest expense, as well as the resulting yields earned and rates paid. For the purposes of this table, loans
receivable average balances include nonaccrual loans.     The yield on
investment securities is calculated using historical cost basis.


                                   For the three months ended September 30,
                         -----------------------------------------------------
                                     2009                       2008
                         -------------------------- --------------------------
                                            Average                    Average
                         Average             Yield/ Average             Yield/
                         Balance   Interest   Cost  Balance   Interest   Cost
(Dollars in thousands)   -------   --------  ------ -------   --------  ------

Interest-earning assets:
  Loans receivable    $1,004,674   $ 12,813  5.10% $1,246,410 $19,808   6.36%
  Investment securities  210,467        816  1.55%     93,757     949   4.05%
                      ----------   --------  ------ --------- --------  ------

    Total interest-
     earning assets   $1,215,141   $ 13,629  4.49% $1,340,167 $20,757   6.20%

Interest-bearing liabilities:
 Deposits              1,177,285      7,932  2.69%  1,118,799   8,500   3.04%
 Borrowings              119,698        701  2.34%    182,656   1,334   2.92%
                      ----------   --------  ------ --------- --------  ------
    Total interest-
     bearing liabilit-
     ies              $1,296,983   $  8,633  2.66% $1,301,455 $ 9,834   3.02%
                                   --------                   --------
Net interest income                $  4,996                   $10,923
                                   ========                   ========
Interest rate spread                         1.82%                      3.17%
Net interest margin                          1.64%                      3.26%

Ratio of average interest-earning
 assets to average interest-
 bearing liabilities                        93.69%                    102.97%

     Provision for Loan Losses. The provision for loan losses represents an expense against current period income that is added to the allowance for loan losses. Charges to the provision for loan losses result from our ongoing analysis of probable losses in the Bank's loan portfolio. The provision for loan losses was $29.0 million for the three months ended September 30, 2009 compared to $35.5 million for the three months ended June 30, 2009 and $12.0 million for the three months ended September 30, 2008. These provisions reflect management's ongoing analysis of the changes in loan portfolio concentrations, changes in loan balances, the loan risk ratings of the portfolio, loss experience, individual valuations of impaired loans and the current economic conditions.

     The allowance for loan losses was $35.9 million, or 3.83% of net loans receivable at September 30, 2009, compared to $39.0 million, or 3.47% of net loans receivable at March 31 2009 and $25.6 million, or 2.06% of net loans receivable at September 30, 2008. The $29.0 million provision for loan losses resulted from a combination of the following factors in addition to the continued negative economic outlook; (1) a continued high level of non-performing loans at September 30, 2009 of $88.3 million compared to $85.4 million at March 31, 2009 and $78.4 million at September 30, 2008, (2) a relatively high level of delinquencies on performing loans, with 30 to 89 days past due at September 30, 2009 totaling $47.3 million compared to $83.9 million at March 31, 2009 and $46.0 million at September 30, 2008, and (3) a continued high level of net charge-offs at $44.6 million for the quarter ended September 30, 2009 compared to $26.3 million and $5.6 million for the quarters ended March 31, 2009 and September 30, 2008, respectively.

    Risks contributing to this increase in provision are discussed in more detail in the section entitled "Asset Quality and Non-Performing Assets - Allowance for Loan Loss."

    Noninterest Income (Loss). Noninterest income for the three months ended September 30, 2009 decreased 193.0% to a loss of $1.0 million compared to income of $1.1 million for the same period a year ago. Service fee income decreased 16.9% to $681,000 for the quarter ended September 30, 2009 from $819,000 for the same quarter in the prior period due in large part to the decrease in loan fees, such as letter of credit fees, participation fees and pre-payment penalties. There was a net loss on the sale of loans of $98,000 for the quarter ended September 30, 2009 compared to a net gain of $144,000 in the comparable period one year ago due primarily to the discounted sale of commercial loans in the current period. The Bank originated $17.1 million in single-family mortgage loans held for sale during the quarter ended September 30, 2009 compared to $12.8 million for the quarter ended September 30, 2008. The Bank continued its practice of selling most of its single-family mortgage loan production servicing-released into the secondary market.

    There was a net loss on sale of real estate owned of $2.0 million for the three months ended September 30, 2009 compared to a net loss of $335,000 for the three months ended September 30, 2008. The continued downturn in the local housing market, which has negatively affected our real estate construction, land development and completed lot loan portfolios, has led to an increase of foreclosures into real estate owned on these related properties. For the three months ended September 30, 2009, the Bank recognized an REO valuation adjustment of $2.0 million, in addition to a $25,000 loss on sale of REO. The REO valuation adjustment was the result of declines in the market value of these properties subsequent to foreclosure.

    There was a net loss on sales of investment securities of $54,000 for the three months ended September 30, 2009 compared to a net loss of $777,000 for the three months ended September 30, 2008. Due to the Bank's capital condition, the Bank is prohibited from paying a dividend to the Corporation. In an effort to increase cash balances available to cover expenses, the Corporation elected to sell all equity securities held in the Corporation during the three months ended September 30, 2009. The loss during the three months ended September 30, 2008 resulted from the Bank electing to take a redemption in-kind distribution for its $5.0 million investment in the AMF family of mutual funds, due to the continuing decline in the net asset value precipitated by the unprecedented disruption in the mortgage backed securities markets. In addition, there was an OTTI charge in the amount of $1,000 for the three months ended September 30, 2009 compared to no charge for the three months ended September 30, 2008. The impairment loss was the difference between the fair value and the carrying value attributable to a small group of non-agency collateralized mortgage obligation securities that were deemed to contain permanent losses based on the Bank's methodology for measuring OTTI. The Bank analyzes investment securities for OTTI based on: (1) the investment rating of the security, (2) the probability that we will collect all amounts due on the security, (3) whether the fair value of the security is significantly below its carrying value, and (4) whether the economic environment is not likely to improve the borrower's ability to repay the debt.

    Other noninterest income for the quarter ended September 30, 2009 declined 64.5% to $456,000 compared to $1.3 million for the three months ended September 30, 2008. During the quarter ended September 30, 2008, the Bank realized $767,000 in death benefits from the settlement of a Bank owned life insurance policy.

    Noninterest Expense. Noninterest expense for the three months ended September 30, 2009 increased 33.1% to $10.4 million from $7.8 million for the comparable quarter one year ago. Compensation and employee benefits decreased 16.4% to $3.6 million for the quarter ended September 30, 2009 compared to $4.3 million for the same period last year. During the third quarter of fiscal 2009, the Bank completed a strategic staffing reduction which is expected to result in approximately $3.0 million in annual savings. Building occupancy expense remained almost unchanged during the quarter ended September 30, 2009 from the quarter ended September 30, 2008 at $1.1 million.

    Real estate owned/collection expense increased to $2.0 million for the three months ended September 30, 2009 from $206,000 in the quarter ended September 30, 2008 as a result of increased legal, appraisal, collection and related expenses pertaining to delinquent and non-performing assets. FDIC insurance premiums increased to $1.5 million for the quarter ended September 30, 2009 from $214,000 in the quarter ended September 30, 2008. The Bank's regular quarterly assessment has increased for the three months ended September 30, 2009 as a result of the Bank no longer considered "well capitalized" for regulatory capital purposes, and the Bank's risk profile has increased based on the last FDIC examination and regulatory agreement.

    Other noninterest expense increased 27.4% to $1.8 million for the quarter ended September 30, 2009 compared to $1.4 million for the quarter ended September 30, 2008. During the quarter ended September 30, 2009, the Bank incurred a loss of approximately $380,000 related to wire fraud.

     Benefit or Provision for Income Tax. As a result of the Corporation's determination that future taxable income may not be available to absorb existing deferred tax assets, all tax benefits from operating losses in fiscal 2010 have been deferred and all deferred tax assets have been fully reserved. The Corporation did not recognize any tax benefit for operating losses incurred during the three months ended September 30, 2009. Excluding the deferred tax valuation allowance of $12.5 million, the benefit for income tax would have been 35.3% for September 30, 2009. This compares to an income tax rate of 46.3% for the quarter ended September 30, 2008.

Comparison of Operating Results for the Six Months Ended September 30, 2009, and September 30, 2008
----------------------------------------------------------------------------

    General. The Corporation realized a net loss of $80.8 million for the six months ended September 30, 2009, compared to a net loss of $2.6 million for the six months ended September 30, 2008. Diluted loss per share for the six months ended September 30, 2009, was $(6.74) on weighted average diluted shares outstanding of 11,988,442, compared to diluted loss per share of $(0.22) on weighted average diluted shares of 11,917,065 for the six months ended September 30, 2008.

    Net Interest Income. Net interest income before provision for loan losses for the six months ended September 30, 2009, decreased 52.3% to $10.6 million from $22.2 million for the comparable period in 2008. Interest on loans for the six months ended September 30, 2009, decreased 34.2% to $26.5 million, from $40.3 million for the comparable period a year ago. This decrease was a result of a combination of factors, including 175 basis point reductions in the Prime rate from September 2008 to September 2009. For each 25 basis point decline in the Prime rate, this equates to a reduction of approximately $535,000 in interest on an annual basis. The average yield on loans decreased 147 basis points to 5.03% for the six months ended September 30, 2009 from 6.50% for the comparable period in 2008. Also contributing to this decline was an overall lower level of average loans outstanding at September 30, 2009 of $1.05 billion compared to $1.24 billion at September 30, 2008. In addition, there was approximately $2.8 million in non-accrual interest reversals related to the increase in non-accrual loans during the six months ended September 30, 2009, compared to $2.2 million in interest reversals for the six months ended September 30, 2008.

    Also included in interest income for the six months ended September 30, 2009 and 2008 were $1.0 million and $2.1 million, respectively, of deferred fee income recognition. The table below presents an analysis of deferred fee recognition for the six months ended September 30, 2009 and 2008:

                                                    For the Six Months Ended
                                                          September 30,
                                                    -------------------------
                                                      2009             2008
                                                    --------         --------
 (In thousands)
 Commercial loan deferred fees                      $   804          $  1,796
 One-to-four real estate mortgage loan
  deferred fees                                         195               336
                                                    --------         --------
   Total                                            $   999          $  2,132
                                                    ========         ========

    Interest on investment securities decreased 12.0% to $1.7 million for the six months ended September 30, 2009 from $1.9 million for the comparable period a year ago. Total interest income decreased 33.2% to $28.2 million at September 30, 2009 from $42.2 million in the comparable period one year ago as a result of the factors discussed above.

    Total interest paid on deposits decreased 5.3% to $16.2 million for the six months ended September 30, 2009 from $17.1 million for the six months ended September 30, 2008, as a result of overall lower interest rates during the six months ended September 30, 2009 compared to the comparable period in 2008. The Bank's average cost of deposits decreased 41 basis points to 2.73% for the six months ended September 30, 2009 from 3.14% for the same six months in 2008.

    Interest on borrowings decreased 51.3% to $1.4 million during the six months ended September 30, 2009, compared to $2.9 million for the comparable period one year ago. The decrease in interest expense during the period was a result of a lower average balance of borrowings outstanding during the six months ended September 30, 2009 of $122.7 million compared to $202.6 million during the six months ended September 30, 2008, as well as lower interest rates during the current period. The Bank's average cost of borrowings decreased 56 basis points to 2.33% for the six months ended September 30, 2009 from 2.89% for the same six months in 2008. The Bank's average cost of funds decreased 41 basis points to 2.69% for the six months ended September 30, 2009 from 3.10% for the same six months in 2008.

    The effect of the changes in the interest-earning asset yield and interest-bearing liability costs have reduced the net interest margin from 3.33% for the six months ended at September 30, 2008 to 1.69% for the six months ended September 30, 2009. Significant factors contributing to the decline in the net interest margin include the drop in loan yields as a result of our inability to collect interest income on non-performing loans, the variable priced loans tied to the Prime rate re-pricing lower and the reversal of interest income from the addition of loans migrating to non-accrual status.


    Average Balances, Interest and Average Yields/Costs. The following table presents for the periods indicated, the average balances of our interest-earning assets and interest-bearing liabilities and the total dollar amount of interest income and interest expense, as well as the resulting yields earned and rates paid. For the purposes of this table, loans receivable average balances include nonaccrual loans. The yield on investment securities is calculated using historical cost basis.


                                  For the Six Months Ended September 30,
                         -----------------------------------------------------
                                     2009                       2008
                         -------------------------- --------------------------
                                            Average                    Average
                         Average             Yield/ Average             Yield/
                         Balance   Interest   Cost  Balance   Interest   Cost
(Dollars in thousands)   -------   --------  ------ -------   --------  ------

Interest-earning assets:
  Loans receivable    $1,054,599   $ 26,497  5.03% $1,239,101 $ 40,254  6.50%
  Investment securities  195,719      1,681  1.72%     91,388    1,910  4.18%
                      ----------   --------  ----- ---------- --------  -----
    Total interest-
     earning assets   $1,250,318   $ 28,178  4.51% $1,330,489 $ 42,164  6.34%

Interest-bearing liabilities:
  Deposits             1,187,014     16,189  2.73%  1,087,478   17,087  3.14%
  Borrowings             122,663      1,427  2.33%    202,563    2,927  2.89%
                      ----------   --------  ----- ---------- --------  -----
    Total interest-
     bearing liabilit-
     ies              $1,309,677   $ 17,616  2.69% $1,290,041 $ 20,014  3.10%
                                   --------                   --------
Net interest income                $ 10,562                   $ 22,150
                                   ========                   ========
Interest rate spread                         1.82%                      3.24%
Net interest margin                          1.69%                      3.33%

Ratio of average interest-earning
 assets to average interest-
 bearing liabilities                        95.47%                    103.14%


     Provision for Loan Losses. For the six months ended September 30, 2009 the provision for loan losses was $64.5 million, compared to $15.0 million for the same period in 2008 primarily due to deteriorating credit quality indicators in the commercial construction and land development loan portfolio.
 These provisions reflect management's ongoing analysis of the changes in loan portfolio concentrations, changes in loan balances, the loan risk ratings of the portfolio, loss experience, individual valuations of impaired loans and the current economic conditions. The $64.5 million provision for loan losses resulted from a combination of the following factors in addition to the continued negative economic outlook; (1) a continued high level of non-performing loans at September 30, 2009 of $88.3 million compared to $85.4 million at March 31, 2009 and $78.4 million at September 30, 2008, (2) a relatively high level of delinquencies on performing loans, with 30 to 89 days past due at September 30, 2009 totaling $47.3 million compared to $83.9 million at March 31, 2009 and $46.0 million at September 30, 2008, and (3) a continued high level of net charge-offs at $44.6 million for the quarter ended September 30, 2009 compared to $26.3 million and $5.6 million for the quarters ended March 31, 2009 and September 30, 2008, respectively.

     Risks contributing to this increase in provision are discussed in more detail in the section entitled "Asset Quality and Non-Performing Assets - Allowance for Loan Loss."

     Noninterest Income (Loss). Noninterest income for the six months ended September 30, 2009 decreased 145.7% to a loss of $1.6 million as compared to noninterest income of $3.4 million for the same period a year ago. Service fee income decreased 15.1% to $1.5 million for the six months ended September 30, 2009 from $1.8 million for six months ended September 30, 2008 due in large part to the decrease in loan fees, such as letter of credit fees, participation fees and pre-payment penalties. There was a net gain on the sale of loans of $387,000 for the six months ended September 30, 2009 compared to $348,000 in the comparable period one year ago primarily as a result of the slowdown in the housing market. Included in this amount for the six months ended September 30, 2009, was approximately $240,000 loss on the discount sale of commercial loans during the period.

      There was a net loss on sale of real estate owned of $4.1 million for the six months ended September 30, 2009 compared to a net loss of $335,000 for the six months ended September 30, 2008. The continued downturn in the local housing market, which has negatively affected our real estate construction, land development and completed lot loan portfolios, has led to an increase of
foreclosures on these related properties.   For the six months ended September
30, 2009, the Bank recognized an REO valuation adjustment of $2.7 million, in addition to a $1.4 million loss on sale of REO. The REO valuation adjustment was the result of declines in the market value of these properties subsequent to foreclosure.

     There was a net loss on sales of investment securities of $54,000 for the six months ended September 30, 2009 compared to a net loss of $198,000 for the six months ended September 30, 2008. The Bank elected to sell selected equity securities from the investment portfolio during the six months ended September 30, 2009. The loss during the three months ended September 30, 2008 resulted from the Bank electing to take a redemption in-kind distribution for its $5.0 million investment in the AMF family of mutual funds, due to the continuing decline in the net asset value precipitated by the unprecedented disruption in the mortgage backed securities markets. In addition, there was an OTTI charge in the amount of $205,000 for the six months ended September 30, 2009 compared to no charge for the six months ended September 30, 2008.

     Other noninterest income decreased 48.9% to $918,000 for the six months ended September 30, 2009 from $1.8 million for the six months ended September 30, 2008, due primarily to a $767,000 death benefit realized from the settlement of a Bank-owned life insurance policy in the 2008 period.

     Noninterest Expense. Noninterest expense for the six months ended September 30, 2009 increased 33.8% to $20.6 million from $15.4 million for the comparable six months in 2008. Compensation and employee benefits decreased 20.8% for the six months ended September 30, 2009 to $7.0 million from $8.8 million for the comparable six months in 2008. During the third quarter of fiscal 2009, the Bank completed a strategic staffing reduction which is expected to result in approximately $3.0 million in annual savings. Building occupancy expense decreased slightly to $2.2 million for the six months ended September 30, 2009 as compared to $2.3 million for the six months ended September 30, 2008.

     Real estate owned/collection expense increased to $4.5 million for the six months ended September 30, 2009 from $311,000 in the six months ended September 30, 2008 as a result of increased legal, appraisal, collection and related expenses pertaining to delinquent and non-performing assets. FDIC insurance premiums increased to $3.2 million for the six months ended September 30, 2009 from $259,000 in the six months ended September 30, 2008. The Bank's regular quarterly assessment has increased for the six months ended September 30, 2009 as a result of the Bank no longer considered "well capitalized" for regulatory capital purposes, and the Bank's risk profile has increased based on the last FDIC examination and regulatory agreement. In addition to the regular quarterly assessments, due to losses and projected losses to the deposit insurance fund attributed to failed institutions, the FDIC has adopted a rule imposing a special assessment of five basis points on the amount of each depository institution's assets reduced by the amount of its Tier 1 capital as of June 30, 2009. The Bank's assessment amount was approximately $660,000 and was included in the expense for the six months ended September 30, 2009. The rule adopted by the FDIC authorized the FDIC to impose additional special assessments of up to the same amount based on assets as of September 30, 2009 and December 31, 2009.

     Other noninterest expense increased 6.4% to $2.9 million for the six months ended September 30, 2009 compared to $2.7 million for the six months ended September 30, 2008. During the current period, the Bank incurred a loss of approximately $380,000 related to wire fraud.

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

                                           Six Months Ended September 30,
                                                   2009 vs. 2008
                                             Increase (Decrease) Due to
                                       --------------------------------------
                                                             Rate/
(In thousands)                         Volume      Rate     Volume     Total
                                       ------    -------    ------    -------
Interest income:
  Interest and fees on loans         $ (5,994)  $  (9,121) $ 1,358   $(13,757)
  Investment securities and other
    interest-bearing securities         2,181      (1,125)  (1,285)      (229)
                                     ---------  ---------- --------  --------

Total interest-earning assets        $ (3,813)  $ (10,246) $    73   $(13,986)
                                     =========  ========== ========  ========
Interest expense:
  Deposit accounts                   $  1,564   $  (2,256) $  (206)  $   (898)
  Borrowings                           (1,188)       (526)     214     (1,500)
                                     ---------  ---------- --------  --------
Total interest-bearing liabilities   $    376   $  (2,782) $     8   $ (2,398)
                                     =========  ========== ========  ========
Increase (decrease) in net interest
 income                              $ (4,189)  $  (7,464) $    65   $(11,588)
                                     =========  ========== ========  ========

Liquidity and Capital Resources
-------------------------------

     Historically, the Corporation's primary source of funds has been dividends from the Bank. Because of its capital condition, the Bank is not permitted to pay dividends or make any other payments to the Corporation. At September 30, 2009, the Corporation had liquid assets (cash and marketable securities with maturities of one year or less) of $159.9 million. The Corporation's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our ability to continue as a going concern is substantially dependent on the successful execution of the actions referred to in Notes 2 and 3 of the Notes to the Selected Consolidated Financial Statements. The uncertainty of successful execution of our plan, among other factors, raises substantial doubt as to our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As of September 30, 2009, the total amortized cost of investments and mortgage-backed securities was $58.9 million compared to a market value of $62.0 million with a net unrealized gain of $3.1 million. As of March 31, 2009, the total amortized cost of investments and mortgage-backed securities was $64.7 million, compared to a market value of $66.9 million with a net unrealized gain of $2.2 million.

     Our primary sources of funds are cash flows from operations, which consist primarily of mortgage loan repayments, deposit increases, loan sales, real estate owned sales, borrowings and cash received from the maturity or sale of investment securities. The Corporation's liquidity fluctuates with the supply of funds and management believes that the current level of liquidity is adequate at this time. Retail deposits are our primary source of liquidity. At September 30, 2009, we had $1.17 billion of deposits and $188.3 million or 16.0% of our total deposits were in brokered certificates of deposit. The Bank, however, is operating under the Order and was "critically undercapitalized as of September 30, 2009 and as a result is not permitted to
accept or renew brokered deposits.   Maturities for brokered deposits are
$46.0 million through March 31, 2010, $97.2 million in fiscal 2011 and $45.1 million in fiscal 2012, which will be paid with available liquid funds and funds generated from the sale of loans and growth in core deposits. In addition, the Bank is limited on the pricing of deposits to 75 basis points above the market average. As a result, we are restricted in our liquidity options and as a result of the restrictions we are under on the pricing of deposit interest rates, our liquidity may be negatively impacted, possibly materially.

     In addition to deposits, we have a borrowing line with the FHLB of Seattle but no additional amounts may be borrowed under that line as of September 30, 2009. We also have the ability to borrow up to $7.0 million from the discount window at the Federal Reserve Bank of San Francisco and additional amounts through the use of reverse repurchase agreements.

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

     Stockholders' equity as of September 30, 2009 was $12.8 million, or 0.98% of assets, compared to $93.2 million, or 6.3% of assets at March 31, 2009. As of September 30, 2009, the Bank fell below the minimum level required to be adequately capitalized by regulatory standards and is considered to be "critically undercapitalized." The total risk based capital ratio was 1.98% compared to the 8.0% level required to be considered adequately capitalized. As of September 30, 2009, the Bank's Tier 1 leverage ratio was 0.77% and the Tier 1 risk based capital ratio was 0.99%, compared to the 4.0% level required for both ratios to be considered adequately capitalized. As a result of the Bank's critically undercapitalized status, we are subject to a number of requirements and restrictions on our operations. See Note 3 of the notes to the unaudited consolidated financial statements.

Regulatory Capital
------------------

     The following table compares the Corporation's and the Bank's actual capital amounts at September 30, 2009 to its minimum regulatory capital requirements at that date (in thousands):

                                                       To Be Well Capitalized
                                      For Capital      Under Prompt Corrective
                       Actual       Adequacy Purposes     Action Provisions
                   ---------------  ------------------  ----------------------
                    Amount   Ratio   Amount     Ratio    Amount       Ratio
                   -------  ------- --------  --------- --------   -----------

Total Capital
  (to Risk Weighted
  Assets)
   Consolidated    $ 21,332    2.02%  $ 84,376   >8.00%     N/A
   Horizon Bank    $ 20,876    1.98%  $ 84,367   >8.00%  $105,458    >10.00%
Tier I Capital
  (to Risk Weighted
  Assets)
   Consolidated    $ 10,666    1.01%  $ 42,188   >4.00%     N/A
   Horizon Bank    $ 10,438    0.99%  $ 42,183   >4.00%  $ 63,275    > 6.00%
Tier I Capital
  (to Average
  Assets)
   Consolidated    $ 10,666    0.79%  $ 54,133   >4.00%     N/A
   Horizon Bank    $ 10,438    0.77%  $ 54,126   >4.00%  $ 67,657    > 5.00%

     As noted above, Horizon Bank is deemed "critically undercapitalized" by regulatory definition. See Notes 2 and 3 of the Notes to the Selected Consolidated Financial Statements.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     The Corporation continues to be exposed to interest rate risk.
Currently, the Corporation's assets and liabilities are not materially exposed to foreign currency or commodity price risk. At September 30, 2009, the Corporation had no significant off-balance sheet derivative financial instruments, nor did it have a trading portfolio of investments. At September 30, 2009, there were no material changes in the Corporation's market risk from the information provided in the Form 10-K for the fiscal year ended March 31, 2009.

Item 4.  Controls and Procedures

      An evaluation of the Corporation's disclosure controls and procedures (as defined in Rule 13(a)-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Corporation's Chief Executive Officer, Chief Financial Officer, and several other members of the Corporation's senior management as of the end of the period preceding the filing date of this quarterly report. Based on this evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, the Corporation's disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Corporation in the reports it files or submits under the Act is (i) accumulated and communicated to the Corporation's management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

     In the quarter ended September 30, 2009, the Corporation did not make any changes in its internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting. While the Corporation believes the present designs of its disclosure controls and procedures and internal control over financial reporting are effective to achieve their goals, future events affecting its business may cause the Corporation to modify its disclosure controls and procedures and/or internal control over financial reporting.

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

There is substantial doubt about our ability to continue as a going concern.

     Our ability to continue as a going concern is in substantial doubt as a result of our significant net loss from operations in the three and six months ended September 30, 2009, deterioration in the credit quality of the loan portfolio, and the decline in the level of our regulatory capital to support operations there is substantial doubt about the Corporation's ability to continue as a going concern and is subject to our ability to identify and consummate a strategic transaction, including a capital infusion, a merger or sale of the Corporation or the Bank. We can give no assurance that we will identify an alternative that allows our stockholders to realize an increase in the value of the Corporation's stock and it is highly unlikely that we will be able to do so. We also can give no assurance that a transaction or other strategic alternative, once identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. In addition, a transaction, which would likely involve equity financing, would result in substantial dilution to our current stockholders and could adversely affect the price of our common stock. Unless we return to profitability or identify and execute a viable strategic alternative, which is highly unlikely, it is not likely that we will be able to continue as a going concern.

It is likely that the Bank will be placed into a federal conservatorship or receivership.

      As of September 30, 2009 the Bank was critically undercapitalized for PCA purposes. Under the FDI Act, depository institutions that are "critically undercapitalized" must be placed into conservatorship or receivership within 90 days of becoming critically undercapitalized, unless the institution's primary Federal regulatory authority (here, the FDIC) determines and documents that "other action" would better achieve the purposes of PCA. If the Bank remains critically undercapitalized on average during the calendar quarter beginning 270 days after it became critically undercapitalized, the FDI Act requires the appointment of a a receiver unless the Bank and the FDIC affirmatively can determine that, among other things, the Bank has positive net worth and the FDIC can certify that the Bank is viable and not expected to fail. Based on current circumstances, it is unlikely that the regulators would pursue a course of action other than conservatorship or receivership. If the Bank is placed into conservatorship or receivership, the Corporation would suffer a complete loss of the value of its ownership interest in the Bank, and subsequently may be exposed to significant claims by the FDIC and the DFI.

We are subject to additional requirements and restrictions on our operations as a result of the Bank's "critically undercapitalized" status and the cost of compliance, as well as any possible failure to comply, could have a material adverse effect on our business, financial condition and results of operations.

     As of September 30, 2009, the Bank's capital ratios had fallen below the level required for "adequately capitalized" status to the "critically undercapitalized" level. As a result, in addition to the requirements and restrictions already imposed on us under the Order and under the notification given to the Corporation by the Federal Reserve Bank of San Francisco, a number of other requirements and restrictions can or will be imposed on us by our regulators. These additional requirements and restrictions are described in Notes 2 and 3 of the notes to the unaudited consolidated financial statements. While the Corporation intends to take such actions as may be necessary to enable the Bank to comply with the requirements of the Order, it is highly unlikely that the Bank will be able to comply fully with the provisions of the Order or that efforts to comply with the Order will not have material and adverse effects on the operations and financial condition of the Corporation. Our failure to comply with the Order or any additional restrictions imposed upon us could have a material adverse effect on our business and results of operations.

We may be subjected to negative publicity that may adversely affect our business, financial condition, liquidity and results of operations.

     We may be the subject of negative news reports discussing our current financial situation and various departures of senior management as the press and others speculate about whether we will be able to continue as a going concern. These reports may have a negative impact on our business. For example, even though our deposits are insured by the FDIC, customers may choose to withdraw their deposits, and new customers may choose to do business elsewhere. In addition, we may find that our service providers will be reluctant to commit to long-term projects with us. Even if we are able to improve our current financial situation, we may be the object of negative publicity and speculation about our future.

We are subject to restrictions on the amount of interest that we can pay our customers, which could cause our deposits to decrease. Because we depend on deposits as a source of liquidity, a decrease in deposits would adversely affect our ability to continue as a going concern.

      Virtually all of our funding comes from traditional deposit products. The Bank promotes selected deposit accounts to both individuals and businesses at competitive rates. The Bank competes for customer deposits largely on the basis of the interest rates that it pays out. The Bank is now restricted in the amount of interest that it can pay out. As a result, we likely could experience a decrease in new deposits, and our existing customers may transfer their deposits to other institutions that are able to offer a higher interest rate, which could have a material adverse effect on our ability to continue as a going concern.

The Corporation and the Bank are prohibited from paying any dividends or distributions on their respective equity securities.

     As a result of their respective capital levels, neither the Corporation nor the Bank may pay any dividends or make any distributions on their respective equity securities without, among other things, prior written regulatory approval. Given the Company's and the Bank's current condition, it is doubtful that any regulator would approve any dividend payment or capital distribution now or in the foreseeable future. Accordingly, the Corporation will not be able to look to the Bank's financial resources to satisfy its own financial obligations.

It is unlikely that we will be able to return to the business of originating new loans or offering new products.

      In light of regulatory restrictions and the current market conditions, our current focus is on servicing our existing loan portfolio and we are unsure when, if ever, we will begin to originate new loans or offer new products. If we are unable to originate new, profitable loans for an extended period, our financial condition and results of operations will continue to be adversely affected.

We may be required to make further increases in our provisions for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

     For the quarter and six months ended September 30, 2009, we recorded a provision for loan losses of $29.0 and $64.5 million, respectively compared to $40.0 million for the quarter ended March 31, 2009 and $12.0 and $15.0 million for the three and six months ended September 30, 2008, respectively, which substantially reduced our results of operations for those periods. We also recorded net loan charge-offs of $44.6 and $67.6 million for the quarter and six months ended September 30, 2009, respectively compared with $26.3 million for the quarter ended March 31, 2009 and $5.6 and $8.5 million for the three
and six months ended September 30, 2009, respectively.   We are continuing to
experience a high level of loan delinquencies and credit losses. Generally, our non-performing loans and assets reflect operating difficulties of individual borrowers resulting from weakness in the economy of the Pacific Northwest. In addition, slowing housing and developed lot sales have been a contributing factor to the increase in non-performing loans as well as high levels of delinquencies. At September 30, 2009, our total non-performing loans had increased to $88.3 million compared to $85.4 million at March 31, 2009 and $78.4 million at September 30, 2008. Our portfolio is concentrated in construction and land development loans and commercial and multi-family loans, all of which have a higher risk of loss than residential mortgage loans. While commercial construction and land development loans represented $273.2 million or 28.1% of our total loan portfolio at September 30, 2009, they represented $95.9 million or 74.6% of our non-performing assets at that date. If current trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses. An increase in our credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

If the trading price of our common shares fails to comply with the continued listing requirements of The Nasdaq Global Select Market, we would face possible delisting, which would result in a limited public market for our common shares.

      If we do not continue to comply with the continued listing requirements for The Nasdaq Global Select Market, then Nasdaq may provide written notification regarding the delisting of our securities. At that time, we would have the right to request a hearing to appeal. The Nasdaq determination and would also have the option to apply to transfer our securities to The Nasdaq Capital Market.

      We cannot be sure that our price will comply with the requirements for continued listing of our common shares on The Nasdaq Global Select Market, or that any appeal of a decision to delist our common shares will be successful. If our common shares lose their status on The Nasdaq Global Select Market and we are not successful in obtaining a listing on The Nasdaq Capital Market, our common shares would likely trade in the over-the-counter market.

      If our shares were to trade on the over-the-counter market, selling our common shares could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and security analysts' coverage of us may be reduced. In addition, in the event our common shares are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our common shares, further limiting the liquidity thereof. These factors could result in lower prices and larger spreads in the bid and ask prices for common shares.


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

        (3.2)  Bylaws of Horizon Financial Corp. (incorporated by reference to
               Exhibit 3.2 to the Registrant's Current Report on Form 8-K dated October 13, 1995)
       (10.1) Amended and Restated Employment Agreement with V. Lawrence Evans (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
       (10.2) Deferred Compensation Plan (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 1996)
       (10.3)  Bank of Bellingham 1993 Employee Stock Option Plan
              (incorporated by reference to Exhibit 99 to the Registrant's
               Registration Statement on Form S-8 (File No. 33-88571)
       (10.4) Severance Agreement with Dennis C. Joines (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2002)
       (10.5)  Severance Agreement with Richard P. Jacobson, as amended
              (incorporated by reference to the Registrant's Current Report on
               Form 8-K dated January 23, 2008)
       (10.6) Severance Agreement with Steven L. Hoekstra (incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002)
       (10.7) Stock Incentive Plan (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8 (File No. 333-127178))
       (10.8) Form of Incentive Stock Option Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27, 2005)
       (10.9) Form of Non-qualified Stock Option Award Agreement under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit
               99.1 contained in the Registrant's Current Report on Form 8-
               K dated July 27, 2005)
       (10.10) Form of Restricted Stock Award Agreement under the 2005 Stock
               Incentive Plan (incorporated by reference to Exhibit 99.1 contained in the Registrant's Current Report on Form 8-K dated July 27,2005)
       (10.11) Form of Salary Continuation Agreement between Horizon Bank and
               Executive Officers Steven L. Hoekstra, Richard P. Jacobson and Dennis C. Joines (incorporated by reference to Exhibit 99.1 contained in the Registrant's current Report on Form 8-K dated September 27, 2006)
       (10.12) Amended Salary Continuation Agreement between Horizon Bank and
               Richard P. Jacobson (incorporated by reference to Exhibit 10.1 contained in the Registrant's Current Report on Form 8-K dated January 23, 2008)
       (10.13) Transition agreement with V. Lawrence Evans (incorporated by reference to the registrant's Current Report on Form 8-K dated March 25, 2008)
       (10.14) Severance Agreement with Greg B. Spear (incorporated by reference to the Registrant's Current Report on Form 8-K dated October 24, 2008)
       (14) Code of Ethics (incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended March 31, 2007)
       (31) Certification of Chief Executive Officer and Chief financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
       (32) Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     HORIZON FINANCIAL CORP.



                                       By:/s/Richard P. Jacobson
                                          --------------------------------
                                          Richard P. Jacobson
                                          Chief Executive Officer



                                       By:/s/Kelli J. Holz
                                          --------------------------------
                                          Kelli J. Holz
                                          Interim Chief Financial Officer



                                       Dated:   November 9, 2009
                                                ----------------

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

Date:  November 9, 2009
                                    /s/Richard P. Jacobson
                                    -------------------------------------
                                    Richard P. Jacobson
                                    Chief Executive Officer

                                  Exhibit 31.2

                                 Certification


I, Kelli J. Holz, certify that:

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

Date:  November 9, 2009
                                     /s/Kelli J. Holz
                                     -----------------------------------
                                     Kelli J. Holz
                                     Interim Chief Financial Officer

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


/s/Richard P. Jacobson              /s/Kelli J. Holz
----------------------------        --------------------------------
Richard P. Jacobson                 Kelli J. Holz
Chief Executive Officer             Interim Chief Financial Officer


Dated:  November 9, 2009